Form 10-K
period 2018-09-30
WestRock Co
filed 2018-11-16
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-223964

WESTROCK COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1880617
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1000 Abernathy Road NE, Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (770) 448-2193

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2018 (based on the closing price per share as reported on the New York Stock Exchange on such date), was approximately $16,230 million.

As of November 1, 2018, the registrant had 253,551,938 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 1, 2019 are incorporated by reference in Part III.

EXPLANATORY NOTE

On November 2, 2018, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 28, 2018, among WRKCo Inc. (formerly known as WestRock Company) (“WRKCo”), KapStone Paper and Packaging Corporation (“KapStone”), WestRock Company (formerly known as Whiskey Holdco, Inc.) (the “Company” or “WestRock”), Whiskey Merger Sub, Inc. and Kola Merger Sub, Inc., the Company acquired all of the outstanding shares of KapStone through a transaction in which: (i) Whiskey Merger Sub, Inc. merged with and into WRKCo, with WRKCo surviving such merger as a wholly owned subsidiary of the Company (the “WestRock Merger”) and (ii) Kola Merger Sub, Inc. merged with and into KapStone, with KapStone surviving such merger as a wholly owned subsidiary of the Company (the “KapStone Merger” and, together with the WestRock Merger, the “Mergers”). As a result of the Mergers, among other things, the Company became the ultimate parent of WRKCo, KapStone and their respective subsidiaries. Effective as of the effective time of the Mergers (the “Effective Time”), the Company changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”. See Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “Note 23. Subsequent Events (Unaudited)” of the Notes to Consolidated Financial Statements for more information.

The shares of both WRKCo common stock and KapStone common stock were suspended from trading on the New York Stock Exchange (the “NYSE”) prior to the open of trading on November 5, 2018. Shares of Company common stock continued regular-way trading on the NYSE using WRKCo’s trading history under the ticker symbol “WRK” immediately following the suspension of trading of WRKCo common stock.

The Company is the successor issuer to both WRKCo and KapStone pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Mergers and subsequent Form 15 filings, WRKCo and KapStone are no longer subject to the reporting requirements of the Exchange Act. However, in order to provide continuity of information to investors and to meet the Company’s obligations pursuant to Rule 12b-3(g) under the Exchange Act, this Annual Report on Form 10-K (the “Form 10-K”) filed by the Company under the Company’s new CIK code is also a complete Annual Report on Form 10-K of the Company’s predecessor registrant WRKCo with respect to WRKCo’s last full fiscal year (the fiscal year ended September 30, 2018) prior to the Mergers and contains all of the information that would have been required had WRKCO itself filed an Annual Report on Form 10-K for the year ended September 30, 2018 prior to filing the Form 15 suspending its reporting obligations. Since the Mergers closed after the end of the September 30, 2018 fiscal year end covered by the Form 10-K, the Form 10-K reflects the results of WRKCo for periods prior to the Mergers. Accordingly, the historical financial results presented herein are those of WRKCo only and do not reflect the Mergers or include any results of KapStone. WRKCo was the accounting acquirer in the transaction; therefore, the historical consolidated financial statements of WRKCo for periods prior to the Mergers (including the fiscal year ended September 30, 2018) are also considered to be the historical financial statements of the Company.

Whiskey Holdco, Inc. (“Whiskey Holdco”) was formed on January 25, 2018 for the purpose of effecting the Mergers. At the time of its formation and until the consummation of the Mergers, Whiskey Holdco was a wholly-owned subsidiary of WRKCo (then WestRock Company). Prior to the Mergers, Whiskey Holdco did not conduct any activities other than those incidental to its formation and the matters contemplated by the Merger Agreement, including being party to the Delayed Draw Credit Agreement (as hereinafter defined). As a wholly-owned subsidiary of WRKCo, Whiskey Holdco’s limited activities are reflected in WRKCo’s consolidated financial statements for the fiscal year ended September 30, 2018. As a result, we have not presented any separate financial information for Whiskey Holdco, including a consolidated balance sheet at September 30, 2018, or a consolidated statement of operations, consolidated statement of comprehensive income or consolidated statement of cash flows for the year ending September 30, 2018 as that information would not be meaningful.

WESTROCK COMPANY

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries for periods on or after November 2, 2018 and to WRKCo (formerly known as WestRock Company) for periods prior to November 2, 2018.

General

WestRock is a multinational provider of paper and packaging solutions for consumer and corrugated packaging markets. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia. We also sell real estate primarily in the Charleston, SC region.

WestRock was formed on March 6, 2015 for the purpose of effecting the Combination (as defined below).  Pursuant to the second amended and restated business combination agreement, dated April 17, 2015 and amended as of May 5, 2015 by and among WestRock, WestRock RKT Company (formerly known as Rock-Tenn Company, and a wholly-owned subsidiary of WestRock) (“RockTenn”), WestRock MWV, LLC (formerly known as MeadWestvaco Corporation, and a wholly-owned subsidiary of WestRock) (“MWV”), Rome Merger Sub, Inc. and Milan Merger Sub, LLC (the “Business Combination Agreement”), on July 1, 2015, (i) Rome Merger Sub, Inc. merged with and into RockTenn, with RockTenn surviving the merger as a wholly-owned subsidiary of WestRock, and (ii) Milan Merger Sub, LLC merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock (the “Combination”). Prior to the Combination, WestRock did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement. On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses and RockTenn and MWV each became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination. See “Note 2. Mergers, Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information.

On May 15, 2016, WestRock completed the distribution of the outstanding common stock, par value $0.01 per share, of Ingevity Corporation, formerly the Specialty Chemicals business of WestRock (“Ingevity”) to WestRock’s stockholders (the “Separation”). As a result of the Separation, we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

On April 6, 2017, we completed the sale (the “HH&B Sale”) of our Home, Health and Beauty business, a former division of our Consumer Packaging segment (“HH&B”). We used the proceeds from the HH&B Sale in connection with the MPS Acquisition (as defined below). We recorded a pre-tax gain on sale of HH&B of $192.8 million in fiscal 2017. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” of the Notes to Consolidated Financial Statements for additional information.

On June 6, 2017, we completed the acquisition (the “MPS Acquisition”) of Multi Packaging Solutions International Limited, a Bermuda (“MPS”) exempted company. MPS is reported in our Consumer Packaging segment. See “Note 2. Mergers, Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information.

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mills and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. Following the Combination and until the completion of the Separation, our financial results of operations had a fourth reportable segment, Specialty Chemicals. Prior to the HH&B Sale, our Consumer Packaging segment included HH&B.

Products

Corrugated Packaging Segment

We are one of the largest integrated producers of linerboard and corrugating medium (“containerboard”) in North America measured by tons produced, and one of the largest producers of high-graphics preprinted linerboard measured by net sales in North America. We have integrated corrugated operations in North America, Brazil and India. We believe we are one of the largest paper recyclers in North America and our recycling operations provide substantially all of the recycled fiber to our mills, as well as to third parties. Our Brazil operations own and operate forestlands that provide virgin fiber to our Brazilian mill.

We operate an integrated corrugated packaging system that manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store, promote and display products made to our customers’ merchandising and distribution specifications. We convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and regional and large national accounts. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty, and other household, consumer, commercial and industrial products. Corrugated packaging may also be graphically enhanced for retail sale, particularly in club store locations. We provide customers with innovative packaging solutions to promote and sell their products. We provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together, and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. Our containerboard mills and corrugated container operations are integrated with the majority of our containerboard production used internally by our corrugated container operations. The balance is either used in trade swaps with other manufacturers or sold domestically and internationally.

Our recycling operations primarily procure recovered paper (also known as recycled fiber) from our converting facilities and from third parties, such as factories, warehouses, commercial printers, office complexes, grocery and retail stores, document storage facilities, paper converters and other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. We operate recycling facilities that collect, sort, grade and bale recovered paper and, after sorting and baling, we transfer it to our mills for processing or sell it principally to manufacturers of paperboard or containerboard in the United States (“U.S.”), as well as manufacturers of tissue, newsprint, roofing products and insulation, and to export markets. We operate a nationwide fiber marketing and brokerage system that serves large regional and national accounts, as well as our recycled containerboard and paperboard mills, and sells scrap materials from our converting businesses and mills. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our recycling facilities are located close to our recycled containerboard and paperboard mills, which helps promote the availability of supply with reduced shipping costs. In fiscal 2019, we plan to operate our recycling operations primarily as a procurement function, shifting its focus to the procurement of low cost, high quality fiber for our mill system. As a result, we will no longer record recycling sales. Sales of corrugated packaging products to external customers accounted for 54.9%, 55.5% and 54.6% of our net sales in fiscal 2018, 2017 and 2016, respectively. See “Note 6. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Consumer Packaging Segment

We operate integrated virgin and recycled fiber paperboard mills, consumer packaging converting operations, which convert items such as folding and beverage cartons, displays, interior partitions, inserts and labels. Our integrated system of virgin and recycled mills produces paperboard for our converting operations and third parties. We internally consume or sell to manufacturers of folding cartons and other paperboard products our coated natural kraft, bleached paperboard and coated recycled paperboard, and internally consume or sell to manufacturers of solid fiber interior packaging, tubes and cores, book covers and other paperboard products our specialty recycled paperboard. The mill owned by our Seven Hills Paperboard LLC (“Seven Hills”) joint venture in Lynchburg, VA manufactures gypsum paperboard liner for sale to our joint venture partner.

We are one of the largest manufacturers of folding and beverage cartons in North America. We believe we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales and the largest manufacturer of solid fiber partitions in North America measured by net sales. Our folding and beverage cartons are used to package items such as food, paper, beverages, dairy products, tobacco, confectionery, health and beauty and other household consumer, commercial and industrial products primarily for retail sale. Our folding and beverage cartons are also used by our customers to attract consumer attention at the point-of-sale. We manufacture express mail packages for the overnight courier industry, provide inserts and labels as well as rigid packaging and other printed packaging products, such as transaction cards (e.g., credit, debit, etc.), brochures, product literature, marketing materials (such as booklets, folders, inserts, cover sheets and slipcases) and grower tags and plant stakes for the horticultural market. For the global healthcare market, we manufacture secondary packages designed to enhance patient adherence for prescription drugs, as well as paperboard packaging for over-the-counter and prescription drugs. Our customers generally use our inserts and labels to provide customer product information either inside a secondary package (e.g., a folding carton) or affixed to the outside of a primary package (e.g., a bottle). Folding cartons typically protect customers’ products during shipment and distribution, and employ graphics to promote them at retail. We manufacture folding and beverage cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics, such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies, as well as iridescent, holographic, textured and dimensional effects to provide differentiated packaging products, and support our customers with new package development, innovation and design services and package testing services. We manufacture and sell our solid fiber and corrugated partitions and die-cut paperboard components principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals, and to the automotive industry.

We design, manufacture and, in certain cases, pack temporary displays for sale to consumer products companies and retailers. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for these customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked with our customers’ product; therefore, they are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services, such as multi-product promotional packing and product manipulation, such as multipacks and onpacks. We manufacture and distribute point of sale material utilizing litho, screen and digital printing technologies. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics.

Sales of consumer packaging products to external customers accounted for 44.2%, 42.8% and 44.6% of our net sales in fiscal 2018, 2017 and 2016, respectively. See “Note 6. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Land and Development Segment

We are responsible for maximizing the value of the various real estate holdings we own that are concentrated in the Charleston, SC region, some of which are held through partnerships. We are in the process of accelerating the monetization of these holdings and expect to complete the monetization during fiscal 2019. After we complete the monetization, the segment will cease to exist. Sales in our Land and Development segment to external customers accounted for 0.9%, 1.7% and 0.8% of our net sales in fiscal 2018, 2017 and 2016, respectively. See “Note 6. Segment Information” and “Note 9. Assets Held For Sale” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Raw Materials

The primary raw materials used by our mill operations are recycled fiber at our recycled containerboard and paperboard mills and virgin fibers from hardwoods and softwoods at our virgin containerboard and paperboard mills. Certain of our virgin containerboard is manufactured with some recycled fiber content. Recycled fiber prices and virgin fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly during significant changes in weather, such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations.

Containerboard and paperboard are the primary raw materials used by our converting operations. Our converting operations use many different grades of containerboard and paperboard. We supply substantially all of our converting operations' needs for containerboard and paperboard from our own mills and through the use of trade swaps with other manufacturers. These arrangements allow us to optimize our mill system and reduce freight costs. Because there are other suppliers that produce the necessary grades of containerboard and paperboard used in our converting operations, we believe we would be able to source significant replacement quantities from other suppliers in the event we incur production disruptions for recycled or virgin containerboard and paperboard. See Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and wood by-products (biomass) at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with coal and fuel oil to generate steam used in the paper making process and, at a few mills, to generate electricity used on site. In our virgin fiber mills, we use natural gas, biomass and coal to generate steam used in the pulping and paper making processes and to generate some or all of the electricity used on site. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. See Item 1. “Business — Governmental Regulation — Environmental and Other Matters” for additional information. See also Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from our facilities to our customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs. We experienced significantly higher freight costs in fiscal 2018, as transportation companies raised prices to address a shortage of drivers and strong demand. The principal markets for our products are in North America, South America, Europe, Asia and Australia. See Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Sales and Marketing

None of our top ten external customers individually accounted for more than 10% of our consolidated net sales in fiscal 2018. We generally manufacture our products pursuant to customers’ orders. We believe that we have good relationships with our customers. See Item 1A. “Risk Factors — We Depend on Certain Large Customers”.

As a result of our vertical integration, our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. During fiscal 2018, approximately two-thirds of our coated natural kraft tons shipped, approximately three-fifths of our coated recycled paperboard tons shipped and approximately one-fifth of our bleached paperboard tons shipped were delivered to our converting operations, primarily to manufacture folding and beverage cartons, and approximately three-fourths of our containerboard tons shipped, including trade swaps and buy/sell transactions, were delivered to our converting operations to manufacture corrugated products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills. Excluding the production from Seven Hills and from our Aurora, IL facility, which is converted into book covers and other products, approximately two-fifths of our specialty recycled paperboard tons shipped in fiscal 2018 were delivered to our converting operations, primarily to manufacture interior partitions. We have the ability to move our internal sourcing among certain of our mills to optimize the efficiency of our operations.

We aim to execute consistent commercial excellence processes across the Company and believe that our ability to leverage our full portfolio of differentiated solutions and capabilities enables us to differentiate ourselves from our competitors.

We market our products primarily through our own sales force. We also market a number of our products through independent sales representatives, independent distributors or both. We generally pay our sales personnel a combination of base salary, commissions and annual bonus. We pay our independent sales representatives on a commission basis. We discuss foreign net sales to unaffiliated customers and other non-U.S. operations financial and other segment information in “Note 6. Segment Information” of the Notes to Consolidated Financial Statements.

Competition

We operate in a competitive global marketplace and compete with many large, well established and highly competitive manufacturers and service providers. Our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition, economic conditions in the U.S. and abroad, as well as fluctuations in currency exchange rates.

The industries we operate in are highly competitive, and no single company dominates any of those industries. Our containerboard and paperboard operations compete with integrated and non-integrated national and regional companies operating primarily in North America, and to a limited extent, manufacturers outside of North America. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. In the corrugated packaging and folding and beverage carton markets, we compete with a significant number of national, regional and local packaging suppliers in North America and abroad. In the solid fiber interior packaging, promotional point-of-purchase display and converted paperboard products markets, we primarily compete with a smaller number of national, regional and local companies offering highly specialized products. Our recycled fiber brokerage and collection operations compete with various other companies for the procurement and supply of recovered paper, including brokers and companies that export recovered paper to international markets. The Land and Development segment competes in the real estate sales and development market, primarily in the Charleston, SC region.

Because all of our businesses operate in highly competitive industry segments, we regularly discuss sales opportunities for new business or for renewal of existing business with customers. Our packaging products compete with packaging made from other materials, including plastics. The primary competitive factors we face include price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors and we obtain feedback on our performance with customer surveys, among other means.

The businesses we operate in have undergone consolidation. Within the packaging products industry, larger customers, with an expanded geographic presence, have tended to seek suppliers that can, because of their broad geographic presence, efficiently and economically supply all or a range of their packaging needs. In addition, our customers continue to demand higher quality products meeting stricter quality control requirements.

See Item 1A. “Risk Factors — We Face Intense Competition” and “Risk Factors — We May Be Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Governmental Regulation

Health and Safety Regulations

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health, including the Occupational Safety and Health Act of 1970 (“OSHA”) and similar laws and regulations. OSHA, among other things, establishes asbestos standards for the workplace. Although we do not use asbestos in manufacturing our products, asbestos containing material (“ACM”) is present in some of our facilities. For those facilities where ACM is present, we have established procedures for properly managing the material, including, but not limited to, employee training and work practices to maintain the ACM in good condition and minimize exposure. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ manufacturing processes that result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities.

On January 31, 2013, the U.S. Environmental Protection Agency (“EPA”) published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” Boiler MACT required compliance by January 31, 2016 or by January 31, 2017 for those mills for which we obtained a prior compliance extension. All work required for our boilers to comply with the rule has been completed. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how this decision will impact our existing Boiler MACT strategies or whether we will incur additional costs to comply with any revised Boiler MACT standards.

In addition to Boiler MACT, we are subject to a number of other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S.

We are involved in various administrative proceedings relating to environmental matters that arise in the normal course of business, and we may become involved in similar matters in the future. Although the ultimate outcome of these proceedings cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, we do not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

See Item 1A. “Risk Factors — We are Subject to a Wide Variety of Laws, Regulations and Other Requirements That are Subject to Change and May Impose Substantial Compliance Costs”.

CERCLA and Other Remediation Costs

We face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, are liable for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other potentially responsible parties (“PRPs”) and costs are commonly allocated according to relative amounts of waste deposited and other factors.

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws, including CERCLA. Based on information known to us and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations, including natural resources damaged at these or other sites in the future could result in additional costs.

On January 26, 2009, Smurfit-Stone Container Corporation (“Smurfit-Stone”) and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been satisfied by claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that are not subject to the bankruptcy discharge, but are not currently identified. The final bankruptcy distributions were made in fiscal 2018.

We believe that we can assert claims for indemnification pursuant to existing rights we have under purchase and other agreements in connection with certain remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles/retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

We estimate that we will invest approximately $22 million for capital expenditures during fiscal 2019 in connection with matters relating to environmental compliance, excluding KapStone. It is possible that our capital expenditure assumptions and the project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering projects and the outcomes of pending legal challenges to the Boiler MACT rules.

Climate Change

Certain jurisdictions in which we have manufacturing facilities or other investments have taken actions to address climate change. The EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit greenhouse gases (“GHG”). The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have facilities subject to existing GHG permitting and reporting requirements, the impact of these requirements has not been material to date.

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the EPA issued a second rule-setting standards of performance for new, modified and reconstructed electric utility generating units. On February 9, 2016, the U.S. Supreme Court issued a stay halting implementation of the Clean Power Plan until the pending legal challenges to the rule are resolved. As directed by Executive Order by the President of the United States (“Executive Order”), on April 4, 2017, the EPA issued a proposed rule announcing its intention to review the Clean Power Plan, and, if appropriate, initiate proceedings to suspend, revise or rescind it. A number of states subject to the Clean Power Plan have stopped working on their implementation strategies in response to the litigation and Executive Order; however, certain states where we operate manufacturing facilities have indicated their intention to continue their carbon reduction efforts. On August 21, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule, which would establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule would replace the 2015 Clean Power Plan, which EPA has proposed to repeal. The Clean Power Plan was stayed by the U.S. Supreme Court and has never gone into effect. Although the Clean Power Plan and ACE rule do not apply directly to the power generation facilities at our mills, if either rule becomes effective, it would have the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. Due to ongoing litigation and other uncertainties regarding the Clean Power Plan and ACE rule, their potential impacts on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and-trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began on January 1, 2013. In July 2017, California extended the cap-and-trade program to 2030. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology issued a final rule, known as the Clean Air Rule, which applies to facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year. Energy intensive and trade exposed facilities, including our Tacoma, WA and Longview, WA (which we acquired through the KapStone Acquisition (as hereinafter defined)) mills, and transportation fuel importers are subject to regulation under this program. In September 2016, various groups filed lawsuits against the Washington Department of Ecology challenging the Clean Air Rule. In April 2018, the Thurston County Superior Court invalidated the Clean Air Rule, and the Washington Department of Ecology subsequently filed an appeal with the State Supreme Court. The Court has not yet decided whether to grant the appeal. Implementation of the Clean Air Rule has been stayed in the meantime.

The agreement signed in April 2016 among the U.S. and over 170 other countries, which arose out of negotiations at the United Nation’s Conference of Parties (COP21) climate summit in December 2015 (the “Paris Agreement”), established a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set GHG reduction targets. The Paris Agreement became effective on November 4, 2016. Although a party to the agreement may not provide the required one-year notice of withdrawal until three years after the effective date, in June 2017, President Trump announced that the U.S. intended to withdraw from the Paris Agreement. The governors of New York, California and Washington subsequently announced their intent to form a “climate alliance” to coordinate a state response to climate change. At this time, it is not possible to determine how the Paris Agreement, or any potential U.S. commitments in lieu of those under the agreement, may impact U.S. industrial facilities, including our domestic operations.

Several of our international facilities are located in countries that have already adopted GHG emissions trading schemes. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces that have joined together to create a cap-and-trade program to reduce GHG emissions. In 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020 and 37.5% from 1990 levels by 2030. In 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. The Province formally linked its carbon trading system with California’s system in January 2014 and with Ontario’s system in January 2018. Our mill in Quebec is subject to these cap-and-trade requirements, although the direct impact of this regulation has not been material to date. Compliance with this program and other similar programs may require future expenditures to meet required GHG emission reduction requirements in future years.

The regulation of climate change continues to develop in the areas of the world where we conduct business. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations.

Sustainability

Sustainability is an integral part of our business strategy and one of our four stated key value drivers for our customers. Paper-based packaging has several attributes that, we believe, makes it well-suited to helping our customers provide sustainable solutions for their customers. For example, it is lightweight, durable, versatile, renewable and recyclable. Given the size and geographic breadth of our manufacturing operations and our history of developing innovative products and solutions, we believe that we are uniquely positioned to help our customers improve their sustainability. Also, we are helping to drive the development of the circular economy by recovering used paper-based packaging through our extensive network of recycling facilities and turning the recovered fiber into new packaging or selling it to others to use to make new products. Examples of our commitment to sustainability include having one of the industry’s largest certified virgin fiber procurement systems and heading an industry-leading foodservice recycling initiative. We have been recognized for our sustainability efforts through, among other things, industry award programs and inclusion in the FTSE 4 Good index.

Patents and Other Intellectual Property

We hold a substantial number of foreign and domestic trademarks, trademark applications, trade names, patents, patent applications and licenses relating to our business, our products and our production processes. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. It also includes exclusive rights to substantial proprietary packaging system technology in the U.S. or other licenses obtained from a third party. Our brand name and logo, and certain of our products and services, are protected by domestic and foreign trademark rights. Our patents, trademarks and other intellectual property rights, particularly those relating to our converting operations, are important to our operations as a whole. Our intellectual property has various expiration dates. See Item 1A. “Risk Factors — We Depend On Our Ability to Develop and Successfully Introduce New Products and/or to Acquire and Retain Intellectual Property Rights”.

Employees

At September 30, 2018, we employed approximately 45,100 people, of which approximately 76% were located in the U.S. and Canada and 24% were located in Europe, South America, Mexico and Asia/Pacific. Of the approximately 45,100 employees, approximately 71% were hourly, and approximately 29% were salaried, employees. Approximately 41% of our hourly employees in the U.S. and Canada are covered by collective bargaining agreements (“CBA or CBAs”), which typically have four to six year terms. Approximately 3% of our employees in the U.S. and Canada are working under expired contracts and approximately 2% of our U.S. and Canada employees are covered under CBAs that expire within one year. Approximately 49% of our employees outside the U.S. and Canada are covered by agreements similar to CBAs, which most frequently have four to six year terms. Approximately 5% of our employees not based in the U.S. and Canada are working under expired agreements and approximately 6% of them are covered under agreements that expire within one year.

While we have experienced isolated work stoppages in the past, we have been able to resolve them, and we believe that working relationships with our employees are generally good. While the terms of our CBAs vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered.

In October 2014, we entered into a master agreement with the United Steelworkers Union (“USW”) that applied to substantially all of our legacy RockTenn facilities represented by the USW at that time. The agreement has a six year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing and successorship. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. Wage increases specified in the master agreement have been negotiated and ratified. The master agreement permits us to apply its terms to USW employees who work at facilities we acquire during the term of the agreement. The master agreement covers approximately 60 of our U.S. facilities and approximately 6,800 of our employees.

See Item 1A. “Risk Factors — We May Be Adversely Impacted By Work Stoppages and Other Labor Relations Matters”.

International Operations

Our operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe, Asia and Australia. Sales attributable to non-U.S. operations were 19.9%, 17.6% and 17.1% of our net sales in fiscal 2018, 2017 and 2016, respectively, some of which were transacted in U.S. dollars. See “Note 6. Segment Information” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We are Exposed to Risks Related to International Sales and Operations”.

Available Information

Our Internet address is www.westrock.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website our board committee charters, as well as the corporate governance guidelines adopted by our board of directors, our Code of Conduct for employees, our Code of Conduct and Ethics for the Board of Directors and our Code of Ethical Conduct for Chief Executive Officer (“CEO”) and Senior Financial Officers. Any amendments to, or waiver from, any provision of these codes that are required to be disclosed will be posted on our website. We will also provide copies of these documents, without charge, at the written request of any stockholder of record. Requests for copies should be mailed to: WestRock Company, 1000 Abernathy Road NE, Atlanta, Georgia 30328, Attention: Corporate Secretary.

Forward-Looking Information

This report contains statements that relate to future, rather than past, events. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements made in this report often address our expected future business and financial performance and financial conditions, and often contain words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods. Forward-looking statements are based on currently available information and our current expectations, beliefs, plans or forecasts, and include statements made in this report regarding, among other things:

•	our belief that we are one of the largest paper recyclers in North America;
•	our plan to operate our recycling operations primarily as a procurement function in fiscal 2019;
•

our belief that we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales and the largest manufacturer of solid fiber partitions in North America measured by net sales;

•	our expectation that we will complete the monetization of our Land and Development holdings during fiscal 2019;
•	our belief that we would be able to source significant replacement quantities from other suppliers in the event we incur production disruptions for recycled or virgin containerboard and paperboard;
•	our belief that we have good relationships with our customers;
•	our belief that our ability to leverage our full portfolio of differentiated solutions and capabilities enables us to differentiate ourselves from our competitors;
•	our belief that we compete effectively on price, design, product innovation, quality and service;
•	our belief that future compliance with health and safety laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows;
•

our belief that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will not have a material adverse effect on our results of operations, financial condition or cash flows;

•

our belief that the costs associated with investigations or remediations under various environmental laws, including CERCLA, and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows;

•

our belief that matters relating to previously identified third party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been satisfied by claims in the Smurfit-Stone bankruptcy proceedings;

•

our belief that we can assert claims for indemnification pursuant to existing rights we have under purchase and other agreements in connection with certain of our existing remediation sites and have insurance coverage, subject to applicable deductibles/retentions, policy limits and other conditions, for certain environmental matters;

•	our expectation that compliance with the Western Climate Initiative and other similar programs may require future expenditures to meet required GHG emission reduction requirements in future years;
•	our belief that we are uniquely positioned to help our customers improve their sustainability;
•

our belief that working relationships with our employees are generally good and that the material terms of our CBAs are customary for the industry, the type of facility, the classification of the employees and the geographic location covered;

•

our belief that the trading price of our Common Stock was adversely affected in fiscal 2018 due, in part, to concerns about announcements by certain of our competitors of planned additional capacity in the North American containerboard market;

•

that we may be required to incur additional indebtedness to satisfy our payment obligations in respect of our put and call options or other arrangements pursuant to which we increase our ownership in Grupo Gondi;

•	that we may form additional joint ventures;
•

our expectation that benefits from potential, as well as completed, acquisitions and joint ventures will include synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do;

•	our expectation that the KapStone Acquisition to generate synergies and performance improvements of approximately $200 million by the end of fiscal 2021;
•

our expectation that we will continue to incur significant capital, operating and other expenditures complying with applicable environmental laws and regulations, particularly those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater, including situations where we have been identified as a PRP;

•	our expectation that we will make future contributions primarily to certain of our non-U.S. pension plans in the coming years;

•

our belief that certain multiemployer pension plans (“MEPP” or “MEPPs”) in which we participate or have participated, including Pace Industry Union-Management Pension Fund (“PIUMPF”), have material unfunded vested benefits;

•	that we are considering withdrawing from, and may withdraw from, one or more MEPPs;
•	our belief that our existing production capacity is adequate to serve existing demand for our products and that our plants and equipment are in good condition;
•

our expectation that the linerboard production system of Panama City, FL mill will return to full production capacity by the end of November 2018 and that the market pulp production line will operate at 50% of capacity by early December 2018 and should return to full operation in approximately six months;

•	our belief that the resolution of lawsuits and claims will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows;
•

our expectation with respect to the potential benefits (including the integration of tons) related to (i) the acquisition (the “Schlüter Acquisition”) of Schlüter Print Pharma Packaging (“Schlüter”), (ii) the acquisition (the “Plymouth Packaging Acquisition”) of substantially all of the assets of Plymouth Packaging, Inc. (“Plymouth”), (iii) the July 17, 2017 acquisition (the “Island Container Acquisition”) of certain assets and liabilities of Island Container Corp. and Combined Container Industries LLC (“Island”), (iv) the acquisition of Hanna Group Pty Ltd (“Hanna Group”) in a stock purchase (the “Hannapak Acquisition”), (v) the June 9, 2017 acquisition of U.S. Corrugated Holdings, Inc. (“U.S. Corrugated Acquisition”), (vi)  the MPS Acquisition, (vii) the March 13, 2017 acquisition of certain assets and liabilities of Star Pizza Box of Arizona, LLC, Star Pizza Box of Florida, Inc., Star Pizza Box of Ohio, LLC, Star Pizza Box of Texas, LLC and Box Logistics LLC (the “Star Pizza Acquisition” and “Star Pizza”); (viii) the January 19, 2016 acquisition of certain legal entities formerly owned by Cenveo Inc. in a stock purchase (the “Packaging Acquisition”); (ix) the acquisition (the “SP Fiber Acquisition”) of SP Fiber Holdings, Inc. (“SP Fiber”) and (x) the joint venture with Gondi, S.A. de C.V. (“Grupo Gondi”);

•	our belief that the Grupo Gondi joint venture is helping us to grow our presence in the attractive Mexican market;
•	that we expect higher cost inflation to continue through fiscal 2019;
•	our belief that our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance;
•

our general expectation that the integration of a closed facility’s assets and production with other facilities will enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility;

•

our expectation that funding for our domestic operations in the foreseeable future to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities, and that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations;

•

our expectation that capital expenditures in fiscal 2019 will be approximately $1.5 billion, including KapStone and investments to restore operations our Panama City, FL mill following Hurricane Michael, our base capital expenditures in fiscal 2019 will be approximately $950 million to $1.0 billion, with roughly half invested in maintenance and half invested in high return generating projects, and we expect to invest approximately $0.5 billion in strategic projects;

•	our expectation that we will utilize the remaining U.S. federal net operating losses and other U.S. federal credits primarily over the next two years;
•

our expectation that, including the estimated impact of book and tax differences, subject to changes in tax laws, our cash tax rate will move closer to our income tax rate in fiscal 2019, 2020 and 2021;

•	our estimation that we will invest approximately $22 million for capital expenditures during fiscal 2019 in connection with matters relating to environmental compliance, excluding KapStone;
•	our expectation that we will contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2019;

•	our estimation that minimum pension contributions to our U.S. and non-U.S. pension plans will be in the range of approximately $25 million to $27 million annually in fiscal 2020 through 2023;
•

our expectation that we will continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (“Pension Act”) and other regulations;

•	our beliefs with respect to material changes in future assumptions and estimates related to allowances and impairment;
•

our belief that our estimates for restructuring costs are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties;

•	our belief that our assumptions are reasonable with respect to health insurance costs, workers’ compensation cost and pension and other postretirement benefit obligations;
•	our expectation of the impact of implementation of various accounting standards, including that certain of these standards will not have a material effect on our consolidated financial statements;
•	our belief that we will make a payment in the first quarter of fiscal 2019 related to the Plymouth Packaging Acquisition;
•	our belief that the MPS Acquisition will increase our annual paperboard consumption by approximately 100,000 tons to be supplied by us by the first half of fiscal 2019;
•	our belief that our restructuring actions have allowed us to more effectively manage our business;
•

our belief that by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio for our pension plans that yields adequate returns with reduced volatility;

•	our belief that PIUMPF’s demand related to our withdrawal will include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency;
•	our expectation that our contributions to PIUMPF will not continue to exceed 5% of total plan contributions;
•	our belief that our tax positions are appropriate;
•	our expectation that MWV TN (as defined herein) will only repay the liability at maturity from the Timber Note proceeds;
•	our belief that the liability for environmental matters was adequately reserved at September 30, 2018;
•	our expectation that the resolution of the Antitrust Litigation (as hereinafter defined) will not have a material adverse effect on our results of operations, financial condition or cash flows;
•

our belief that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously, and that should the volume of asbestos-related personal injury litigation grow substantially, it is possible that we could incur significant costs resolving these cases;

•

our expectation that the resolution of pending asbestos litigation and proceedings will not have a material adverse effect on our consolidated financial condition or liquidity and that in any given period or periods, it is possible that asbestos-related proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows;

•	our estimation that the exposure with respect to certain guarantees we have made could be approximately $50 million;
•	our belief that our exposure related to guarantees will not have a material impact on our results of operations, financial condition or cash flows;
•	our expectation that we will not issue additional SARs;
•

our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our New A/R Sales Agreement (as hereinafter defined), proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities;
•	that we may seek to refinance existing indebtedness, to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness;
•	that we may enter into various hedging transactions, including interest rate swap agreements and foreign-exchange hedge contracts;
•

our belief that in the event of a distribution in the form of dividends or dispositions of our foreign subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions;

•

that it is reasonably possible that our unrecognized tax benefits will decrease by up to $5.5 million in the next twelve months due to expiration of various statues of limitations and settlement of issues; and

•

the expected impact of market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and expected factors affecting those risks, including our exposure to foreign currency rate fluctuations.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control, dependent on actions of third parties or currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability to achieve benefits from acquisitions (including the KapStone Acquisition (as hereinafter defined)) and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; the impact of the Tax Act (as hereinafter defined); risks and uncertainties associated with, the KapStone Acquisition (as hereinafter defined); the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; uncertainties related to planned and unplanned mill outages or production disruptions; investment performance, discount rates, return on pension plan assets and expected compensation levels; increases in energy, raw materials, shipping and capital equipment costs; fluctuations in selling prices and volumes; intense competition; the impact of operational restructuring activities; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions; the impact of announced price increases or decreases and the impact of the gain and loss of customers; compliance with governmental laws and regulations, including those related to the environment; the scope, and timing and outcome of any litigation, claims, or other proceedings or dispute resolutions, including the Antitrust Litigation (as hereinafter defined) and the impact of any such litigation, claims or other proceedings or dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; the occurrence of severe weather or a natural disasters, such as hurricanes or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; and other factors that are discussed in Item 1A. “Risk Factors”.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Item 1A.	RISK FACTORS

We are subject to certain risks and events that, if one or more occur, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock, par value $0.01 per share (“Common Stock”). In evaluating us, our business and a potential investment in our securities, you should consider the following risk factors and the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC. The risks addressed below are not the only ones we face. Additional risks not currently known to us or that we currently believe to be immaterial could also adversely impact our business in the future.

We May Experience Pricing Variability

Our businesses have experienced, and are likely to continue experiencing, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. Prices for our products are driven by many factors, including general economic conditions, demand for our products and competitive conditions in the industries within which we compete, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock could be adversely affected. For example, we believe the trading price of our Common Stock was adversely affected in fiscal 2018 due, in part, to concerns about announcements by certain of our competitors of planned additional capacity in the North American containerboard market.

Further, certain published indices contribute to the setting of selling prices for some of our products. Future changes in how these indices are established or maintained could adversely impact the selling prices for these products.

Our Earnings Are Highly Dependent on Volumes

Because our operations generally have high fixed operating cost components, our earnings are highly dependent on volumes, which tend to fluctuate. These fluctuations make it difficult to predict our financial results with any degree of certainty. Any failure to maintain volumes may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation

We rely heavily on the use of certain raw materials, energy sources and third-party companies to transport our goods.

The costs of recycled fiber and virgin fiber, the principal externally sourced raw materials for our mills, are subject to pricing variability due to market and industry conditions. Increasing demand for products packaged in packaging produced from paper manufactured from 100% recycled fiber, greater demand for U.S.-sourced recycled fiber by Asian-based paper manufacturers and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled fiber content have and may continue to increase demand for recycled fiber, which may result in cost increases. Periods of higher recycled fiber costs and unusual price volatility have occurred in the past, including during 2017 as demand for domestic recycled fiber from Asian producers fluctuated significantly. The market price of virgin fiber varies based on availability, source and the cost of fuels used in the harvesting and transportation of virgin fiber, and the availability of virgin fiber may be impacted by, among other factors, the weather. In addition, costs for key chemicals used in our manufacturing operations also fluctuate, which impacts our manufacturing costs. Certain published indices contribute to price setting for some of our raw materials. Future changes in how these indices are established or maintained could adversely impact the pricing of these raw materials.

The cost of natural gas, which we use in many of our manufacturing operations, including many of our mills, and other energy costs (including energy generated by burning natural gas, fuel oil, biomass and coal) has at times fluctuated significantly. High energy costs could increase our operating costs and make our products less competitive compared to similar or alternative products offered by competitors.

We distribute our products primarily by truck and rail, although we also distribute some of our products by cargo ship. The reduced availability of trucks, rail cars or cargo ships could negatively impact our ability to distribute our products in a timely manner, and high transportation costs could make our products less competitive compared to similar or alternative products offered by competitors. In fiscal 2018, the profitability of our operations in the U.S. was negatively impacted by higher transportation costs as trucking companies raised prices to address a shortage of drivers and strong demand, and the profitability of our operations in Brazil was negatively impacted by a truckers’ strike.

Because our businesses operate in highly competitive industry segments, we may not be able to recoup past or future increases in the cost of raw materials, energy or transportation through price increases for our products. The failure to obtain raw materials, energy or transportation services at reasonable market prices (or the failure to pass on price increases to our customers) or a reduction in the availability of raw materials, energy or transportation services due to increased demand, significant changes in climate or weather conditions, or other factors could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Face Intense Competition

We compete in industries that are highly competitive, and no single company dominates an industry. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. We generally compete with companies operating in North America, although we have operations spanning North America, South America, Europe, Asia and Australia. Factors affecting our ability to compete include the entry of new competitors into the markets we serve, increased competition from overseas producers, our competitors’ pricing strategies, the introduction by our competitors of new technologies and equipment, our ability to anticipate and respond to changing customer preferences and our ability to maintain the cost-efficiency of our facilities. In addition, changes within these industries, including the consolidation of our competitors and our customers, may adversely affect our competitiveness. If our competitors are more successful than we are with respect to any key competitive factor, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

Our products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood and various types of metal. Customer shifts away from containerboard and paperboard packaging to packaging made from other materials could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments and Completing Divestitures

We have completed a number of mergers, acquisitions, investments and divestitures in recent years, including the Combination, our investment in Grupo Gondi, the Separation, the HH&B Sale, the MPS Acquisition and the acquisition (the “KapStone Acquisition”) of all of the outstanding shares of KapStone Paper and Packaging Corporation (“KapStone”), and we may acquire, invest in or sell, or enter into joint ventures with additional companies. We may not be able to identify suitable targets or purchasers or successfully complete suitable transactions in the future, and completed transactions may not be successful. These transactions create risks, including, but not limited to, risks associated with:

•	disrupting our ongoing business, including distracting management from our existing businesses;
•

integrating acquired businesses and personnel into our business, including integrating operations across different cultures and languages, and the economic, political and regulatory risks associated with specific countries;

•	working with partners or other ownership structures with shared decision-making authority;
•

obtaining and verifying relevant information regarding a business prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances that could result in litigation or regulatory risk exposure;

•	obtaining required regulatory approvals and/or financing on favorable terms;
•	retaining key employees, contractual relationships or customers;
•	the potential impairment of tangible and intangible assets and goodwill;
•	the additional operating losses and expenses of businesses we acquire or in which we invest;
•	implementing controls, procedures and policies at companies we acquire; and
•	the dilution of interests of holders of our Common Stock through the issuance of equity securities.

In addition, mergers, acquisitions and investments may not be successful and may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. Among the benefits we expect from potential, as well as completed, acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do. For acquisitions, our success in realizing these benefits and the timing of realizing them depend on the successful integration of the acquired businesses and operations with our business and operations. Even if we are able to integrate these businesses and operations successfully, we may not realize the full benefits we expected within the anticipated timeframe, or at all. Accordingly, the benefits from acquisitions may be offset by unanticipated costs or delays in integrating the acquired companies.

On November 2, 2018, for example, we completed the KapStone Acquisition. We expect the KapStone Acquisition to generate synergies and performance improvements of approximately $200 million by the end of fiscal 2021. The success of the transaction will depend on, among other things, our ability to realize anticipated growth opportunities, cost savings and other synergies. Our success in realizing these benefits, and the timing of realizing these benefits, will depend on us successfully integrating the KapStone business with our Corrugated Packaging business, which may be more difficult, complex, costly and time consuming than we expect. The integration process and other disruptions resulting from the KapStone Acquisition may disrupt ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with employees, suppliers, customers and others. If we are not able to successfully integrate the KapStone business within the anticipated time frame, or at all, the expected cost savings and synergies and other benefits of the KapStone Acquisition may not be realized fully, or at all, or may take longer or cost us more to realize than expected, the combined businesses may not perform as expected, management’s time and energy may be diverted, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

Our Acquisition of KapStone Subjects Us to Various Risks and Uncertainties

As a result of the KapStone Acquisition, we are subject to various risks and uncertainties, including the following: we may fail to realize anticipated synergies, cost savings, operating efficiencies and other benefits; our incurrence of substantial indebtedness in connection with financing the acquisition may have an adverse effect on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions; we may not be able to integrate KapStone into our operations without encountering difficulties, including inconsistencies in standards, systems and controls, and without diverting management’s focus and resources from ordinary business activities and opportunities; we may face challenges retaining KapStone’s customers and suppliers; we may fail to retain KapStone’s key personnel; we may encounter unforeseen internal control, regulatory or compliance issues; and we may face other additional risks.  We may not be able to achieve the anticipated benefits from the KapStone Acquisition, or it may take us longer or cost us more than expected to achieve them. Any of the foregoing could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Be Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change

Our businesses may be affected by a number of factors that are beyond our control, such as:

•	general economic and business conditions;
•

changes in tax laws or tax rates and conditions in the financial services markets, including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar and the impact of a stronger U.S. dollar;

•	financial uncertainties in our major international markets, including uncertainties surrounding the United Kingdom’s pending withdrawal from the European Union, commonly referred to as “Brexit”;
•	social and political change impacting matters such as environmental regulations and trade policies and agreements;
•	sluggish or uneven recovery, government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which we operate; or
•	other factors, each of which may adversely impact our ability to compete.

For example, we may experience lower demand for our products and the products of our customers that utilize our products if economic conditions in the U.S. and globally (including locations such as Europe, Brazil and Mexico)

deteriorate and result in higher unemployment rates, lower family income, unfavorable currency exchange rates, lower corporate earnings, lower business investment or lower consumer spending. In addition, changes in trade policy, including renegotiating or potentially terminating, existing bilateral or multilateral agreements, as well as the imposition of tariffs, could impact demand for our products and the costs associated with certain of our capital investments. Macro-economic challenges may also lead to changes in tax laws or tax rates that may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. We are not able to predict with certainty economic and financial market conditions, and social and political change, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected by adverse market conditions and social and political change.

We Cannot Operate Our Joint Ventures Solely For Our Benefit, Which Subjects Us to Risks

We have invested in joint ventures when circumstances warranted the use of these structures, and we may form additional joint ventures in the future. Our participation in joint ventures is subject to risks, including, but not limited to, risks associated with:

•	shared decision-making, which could require us to expend additional resources to resolve impasses or potential disputes;
•	maintaining good relationships with our partners, which could limit our future growth potential;
•	conflict of interest issues if our partners have competing interests;
•	investment or operational goals that conflict with our partners’ goals, including the timing, terms and strategies for investments or future growth opportunities;
•

our partners’ ability to fund their share of required capital contributions or to otherwise fulfill their obligations as partners, which may require us to infuse our own capital into these ventures on behalf of the related partner despite other competing uses for capital; and

•	obtaining consents from our partners for any sale or other disposition of our interest in a joint venture or underlying assets of the joint venture.

We May Utilize Our Cash Flow or Incur Additional Indebtedness to Satisfy Certain Payment Obligations or Otherwise Increase our Investment in Grupo Gondi

In connection with our investment in the joint venture with Grupo Gondi, we entered into an option agreement pursuant to which we and certain shareholders of Grupo Gondi agreed to future put and call options with respect to the equity interests in the joint venture held by each party. These arrangements, or other arrangements pursuant to which we increase our ownership in Grupo Gondi, may require us to dedicate a substantial portion of our cash flow to satisfy our payment or investment obligations, which may reduce the amount of funds available for our operations, capital expenditures and corporate development activities. Similarly, we may be required to incur additional indebtedness to satisfy our payment or investment obligations.

We are Exposed to Risks Related to International Sales and Operations

We derived 19.9% of our net sales in fiscal 2018 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Our operating results and business prospects could be adversely affected by risks related to the countries outside the U.S. in which we have manufacturing facilities or sell our products. Specifically, Brazil, China, Mexico and India, where we maintain operations directly or through a joint venture, are countries that are exposed to economic, political and social instability. We are exposed to risks of operating in those countries as well as many others, including, but not limited to, risks associated with:

•	the difficulties with and costs of complying with a wide variety of complex laws, treaties and regulations;
•

unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	repatriating cash from foreign countries to the U.S.;
•	political, economic and social instability;
•	import and export restrictions and other trade barriers;

•	responding to disruptions in existing trade agreements or increased trade tensions between countries or political and economic unions;
•	maintaining overseas subsidiaries and managing international operations;
•	obtaining regulatory approval for significant transactions;
•	government limitations on foreign ownership, takeovers or nationalizations of business or mandated price controls;
•	fluctuations in foreign currency exchange rates; and
•	transfer pricing.

Any one or more of these risks could adversely affect our international operations and our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Depend on Certain Large Customers

Our corrugated packaging segment and consumer packaging segment each have large customers, the loss of which could adversely affect the segment’s sales and, depending on the significance of the loss, our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In particular, because our businesses operate in highly competitive industry segments, we regularly bid for new business or for the renewal of existing business. The loss of business from our larger customers, or the renewal of business on less favorable terms, may adversely impact our financial results.

We May Fail to Anticipate Trends That Would Enable Us to Offer Products That Respond to Changing Customer Preferences

Our success depends, in part, on our ability to offer differentiated solutions, and we must continually develop and introduce new products and services in a timely manner to keep pace with technological and regulatory developments and changing customer preferences. The services and products we offer customers may not meet their needs as their business models evolve, or our customers may decide to decrease or use alternative materials for their product packaging or forego the packaging of certain products entirely. Regulatory developments can also significantly alter the market for our solutions. For example, a move to electronic distribution of disclaimers and other paperless regimes could negatively impact our healthcare inserts and labels businesses. Consumer preferences for products and packaging formats are constantly changing based on, among other factors, cost, convenience, and health, environmental and social concerns and perceptions. For example, changing consumer dietary habits and preferences have slowed sales growth for many of the food and beverage products we package. Also, we believe that there is an increasing focus among consumers to ensure that products delivered through e-commerce are packaged efficiently and we are working with our customers to address this concern. Our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected if we fail to anticipate trends that would enable us to offer products that respond to changing customer preferences.

We May Produce Faulty or Contaminated Products Due to Failures in Quality Control Measures and Systems

Our failure to produce products that meet safety and quality standards could result in adverse effects on consumer health, litigation exposure, loss of market share and adverse financial impacts, among other potential consequences, and we may incur substantial costs in taking appropriate corrective action (up to and including recalling products from end consumers) and to reimburse customers and/or end consumers for losses that they suffer as a result of these failures. Placing an unsafe product on the market, failing to notify the regulatory authorities of a safety issue, failing to take appropriate corrective action and failing to meet other regulatory requirements relating to product safety could lead to regulatory investigation, enforcement action and/or prosecution. Any product quality or safety issue may also result in adverse publicity, which may damage our reputation. Any of these results could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We provide guarantees in certain of our contracts that our products are produced in accordance with customer specifications regarding the proper functioning of our products and the conformity of a product to the specific use defined by the customer. In addition, if the product contained in packaging manufactured by us is faulty or contaminated, the manufacturer of the product may allege that the packaging we provided caused the fault or contamination, even if the packaging complies with contractual specifications. If certain of our packaging fails to open properly or to preserve the integrity of its contents, we could face liability to our customers and to third parties for bodily injury or other damages suffered as a result. These liabilities could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Incur Business Disruptions

The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with:

•	catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, or other similar occurrences;
•	interruptions in the delivery of raw materials or other manufacturing inputs;
•	adverse government regulations;
•	equipment breakdowns or failures;
•	prolonged power failures;
•	unscheduled maintenance outages;
•	information system failures;
•	violations of our permit requirements or revocation of permits;
•	releases of pollutants and hazardous substances to air, soil, surface water or ground water;
•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	shortages of equipment or spare parts; and
•	labor disputes and shortages.

For example, in 2018, operations at our mills located in Florence, South Carolina and Panama City, FL were interrupted by hurricanes, resulting in lost mill production and the incurrence of damages, supply chain disruptions and increased input costs. See “Note 23. Subsequent Events (Unaudited)” of the Notes to Consolidated Financial Statements for additional information regarding the Panama City, FL mill.

Business disruptions may impair our production capabilities and adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

The Level of Our Indebtedness Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business

At September 30, 2018, we had $6.4 billion of debt outstanding. In connection with the closing of the KapStone Acquisition, we incurred approximately $4.4 billion of additional debt. The level of our indebtedness could have important consequences, including:

•

a portion of our cash flows from operations will be dedicated to payments on indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities, including acquisitions;

•	it may limit our ability to obtain additional financing for working capital, capital expenditures, future business opportunities, acquisitions, general corporate and other purposes;
•	our indebtedness that is subject to variable rates of interest exposes us to increased debt service obligations in the event of increased interest rates;
•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to competitors that have less debt; and

•

it may increase our vulnerability to a downturn in general economic conditions or in our business, and may make us unable to carry out capital spending that is important to our growth and ability to maintain our competitiveness.

In addition, we are subject to agreements that require us to meet and maintain certain financial ratios and covenants and may restrict us from, among other things, disposing of assets and incurring additional indebtedness. These restrictions may limit our flexibility to respond to changing market conditions and competitive pressures.

Downgrades in Our Credit Ratings Could Increase Our Borrowing Costs

Some of our outstanding indebtedness has received credit ratings from rating agencies. These ratings are limited in scope and do not purport to address all risks relating to an investment in those debt securities. Our credit ratings could change based on, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and they may be lowered, suspended or withdrawn entirely by a rating agency or placed on a so-called “watch list” for a possible downgrade or assigned a “negative outlook” if, in any rating agency’s judgment, circumstances so warrant. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, could increase our borrowing costs, which could in turn adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. If a downgrade or negative outlook were to occur, it could impact our ability to access the capital markets to raise debt and/or increase the cost thereof. In addition, while our credit ratings are important to us, we may take actions and otherwise operate our business in a manner that adversely affects our credit ratings.

We are Subject to a Wide Variety of Laws, Regulations and Other Requirements That are Subject to Change and May Impose Substantial Compliance Costs

We are subject to a wide variety of federal, state, local and foreign laws, regulations and other requirements, including those relating to the environment, competition, corruption, health and safety, labor and employment, data privacy, tax and health care. These laws, regulations and other requirements may change or be applied or interpreted in ways that will require us to modify our operations, subject us to enforcement risk or impose on or require us to incur additional costs, including substantial compliance costs, which may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We have incurred, and expect to continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations, particularly those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater, including situations where we have been identified as a PRP. Because environmental regulations are constantly evolving, we will continue to incur costs to maintain compliance with those laws and our compliance costs could increase materially. Future remediation requirements and compliance with existing and new laws and requirements may disrupt our business operations and require significant expenditures, and our existing reserves for specific matters may not be adequate to cover future costs. In particular, our manufacturing operations consume significant amounts of energy, and we may in the future incur additional or increased capital, operating and other expenditures from changes due to new or increased climate-related and other environmental regulations. We could also incur substantial liabilities, including fines or sanctions, enforcement actions, natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury under environmental and common laws.

The Foreign Corrupt Practices Act of 1977 (“FCPA”) and local anti-bribery laws, including those in Brazil, China, Mexico, India and the United Kingdom (where we maintain operations directly or through a joint venture), prohibit companies and their intermediaries from making improper payments to government officials for the purpose of influencing official decisions. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed or alleged to have been committed by our employees, agents or vendors. Any such violations could lead to civil or criminal monetary and non-monetary penalties and/or could damage our reputation.

We are subject to a number of labor and employment laws and regulations that could significantly increase our operating costs and reduce our operational flexibility. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation, which became effective in May 2018, have created new individual privacy rights, imposed increased obligations on companies handling personal data and increased potential exposure to fines and penalties.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act remains uncertain.

Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated

We regularly make capital expenditures and many of our projects are complex, costly and/or implemented over an extended period of time. For example, in fiscal 2018, we announced a significant planned investment in our Florence, South Carolina kraft linerboard mill and we are currently in the process of building a new corrugated box plant in the Brazilian state of Sao Paulo and upgrading our Tres Barras mill. Our capital expenditures for these, and other, projects could be higher than we anticipated, we may experience unanticipated business disruptions and/or we may not achieve the desired benefits from the projects, any of which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In addition, disputes between us and contractors who are involved with implementing projects could lead to time-consuming and costly litigation.

We May Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring

We have previously restructured portions of our operations, and we may engage in future restructuring initiatives. Because we are not able to predict with certainty market conditions, including changes in the supply and demand for our products, the loss of large customers, the selling prices for our products or the cost of manufacturing our products, we also may not be able to predict with certainty the appropriate time to undertake restructurings. The cash and non-cash costs associated with these activities vary depending on the type of facility impacted, with the non-cash cost of a mill closure generally being more significant than that of a converting facility due to the higher level of investment. Restructuring activities may divert the attention of management, disrupt our operations and fail to achieve the intended cost and operations benefits.

We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Would Adversely Impact Our Operating Results and Shareholders’ Equity

At September 30, 2018, the carrying value of our goodwill and intangible assets was $8.7 billion. We review the carrying value of our goodwill for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors and make estimates that require judgment. During the fourth quarter of fiscal 2018, we identified our Consumer Packaging reporting unit as having a fair value that exceeded its carrying value by less than 10%. Future changes in the cost of capital, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders’ equity, and could impact the trading price of our Common Stock. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” of the Notes to Consolidated Financial Statements for additional information.

We May Be Adversely Impacted By Work Stoppages and Other Labor Relations Matters

A significant number of our union employees are governed by CBAs. Expired contracts are in the process of renegotiation, and others expire within one year. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate them on favorable terms. We have experienced work stoppages in the past and may experience them in the future. If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when it expires, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected. In addition, our businesses rely on vendors, suppliers and other third parties that have union employees. Strikes or work stoppages affecting these vendors, suppliers and other third parties could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Certain of Our Pension Plans Will Likely Require Additional Cash Contributions

While the WestRock Company Consolidated Pension Plan (the “Plan”) is over-funded, we expect to make future contributions primarily to certain of our non-U.S. pension plans in the coming years in order to ensure that our funding levels remain adequate and meet regulatory requirements. The actual required amounts and timing of future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding. Our pension plan assets are primarily made up of fixed income, equity and alternative investments. Fluctuations in the market performance of these assets and changes in interest rates may result in increased or decreased pension plan costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate, expected compensation levels or mortality could also increase or decrease pension costs. These changes, along with future turmoil in financial and capital markets, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with the MEPPs in Which We Participate

We participate in several MEPPs that provide retirement benefits to certain union employees in accordance with various CBAs. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the declining funded status of an MEPP and legal requirements, such as those of the Pension Act, which require substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of companies withdrawing from the plan to pay their withdrawal liability, low interest rates, changes in actuarial assumptions and/or lower than expected returns on pension fund assets.

We believe that certain of the MEPPs in which we participate or have participated, including PIUMPF, have material unfunded vested benefits. In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from PIUMPF and the Central Sates, Southeast and Southwest Areas Pension Fund (“Central States”) and recorded aggregate withdrawal liabilities of $184.2 million, which includes an estimate of our portion of PIUMPF’s accumulated funding deficiency. Our withdrawal liability for any particular MEPP would depend on the nature and timing of any triggering event and the extent of that MEPP’s funding of vested benefits. In addition, we may be obligated to pay a share of a particular MEPP’s accumulated funding deficiency as determined under the Pension Act. Due to the absence of specific information regarding the applicable funded status and other relevant information for each MEPP, we are unable to determine with certainty the exact amount of any withdrawal liability and our estimate for withdrawing from PIUMPF is subject to revision. We may withdraw from other MEPPs in the future.

The impact of increased contributions, future funding obligations or future withdrawal liabilities may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. See “Note 4. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

We are Subject to Cyber-Security Risks, Including Related to Customer, Employee, Vendor or Other Company Data

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third-party providers, we may become subject to system damage, disruptions or shutdowns due to any number of causes, including cyber-attacks, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period of time. We may face other challenges and risks as we upgrade and standardize our information technology systems as part of our integration of acquired businesses and operations. We maintain contingency plans to prevent or mitigate the impact of these events, however, these events could result in operational disruptions or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Depend On Our Ability to Develop and Successfully Introduce New Products and/or to Acquire and Retain Intellectual Property Rights

Our ability to develop and successfully market new products and to develop, acquire and/or retain necessary intellectual property rights is important to our continued success and competitive position. If we are unable to develop and successfully introduce new products, protect our existing intellectual property rights or develop new intellectual property rights, or if others develop similar or improved technologies, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

We are Subject to Risks Associated with Monetizing our Land and Development Asset Portfolio

In fiscal 2016, we commenced an accelerated monetization strategy of various real estate holdings that are concentrated in the Charleston, SC region and we expect to complete this process during fiscal 2019. Our ability to execute our plans may be affected by general economic conditions, including credit markets and interest rates, local real estate market conditions, including competition from sellers of land and real estate developers, and the impact of federal, state and local laws and regulations affecting land use, land use entitlements, land protection and zoning, among other factors. Any failure to execute our plans could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Fail to Attract, Motivate, Train and Retain Qualified Personnel, Including Key Personnel

Our ability to maintain and expand our business depends on our ability to attract, motivate, train and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

In addition, we rely on key executive and management personnel to manage our business efficiently and effectively.  As our business has grown in size and geographic scope, we have relied on these individuals to manage increasingly complex projects, teams and operations, and to allocate resources to match the size and geographic scope of our business. The loss of any of our key personnel could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted. Effective succession planning is also important to our long-term success. Our failure to identify candidates with the leadership skills to manage our increasingly complex organization, and our failure to ensure effective transfers of knowledge and smooth transitions involving key executives, could hinder our strategic planning and execution.

The Separation Could Result in Substantial Tax Liability to Us and to Those of Our Stockholders Who Received Ingevity Stock at the Time of the Separation

We have received an opinion from outside tax counsel to the effect that the Separation qualifies as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (“Code”). The opinion relies on certain facts, assumptions, representations and undertakings from Ingevity and us regarding the past and future conduct of each of the two companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings prove to be incorrect or not satisfied, or if the U.S. Internal Revenue Service (“IRS”) otherwise determines on audit that the Separation is taxable, our stockholders who received Ingevity stock at the time of the Separation and/or we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. If the Separation is determined to be taxable to those of our stockholders who received Ingevity stock at the time of the Separation, each of those stockholders would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the Ingevity shares received.

Even if the Separation otherwise qualifies as a tax-free transaction to those of our stockholders who received Ingevity stock at the time of the Separation, the distribution could be taxable to us in certain circumstances if future significant acquisitions of our stock or the stock of Ingevity are determined to be part of a plan or series of related transactions that included the Separation. In this event, the resulting tax liability would be substantial. In connection with the Separation, we entered into a tax matters agreement with Ingevity, pursuant to which Ingevity agreed (a) to not engage in certain transactions that could cause the Separation to be taxable to us and (b) to indemnify us for any tax liabilities resulting from such transactions. The indemnity from Ingevity may not be sufficient to protect us against the full amount of such liabilities. Any tax liabilities resulting from the Separation or related transactions could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Be Exposed to Claims and Liabilities as a Result of the Separation

We entered into a separation and distribution agreement and various other agreements with Ingevity to govern the Separation and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and Ingevity. The indemnity rights we have against Ingevity under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to Ingevity may be significant and these risks could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

Item 2.	PROPERTIES

We operate locations in North America, including the majority of U.S. states, South America, Europe, Asia and Australia. We lease our principal offices in Atlanta, GA.  We believe that our existing production capacity is adequate to serve existing demand for our products and consider our plants and equipment to be in good condition.

Our corporate and operating facilities as of September 30, 2018 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	97	50	147
Consumer Packaging	84	57	141
Corporate and significant regional offices	—	10	10
Total	181	117	298

The tables that follow show our annual production capacity by mill at September 30, 2018 in thousands of tons. Our mill system production levels and operating rates may vary from year to year due to changes in market and other factors, including the impact of hurricanes and other weather-related events. Our simple average mill system operating rates for the last three years averaged 96%. We own all of our mills.

Corrugated Packaging Mills - annual production capacity in thousands of tons

Location of Mill	Linerboard	Medium	White Top Linerboard	Kraft Paper/Bag	Market Pulp	Bleached Paperboard	Total Capacity
Fernandina Beach, FL	930						930
West Point, VA		185	735				920
Stevenson, AL		885					885
Solvay, NY	548	272					820
Hodge, LA	800						800
Florence, SC	683						683
Panama City, FL (1)	353				292		645
Dublin, GA	137	137		341			615
Seminole, FL	402	198					600
Hopewell, VA	527						527
Tres Barras, Brazil	345	175					520
Tacoma, WA	90		275	60	60		485
La Tuque, QC			345			131	476
St. Paul, MN		200					200
Morai, India	155	25					180
Total Corrugated Packaging Mill Capacity	4,970	2,077	1,355	401	352	131	9,286

(1)

Our Panama City, FL mill sustained extensive damage from Hurricane Michael in October 2018. In early November, the mill started producing linerboard and we expect to ramp up to full production by the end of November 2018. Our market pulp production line is expected to operate at 50% of capacity by early December 2018 and should return to full operation in approximately six months.

Our fiber sourcing for our Corrugated Packaging mills is approximately 60% virgin and 40% recycled. After the KapStone Acquisition, which adds approximately 3.0 million tons of capacity, our mix is approximately 65% virgin and 35% recycled.

Consumer Packaging Mills - annual production capacity in thousands of tons

Location of Mill	Bleached Paperboard	Coated Natural Kraft	Coated Recycled Paperboard	Specialty Recycled Paperboard	Market Pulp	Total Capacity
Mahrt, AL		1,066				1,066
Covington, VA	950					950
Evadale, TX	660				40	700
Demopolis, AL	360				110	470
St. Paul, MN			170			170
Battle Creek, MI			160			160
Chattanooga, TN				140		140
Dallas, TX			127			127
Sheldon Springs, VT (Missisquoi Mill)			111			111
Lynchburg, VA				103		103
Stroudsburg, PA			80			80
Eaton, IN				64		64
Aurora, IL				32		32
Total Consumer Packaging Mill Capacity	1,970	1,066	648	339	150	4,173

The production at our Lynchburg, VA mill is gypsum paperboard liner and the paper machine at this mill is owned by our Seven Hills joint venture. Our fiber sourcing for our Consumer Packaging mills is approximately 75% virgin and 25% recycled. Our fiber sourcing for mills is approximately 65% virgin and 35% recycled. After the KapStone Acquisition, our mix is approximately 67% virgin and 33% recycled.

At September 30, 2018, we owned approximately 135,000 acres of forestlands in Brazil.

Item 3.	LEGAL PROCEEDINGS

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

See “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II: FINANCIAL INFORMATION

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “WRK”. As of October 26, 2018, there were approximately 6,843 stockholders of record of our Common Stock. The number of stockholders of record includes one single stockholder, Cede & Co., for all of the shares of our Common Stock held by our stockholders in individual brokerage accounts maintained at banks, brokers and institutions.

Dividends

In October 2018, our board of directors declared a quarterly dividend of $0.455 per share, representing a 5.8% increase from the prior $0.43 per share quarterly dividend and an annual dividend of $1.82 per share. During fiscal 2018, we paid an annual dividend of $1.72 per share. During fiscal 2017, we paid an annual dividend of $1.60 per share. During fiscal 2016, we paid an annual dividend of $1.50 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and “Note 19. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Stock Repurchase Plan

The following table presents information with respect to purchases of our Common Stock that we made during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2018 through July 31, 2018	—	$—	—	22,975,289
August 1, 2018 through August 31, 2018	368,513	54.92	368,513	22,606,776
September 1, 2018 through September 30, 2018	1,343,930	55.10	1,343,930	21,262,846
Total	1,712,443		1,712,443

See “Note 19. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. RockTenn was the accounting acquirer in the Combination; therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for fiscal 2015 reflect RockTenn’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter. We derived the consolidated statements of operations and consolidated statements of cash flows data for the years ended September 30, 2018, 2017 and 2016 and the consolidated balance sheet data as of September 30, 2018 and 2017 from the Consolidated Financial Statements included herein. We derived the consolidated statements of operations and consolidated statements of cash flows data for the year ended September 30, 2015 and 2014 and the consolidated balance sheet data as of September 30, 2016 and 2015 from audited WestRock Company consolidated financial statements not included in this report. We derived the consolidated balance sheet data as of September 30, 2014, from audited Rock-Tenn Company consolidated financial statements not included in this report.

The Combination was the primary reason for the changes in the selected financial data in fiscal 2016 and 2015 as compared to prior years due to the size and timing of the transaction. The selected financial data has been updated to reflect the Separation. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
(In millions, except per share amounts)	2018	2017	2016	2015	2014

Net sales	$16,285.1	$14,859.7	$14,171.8	$11,124.8	$9,895.1
Multiemployer pension withdrawals (1)	$184.2	$—	$—	$—	$—
Pension risk transfer expense (2)	$—	$—	$370.7	$—	$—
Pension lump sum settlement and retiree medical curtailment, net (3)	$—	$32.6	$—	$11.5	$47.9
Land and Development impairments (4)	$31.9	$46.7	$—	$—	$—
Restructuring and other costs (5)	$105.4	$196.7	$366.4	$140.8	$55.6
Gain on sale of HH&B (6)	$—	$192.8	$—	$—	$—
Income from continuing operations (7)	$1,909.3	$698.6	$154.8	$501.2	$483.8
(Loss) income from discontinued operations (net of tax) (8)	$—	$—	$(544.7)	$10.6	$—
Net income (loss) attributable to common stockholders	$1,906.1	$708.2	$(396.3)	$507.1	$479.7
Diluted earnings per share from continuing operations	$7.34	$2.77	$0.59	$2.87	$3.29
Diluted (loss) earnings per share from discontinued operations	$—	$—	$(2.13)	$0.06	$—
Diluted earnings (loss) per share attributable to common stockholders	$7.34	$2.77	$(1.54)	$2.93	$3.29
Diluted weighted average shares outstanding	259.8	255.7	257.9	173.3	146.0
Dividends paid per common share	$1.72	$1.60	$1.50	$1.20	$0.70
Book value per common share	$45.24	$40.64	$38.75	$45.34	$30.76
Total assets	$25,360.5	$25,089.0	$23,038.2	$25,372.4	$11,039.7
Current portion of debt	$740.7	$608.7	$292.9	$63.7	$132.6
Long-term debt due after one year	$5,674.5	$5,946.1	$5,496.3	$5,558.2	$2,852.1
Total debt	$6,415.2	$6,554.8	$5,789.2	$5,621.9	$2,984.7
Total stockholders’ equity	$11,469.4	$10,342.5	$9,728.8	$11,651.8	$4,306.8
Net cash provided by operating activities	$2,420.9	$1,900.5	$1,688.4	$1,203.6	$1,151.8
Capital expenditures	$999.9	$778.6	$796.7	$585.5	$534.2
Cash paid (received) for purchase of businesses, net of cash acquired	$239.9	$1,588.5	$376.4	$(3.7)	$474.4
Cash received in merger	$—	$—	$—	$265.7	$—
Purchases of common stock	$195.1	$93.0	$335.3	$336.7	$236.3
Purchases of commons stock - merger related	$—	$—	$—	$667.8	$—
Cash dividends paid to stockholders	$440.9	$403.2	$380.7	$214.5	$101.1

(1)

In fiscal 2018, we recorded an estimated withdrawal liability of $180.0 million to withdraw from PIUMPF and $4.2 million to withdraw from Central States. See “Note 4. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

(2)

In fiscal 2016, we used plan assets to settle $2.5 billion of pension obligations of the Plan by purchasing group annuity contracts from the Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (“Prudential”). This

transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result, we recorded a non-cash charge of $370.7 million pre-tax. See “Note 4. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

(3)

In fiscal 2017, lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and a remeasurement of the Plan. As a result of settlement accounting, we recognized as a current period expense a pro-rata portion of the unamortized net actuarial loss, after remeasurement, and recorded a $32.6 million non-cash charge to our earnings. In fiscal 2015, payments were made to former employees to partially settle obligations of one of our qualified defined benefit pension plans and we recorded a non-cash pre-tax charge of $20.0 million. In addition, changes in retiree medical coverage for certain employees covered by the USW master agreement resulted in the recognition of an $8.5 million pre-tax curtailment gain. These two items netted to an $11.5 million pre-tax charge. In fiscal 2014, we completed the first phase of our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $47.9 million. See “Note 4. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

(4)

In fiscal 2018, we recorded a $31.9 million pre-tax non-cash impairment of certain mineral rights and real estate. The $23.6 million impairment of mineral rights was driven by the non-renewal of a lease, and the other $8.3 million was recorded to write-down the carrying value on real estate projects. Similarly, in fiscal 2017, we recorded a pre-tax non-cash real estate impairment of $46.7 million, or $39.7 million net of $7.0 million of noncontrolling interest. Due to the accelerated monetization strategy in our Land and Development segment, the real estate impairments in both years were recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value.

(5)

Costs recorded in each period are not comparable since the timing and scope of the individual actions vary. The restructuring and other costs exclude the Specialty Chemicals costs, which are included in discontinued operations in fiscal 2016. See “Note 3. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements for additional information regarding the type of costs incurred.

(6)

On April 6, 2017, we completed the HH&B Sale. In fiscal 2017, we recorded a pre-tax gain on sale of HH&B of $192.8 million. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” of the Notes to Consolidated Financial Statements for additional information.

(7)

Income from continuing operations was impacted by the HH&B Sale, restructuring and other costs, the Land and Development impairment, multiemployer pension withdrawals, the pension lump sum settlements and pension risk transfer as identified in the table above for the respective years. In addition, income from continuing operations in fiscal 2018 included an income tax benefit of $1,128.8 million related to the Tax Act. See “Note 5. Income Taxes — Impacts of the Tax Act” of the Notes to Consolidated Financial Statements for additional information. Income from continuing operations in fiscal 2017 was reduced by $26.5 million pre-tax for the expensing of inventory stepped-up in purchase accounting, primarily related to the MPS Acquisition, and income from continuing operations in fiscal 2015 was reduced by $64.7 million pre-tax for the expensing of inventory stepped-up in purchase accounting, primarily related to the Combination. Income from continuing operations in fiscal 2015 and 2014 was increased as a result of a reduction of cost of goods sold of $6.7 million and $32.3 million pre-tax, respectively, due to the recording of additional value of spare parts at our containerboard mills acquired in the May 27, 2011 acquisition of Smurfit-Stone, in a stock purchase (the “Smurfit-Stone Acquisition”).

(8)

Loss from discontinued operations, net of tax in fiscal 2016 included a $478.3 million pre-tax goodwill impairment charge and $101.1 million pre-tax customer list impairment charge associated with our former Specialty Chemicals operations. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information. Income from discontinued operations, net of tax in fiscal 2015 was reduced by $8.2 million pre-tax for the expensing of inventory stepped-up in purchase accounting, net of related last-in first-out inventory valuation method (“LIFO”) impact.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a multinational provider of paper and packaging solutions for consumer and corrugated packaging markets. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia. We also sell real estate primarily in the Charleston, SC region.

Organization

WestRock was formed on March 6, 2015 for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement. On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses and RockTenn and MWV each became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination.

On May 15, 2016, WestRock completed the Separation, pursuant to which we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

On April 6, 2017, we completed the HH&B Sale. We used the proceeds from the HH&B Sale in connection with the of MPS Acquisition. We recorded a pre-tax gain on sale of HH&B of $192.8 million in fiscal 2017. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” of the Notes to Consolidated Financial Statements for additional information.

On June 6, 2017, we completed the MPS Acquisition. MPS is reported in our Consumer Packaging segment. See “Note 2. Mergers, Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information.

On November 2, 2018, pursuant to the Merger Agreement, the Company acquired all of the outstanding shares of KapStone through the Mergers. As a result of the Mergers, among other things, the Company became the ultimate parent of WRKCo, KapStone and their respective subsidiaries. Effective as of the the Effective Time, the Company changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”. See “Note 23. Subsequent Events (Unaudited)” of the Notes to Consolidated Financial Statements for additional information.

Presentation

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays and partition operations; and Land and Development, which sells real estate, primarily in the Charleston, SC region. Following the Combination and until the completion of the Separation, our financial results of operations had a fourth reportable segment, Specialty Chemicals. Prior to the HH&B Sale, our Consumer Packaging segment included HH&B.

In fiscal 2019, we plan to operate our recycling operations primarily as a procurement function, shifting its focus to the procurement of low cost, high quality fiber for our mill system. As a result, we will no longer record recycling sales.

Acquisitions and Investments

We completed a number of acquisitions in the last three years that expanded our product and geographic scope or allowed us to increase our integration levels, and we expect to continue to evaluate similar potential acquisitions in the future. Below we summarize certain of these acquisitions and investments.

On September 4, 2018, we completed the Schlüter Acquisition. Schlüter is a leading provider of differentiated paper and packaging solutions and a German-based supplier of a full range of leaflets and booklets. The Schlüter Acquisition allows us to further enhance our pharmaceutical and automotive platform and expand our geographical footprint in Europe to better serve our customers. We have included the financial results of the acquired operations in our Consumer Packaging segment since the date of the acquisition.

On January 5, 2018, we completed the Plymouth Packaging Acquisition. The assets we acquired included Plymouth’s “Box on Demand” systems, which are manufactured by Panotec, an Italian manufacturer of packaging machines. The Box on Demand systems enhance our platform and drive differentiation and innovation. These systems, which are located on customers’ sites under multi-year exclusive agreements, use fanfold corrugated to produce custom, on-demand corrugated packaging that is accurately sized for any product type according to the customer’s specifications. Fanfold corrugated is continuous corrugated board, folded periodically to form an accordion-like stack of corrugated material. As part of the transaction, WestRock acquired Plymouth’s equity interest in Panotec and Plymouth’s exclusive right from Panotec to distribute Panotec’s equipment in the U.S. and Canada. We have fully integrated the approximately 60,000 tons of containerboard used by Plymouth annually. We have included the financial results of Plymouth in our Corrugated Packaging segment since the date of the acquisition.

On August 1, 2017, we completed the Hannapak Acquisition. Hanna Group is one of Australia’s leading providers of folding cartons to a variety of markets, including beverage, food, confectionery and healthcare. We expect this acquisition will build on our established and growing packaging business in the region. We have included the financial results of the acquired operations in our Consumer Packaging segment since the date of the acquisition.

On July 17, 2017, we completed the Island Container Acquisition. The assets we acquired included a corrugator and corrugated converting operations. We have substantially completed the integration of the 80,000 tons of containerboard used by Island annually into our Corrugated Packaging segment. We have included the financial results of the acquired operations in our Corrugated Packaging segment since the date of the acquisition.

On June 9, 2017, we completed the U.S. Corrugated Acquisition. The acquired business provides a comprehensive suite of products and services to customers in a variety of end markets, including food & beverage, pharmaceuticals and consumer electronics. At the time of the transaction, we expected the acquisition to provide us the opportunity to increase the vertical integration of our Corrugated Packaging segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract with another company owned by the seller, and we have since completed the integration of these tons. We have included the financial results of U.S. Corrugated in our Corrugated Packaging segment since the date of the acquisition.

On June 6, 2017, we completed the MPS Acquisition. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. At the time of the transaction, we expected the acquisition to increase our annual paperboard consumption by approximately 225,000 tons. We are well underway, and we currently expect approximately 100,000 tons to be supplied by us by the first half of fiscal 2019. We have included the financial results of MPS in our Consumer Packaging segment since the date of the acquisition.

On March 13, 2017, we completed the Star Pizza Acquisition. The transaction provided us with a leadership position in the fast growing small-run pizza box market and increased our vertical integration. We have fully integrated the approximately 22,000 tons of containerboard used by Star Pizza annually. We have included the financial results of the acquired operations in our Corrugated Packaging segment since the date of the acquisition.

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi to combine our respective operations in Mexico. We contributed cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% ownership interest in the joint venture together with future put and call rights. In April 2017, the joint venture entity had a stock redemption from a minority partner which increased our ownership interest to approximately 27.0%. On October 20, 2017, we increased our ownership interest to approximately 32.3% through a $108 million capital contribution. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. The majority equity holders of Grupo Gondi manage the joint venture and we provide technical and commercial resources. We believe the joint venture is helping us to grow our presence in the attractive Mexican market. We have included the financial results of the joint venture in our Corrugated Packaging segment since the date of formation. We are accounting for the investment on the equity method.

On January 19, 2016, we completed the Packaging Acquisition. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. We have included the financial results of the acquired entities in our Consumer Packaging segment since the date of the acquisition.

On October 1, 2015, we completed the SP Fiber Acquisition. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48% interest in Green Power Solutions of Georgia, LLC (“GPS”), which we consolidate. GPS is a joint venture providing steam to the Dublin mill and electricity to Georgia Power. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We have included the financial results of the acquired entities in our Corrugated Packaging segment since the date of the acquisition.

See “Note 2. Mergers, Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments and Completing Divestitures”.

Business

	Year Ended September 30,
(In millions)	2018	2017	2016

Net sales	$16,285.1	$14,859.7	$14,171.8
Segment income	$1,685.0	$1,193.5	$1,226.2

In fiscal 2018, we continued to pursue our strategy of offering differentiated paper and packaging solutions that help our customers win. We successfully executed this strategy in fiscal 2018 in a rapidly changing cost and price environment. Net sales of $16,285.1 million for fiscal 2018 increased $1,425.4 million, or 9.6%, compared to fiscal 2017. The increase was primarily a result of an increase in Corrugated Packaging segment sales, driven by higher selling price/mix and the contributions from acquisitions, and increased Consumer Packaging segment sales, primarily due to the contribution from acquisitions (primarily the MPS Acquisition). These increases were partially offset by the absence of net sales from HH&B in fiscal 2018 due to the sale of HH&B in April 2017 and lower Land and Development segment sales compared to the prior year period due to the timing of real estate sales as we monetize the portfolio and lower merchandising display sales in the Consumer Packaging segment. Segment income increased $491.5 million in fiscal 2018 compared to fiscal 2017, primarily due to increased Corrugated Packaging segment income. With respect to segment income, we experienced higher levels of cost inflation during fiscal 2018 as compared to fiscal 2017, which was partially offset by recycled fiber deflation. The primary inflationary items were freight costs, chemical costs, virgin fiber costs and wage and other costs. Productivity improvements in fiscal 2018 more than offset the net impact of cost inflation. While it is difficult to predict specific inflationary items, we expect higher cost inflation to continue through fiscal 2019.

Our Corrugated Packaging segment increased its net sales by $695.1 million in fiscal 2018 to $9,103.4 million from $8,408.3 million in fiscal 2017. The increase in net sales was primarily due to higher corrugated selling price/mix and higher corrugated volumes (including acquisitions), which were partially offset by lower net sales from recycling operations due to lower recycled fiber costs, lower sales related to the deconsolidation of a foreign joint venture in fiscal 2017 and the impact of foreign currency. North American box shipments increased 4.1% on a per day basis in fiscal 2018 compared to fiscal 2017. Segment income attributable to the Corrugated Packaging segment in fiscal 2018 increased $454.0 million to $1,207.9 million compared to $753.9 million in fiscal 2017. The increase was primarily due to higher selling price/mix, lower recycled fiber costs and productivity improvements which were partially offset by higher levels of cost inflation and other items, including increased depreciation and amortization.

Our Consumer Packaging segment increased its net sales by $838.9 million in fiscal 2018 to $7,291.4 million from $6,452.5 million in fiscal 2017. The increase in net sales was primarily due to an increase in net sales from acquisitions (primarily the MPS Acquisition) and higher selling price/mix partially offset by the absence of net sales from HH&B in fiscal 2018 due to the HH&B Sale in April 2017 and lower volumes. Segment income attributable to the Consumer Packaging segment in fiscal 2018 increased $28.8 million to $454.6 million compared to $425.8 million in fiscal 2017, primarily as a result of productivity improvements, lower depreciation and amortization (excluding the MPS Acquisition), higher selling price/mix and income from acquisitions, which were partially offset by cost inflation and other items, the absence of income from HH&B in fiscal 2018 due to the HH&B Sale in April 2017 and lower volumes. Consumer Packaging’s segment income in fiscal 2017 included a $25.1 million acquisition inventory step-up charge related primarily to the MPS Acquisition.

Our Land and Development segment sales were $142.4 million in fiscal 2018 compared to $243.8 million in fiscal 2017, primarily due to the timing of land sales associated with our accelerated monetization. We expect to complete the monetization of our portfolio during fiscal 2019. After we complete the monetization, the segment will cease to exist. Segment income attributable to the Land and Development segment was $22.5 million in fiscal 2018 compared to $13.8 million in fiscal 2017.

We generated $2,420.9 million of net cash provided by operating activities in fiscal 2018, compared to $1,900.5 million in fiscal 2017. We remained committed to our disciplined capital allocation strategy during fiscal 2018 by investing $999.9 million in capital expenditures, deployed $347.9 million to strategic acquisitions and investments while returning $440.9 million in dividends and $195.1 million to our stockholders in share repurchases. We believe our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance. In fiscal 2019, we expect capital expenditures to be approximately $1.5 billion, including KapStone. See “Liquidity and Capital Resources” for more information.

A detailed review of our fiscal 2018 performance appears below under “Results of Operations (Consolidated)” and “Results of Operations — Segment Data”.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three years ended September 30, 2018:

	Year Ended September 30,
(In millions)	2018	2017	2016

Net sales	$16,285.1	$14,859.7	$14,171.8
Cost of goods sold	12,891.2	12,119.5	11,413.2
Selling, general and administrative, excluding intangible amortization	1,493.3	1,399.6	1,379.4
Selling, general and administrative intangible amortization	296.6	229.6	211.8
Multiemployer pension withdrawals	184.2	—	—
Pension risk transfer expense	—	—	370.7
Pension lump sum settlement	—	32.6	—
Land and Development impairments	31.9	46.7	—
Restructuring and other costs	105.4	196.7	366.4
Operating profit	1,282.5	835.0	430.3
Interest expense, net	(293.8)	(222.5)	(212.5)
Gain on extinguishment of debt	(0.1)	1.8	2.7
Other income, net	12.7	11.5	14.4
Equity in income of unconsolidated entities	33.5	39.0	9.7
Gain on sale of HH&B	—	192.8	—
Income from continuing operations before income taxes	1,034.8	857.6	244.6
Income tax benefit (expense)	874.5	(159.0)	(89.8)
Income from continuing operations	1,909.3	698.6	154.8
Loss from discontinued operations (net of income tax benefit of $0, $0 and $32.3)	—	—	(544.7)
Consolidated net income (loss)	1,909.3	698.6	(389.9)
Less: Net (income) loss attributable to noncontrolling interests	(3.2)	9.6	(6.4)
Net income (loss) attributable to common stockholders	$1,906.1	$708.2	$(396.3)

Non-GAAP Measures

We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”). However, we have included financial measures that were not prepared in accordance with GAAP. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures of other companies.

We use the non-GAAP financial measures “Adjusted Income from Continuing Operations” and “Adjusted Earnings from Continuing Operations Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because the measures exclude restructuring and other costs, and other specific items that management believes are not indicative of ongoing operating results. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Income from Continuing Operations and Adjusted Earnings from Continuing Operations Per Diluted Share are Income from continuing operations and Earnings from continuing operations per diluted share, respectively. The GAAP results in the tables that follow for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income from continuing operations before income taxes”, “Income tax benefit (expense)” and “Income from continuing operations”, respectively, as reported on the Consolidated Statements of Operations.

Diluted earnings per share from continuing operations were $7.34 in fiscal 2018 compared to $2.77 in fiscal 2017 and $0.59 in fiscal 2016. Adjusted Earnings from Continuing Operations Per Diluted Share were $4.09, $2.62 and $2.52 in fiscal 2018, 2017 and 2016, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings from Continuing Operations Per Diluted Share to Earnings from continuing operations per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Years Ended September 30,
	2018	2017	2016
Earnings from continuing operations per diluted share	$7.34	$2.77	$0.59
Impact of Tax Act, net of related tax planning	(4.22)	—	—
Multiemployer pension withdrawals	0.52	—	—
Restructuring and other items	0.30	0.52	0.97
Accelerated depreciation on major capital projects	0.08	—	—
Consumer Packaging segment acquisition reserve adjustments	(0.06)	—	—
Acquisition bridge and other financing fees	0.03	—	—
Gain on sale of waste services	(0.03)	—	—
Land and Development operating results including impairments	0.02	0.06	(0.01)
Losses at closed plants and transition costs	0.06	0.05	0.07
Gain on sale of HH&B	—	(0.76)	—
HH&B - impact of held for sale accounting	—	(0.03)	—
Pension lump sum settlement	—	0.08	—
Inventory stepped-up in purchase accounting, net of LIFO	—	0.08	0.02
Gain on sale or deconsolidation of subsidiaries	—	(0.01)	—
Federal, state and foreign tax items	—	(0.16)	—
Gain on extinguishment of debt	—	—	(0.01)
Non-cash pension risk transfer expense	—	—	0.89
Gain on investment in Grupo Gondi	—	—	(0.01)
Other	0.05	0.02	0.01
Adjusted Earnings from Continuing Operations Per Diluted Share	$4.09	$2.62	$2.52

The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income from continuing operations before income taxes”, “Income tax benefit (expense)” and “Income from continuing operations”, respectively, as reported on the Consolidated Statements of Operations. Set forth below are reconciliations of Adjusted Income from Continuing Operations to the most directly comparable GAAP measure, Income from continuing operations, for the periods indicated (in millions):

	Year ended September 30, 2018
	Pre-Tax	Tax	Net of Tax
GAAP Results, from continuing operations	$1,034.8	$874.5	$1,909.3
Impact of Tax Act, net of related tax planning	—	(1,096.9)	(1,096.9)
Multiemployer pension withdrawals	183.3	(47.7)	135.6
Restructuring and other items	105.4	(26.3)	79.1
Inventory stepped-up in purchase accounting, net of LIFO	1.0	(0.3)	0.7
Land and Development operating results including impairments	6.9	(1.6)	5.3
Losses at closed plants and transition costs	19.4	(5.0)	14.4
Accelerated depreciation on major capital projects	27.0	(7.4)	19.6
Loss on extinguishment of debt	0.1	—	0.1
Consumer Packaging segment acquisition reserve adjustments	(20.1)	5.2	(14.9)
Acquisition bridge and other financing fees	12.0	(3.1)	8.9
Gain on sale of waste services	(12.3)	4.4	(7.9)
Other	13.7	(1.9)	11.8
Adjusted Income from Continuing Operations	$1,371.2	$(306.1)	$1,065.1
Noncontrolling interest from continuing operations			(3.2)
Adjusted net income attributable to common stockholders			$1,061.9

	Year ended September 30, 2017
	Pre-Tax	Tax	Net of Tax
GAAP Results, from continuing operations	$857.6	$(159.0)	$698.6
Gain on sale of HH&B (1)	(192.8)	—	(192.8)
HH&B - impact of held for sale accounting	(10.1)	2.3	(7.8)
Restructuring and other items	196.7	(62.8)	133.9
Pension lump sum settlement	32.6	(12.6)	20.0
Inventory stepped-up in purchase accounting, net of LIFO	26.5	(7.0)	19.5
Land and Development operating results including impairments	26.7	(10.6)	16.1
Losses at closed plants and transition costs	18.2	(5.8)	12.4
Gain on sale or deconsolidation of subsidiaries	(5.0)	2.4	(2.6)
Federal, state and foreign tax items	—	(40.5)	(40.5)
Gain on extinguishment of debt	(1.8)	0.6	(1.2)
Other	8.1	(2.7)	5.4
Adjusted Income from Continuing Operations	$956.7	$(295.7)	$661.0
Noncontrolling interest from continuing operations			9.6
Adjusted net income attributable to common stockholders			$670.6

(1)	Essentially no tax was incurred due to a high tax basis and fees associated with the transaction

	Year ended September 30, 2016
	Pre-Tax	Tax	Net of Tax
GAAP Results, from continuing operations	$244.6	$(89.8)	$154.8
Restructuring and other items	366.4	(116.0)	250.4
Inventory stepped-up in purchase accounting, net of LIFO	8.1	(2.5)	5.6
Land and Development operating results including impairment	(5.6)	2.2	(3.4)
Losses at closed plants and transition costs	23.3	(6.6)	16.7
Gain on extinguishment of debt	(2.7)	0.8	(1.9)
Non-cash pension risk transfer expense	370.7	(140.9)	229.8
Gain on investment in Grupo Gondi (1)	(12.1)	10.6	(1.5)
Other	1.8	(0.6)	1.2
Adjusted Income from Continuing Operations	$994.5	$(342.8)	$651.7
Noncontrolling interest from continuing operations			(2.1)
Adjusted net income attributable to common stockholders			$649.6

(1)	Impacted by non-deductible goodwill

We discuss certain of these charges in more detail in “Note 3. Restructuring and Other Costs” and “Note 4. Retirement Plans”, “Note 5. Income Taxes” and See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business”.

Net Sales (Unaffiliated Customers)

Net sales in fiscal 2018 increased $1,425.4 million, or 9.6%, compared to fiscal 2017. The increase was primarily attributable to increased Corrugated Packaging segment sales, driven by higher selling price/mix and contributions from acquisitions and increased Consumer Packaging segment sales, primarily due to the contribution from acquisitions (primarily the MPS Acquisition). These increases in segment sales were partially offset by the absence of net sales from HH&B in fiscal 2018 due to the sale of HH&B in April 2017. In addition, Land and Development segment sales were lower compared to the prior year period due to the timing of real estate sales as we monetize the portfolio and lower merchandising display sales in the Consumer Packaging segment.

Net sales for fiscal 2017 increased $687.9 million to $14,859.7 million compared to $14,171.8 million in fiscal 2016. The increase was primarily a result of an increase in Corrugated Packaging segment sales, including the partial period impact of the U.S. Corrugated Acquisition and the Island Container Acquisition, an increase in Land and Development segment sales due to the accelerated monetization and a net increase in Consumer Packaging segment sales associated with the MPS Acquisition and the Hannapak Acquisition, partially offset by factors that included the absence of full year net sales from HH&B in fiscal 2017 due to the sale of HH&B.

The change in net sales by segment is outlined in the “Results of Operations — Segment Data” section below.

Cost of Goods Sold

Cost of goods sold increased to $12,891.2 million in fiscal 2018 compared to $12,119.5 million in fiscal 2017. Cost of goods sold as a percentage of net sales was 79.2% in fiscal 2018 compared to 81.6% in fiscal 2017. The increase in cost of goods sold in fiscal 2018 compared to fiscal 2017 was primarily due to increased net sales associated with the impact of acquisitions (primarily the MPS Acquisition) and higher levels of cost inflation. The primary inflationary items were freight costs, chemical costs, virgin fiber costs and wage and other costs. These factors were partially offset by the absence of costs associated with HH&B in fiscal 2018 due to the HH&B Sale, productivity improvements, lower recycled fiber costs and decreased land sales. Cost of goods sold as a percentage of net sales also decreased as a result of higher selling prices, primarily in our Corrugated Packaging segment. Fiscal 2018 and 2017 included $1.0 million and $26.5 million, respectively, for the expensing of inventory stepped-up in purchase accounting, net of related LIFO impact.

Cost of goods sold increased to $12,119.5 million in fiscal 2017 compared to $11,413.2 million in fiscal 2016. Cost of goods sold as a percentage of net sales was 81.6% in fiscal 2017 compared to 80.5% in fiscal 2016 primarily due to cost inflation, primarily recycled fiber, as well as increased land sales due to the accelerated monetization and the net impact of acquisitions offset by the impact of the HH&B Sale and other items. In addition, fiscal 2017 compared to fiscal 2016 was negatively impacted by the several hurricanes. These factors were partially offset by synergy and productivity improvements. Fiscal 2017 and 2016 included $26.5 million and $8.1 million for the expensing of inventory stepped-up in purchase accounting, net of related LIFO impact, respectively.

We discuss these items in greater detail below in “Results of Operations — Segment Data”.

Selling, General and Administrative Excluding Intangible Amortization

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization increased $93.7 million to $1,493.3 million in fiscal 2018 compared to fiscal 2017. This increase was primarily due to acquisitions completed in fiscal 2017 and 2018 that were partially offset by the impact of the HH&B Sale. SG&A as a percentage of sales declined in fiscal 2018 to 9.2% from 9.4% in fiscal 2017, in part, due to higher selling prices.

SG&A excluding intangible amortization increased $20.2 million to $1,399.6 million in fiscal 2017 compared to $1,379.4 million in fiscal 2016, due primarily to acquisitions. SG&A excluding intangible amortization as a percentage of sales decreased to 9.4% in fiscal 2017 compared to 9.7% in fiscal 2016.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $296.6 million, $229.6 million and $211.8 million in fiscal 2018, 2017 and 2016, respectively. The increase in fiscal 2018 compared to fiscal 2017 was due to acquisitions completed in fiscal 2018 and 2017, notably the MPS Acquisition. The increase in fiscal 2017 compared to fiscal 2016 was due to acquisitions completed in fiscal 2017, as well as the full year impact of the Packaging Acquisition compared to nine months of impact in fiscal 2016, which were partially offset by the impact of the HH&B Sale.

Multiemployer Pension Withdrawals

In fiscal 2018, we submitted formal notification to withdraw from PIUMPF and Central States and recorded aggregate estimated withdrawal liabilities of $184.2 million, which includes an estimate of our portion of PIUMPF’s accumulated funding deficiency. Since these withdrawal liabilities assume payment over 20 years, the liabilities were discounted at a credit adjusted risk-free rate and therefore we will accrete the liability over time with a charge to interest expense. See “Note 4. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with the MEPPs in Which We Participate”.

Pension Risk Transfer Expense

In fiscal 2016, we used plan assets to settle $2.5 billion of pension obligations of the Plan by purchasing group annuity contracts from Prudential. This transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result, we recorded a non-cash charge of $370.7 million pre-tax. The settlement reduced our overall U.S. pension obligations and assets by approximately 40%. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Those plan participants not included in the transaction remain in the Plan, and responsibility for payment of their retirement benefits remains with us. See “Note 4. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

Pension Lump Sum Settlement Expense

In fiscal 2017, lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and resulted in a $32.6 million non-cash charge to our earnings. The lump sum payments were to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. See “Note 4. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

Land and Development Impairments

In fiscal 2018, we recorded $31.9 million of pre-tax non-cash impairments of certain mineral rights and real estate. The $23.6 million impairment of mineral rights was driven by the non-renewal of a lease, and the other $8.3 million was recorded to write-down the carrying value on real estate projects. Similarly, in fiscal 2017, we recorded a pre-tax non-cash real estate impairment of $46.7 million, or $39.7 million net of $7.0 million of noncontrolling interest. Due to the accelerated monetization in our Land and Development segment, the real estate impairments in both years were recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value. The charge is not reflected in segment income.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $105.4 million, $196.7 million and $366.4 million for fiscal 2018, 2017 and 2016, respectively. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, divestiture or integration vary. The restructuring and other costs exclude the Specialty Chemicals costs, which are included in discontinued operations in fiscal 2016. See “Note 3. Restructuring and Other Costs” and “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information, including a description of the type of costs incurred. We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring opportunities in the future. See also Item 1A. “Risk Factors — We May Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring”.

Interest Expense, net

Interest expense, net was $293.8 million, $222.5 million and $212.5 million for fiscal 2018, 2017 and 2016, respectively. Interest expense, net in fiscal 2018 increased primarily due to debt incurred as a result of acquisitions in fiscal 2017 and 2018, as well as an increase in market interest rates. The increase in fiscal 2017 as compared to fiscal 2016 was primarily due to debt incurred as a result of acquisitions. Interest expense, net in fiscal 2018, 2017 and 2016 was reduced by $31.0 million, $34.5 million and $44.5 million, respectively, related to the amortization of the fair value of debt stepped-up in purchase accounting. During fiscal 2018, 2017 and 2016 amortization of debt issuance costs charged to interest expense, net were $6.3 million, $4.5 million and $4.6 million, respectively. See Item 1A. “Risk Factors — The Level of Our Indebtedness Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business”.

Other Income, net

Other income, net was $12.7 million, $11.5 million and $14.4 million in fiscal 2018, 2017 and 2016, respectively. Other income, net in fiscal 2018 included a $12.3 million gain on the sale of our solid waste management brokerage services business. Other income, net in fiscal 2017 primarily included income from the sale of certain investments. Other income, net in fiscal 2016 included a $12.1 million gain on investment in Grupo Gondi related to the three corrugated box plants we contributed to the joint venture.

Gain on Sale of HH&B

On April 6, 2017, we announced that we had completed the HH&B Sale. In fiscal 2017, we recorded a pre-tax gain on sale of $192.8 million. We used the proceeds from the HH&B Sale in connection with the MPS Acquisition.

Provision for Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense and (vi) expanded limitations on executive compensation. The key impacts of the Tax Act on our financial statements in fiscal 2018 were the remeasurement of deferred tax balances to the new corporate tax rate and an accrual for the one-time transition tax liability. See “Note 5. Income Taxes — Impacts of the Tax Act” of the Notes to Consolidated Financial Statements for additional information.

We recorded income tax benefit from continuing operations of $874.5 million, at an effective tax rate benefit of 84.5% in fiscal 2018, including the $1,128.8 million provisional benefit of the Tax Act, as compared to income tax expense from continuing operations of $159.0 million, at an effective tax rate of 18.5% in fiscal 2017, and compared to an income tax expense from continuing operations of $89.8 million, at an effective tax rate expense of 36.7% in fiscal 2016.

The effective tax rate benefit from continuing operations for fiscal 2018 was lower than the statutory federal rate primarily due to (i) the provisional amounts related to the enactment of the Tax Act, (ii) favorable tax items, such as the domestic production deduction, tax benefit of share-based compensation and cash tax planning that resulted in reduced deferred tax liabilities (iii) true up of certain deferred taxes and foreign tax returns, and (iv) a change in valuation allowance, partially offset by (v) the inclusion of state taxes and (vi) the exclusion of tax benefits related to losses recorded by certain foreign operations.

The effective tax rate from continuing operations for fiscal 2017 was lower than the statutory rate primarily due to (i) low rates of tax applicable to the HH&B Sale, (ii) a $28.7 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring that simplified future operating activities within the U.S., (iii) favorable tax items, such as the domestic manufacturer’s deduction, (iv) lower tax rates applied to foreign earnings, primarily in Canada, and (v) a change in valuation allowance due to realization of capital loss carryforward, partially offset by (vi) the exclusion of tax benefits related to losses recorded by certain foreign operations and (vii) the inclusion of state taxes.

The effective tax rate from continuing operations for fiscal 2016 was different than the statutory rate primarily due to (i) the impact of state taxes, (ii) the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings, (iii) the deconsolidation of a subsidiary related to the Grupo Gondi joint venture, including non-deductible goodwill disposed of in connection with the transaction, and (iv) an increase in valuation allowances and a tax rate differential with respect to foreign earnings primarily in Canada.

See “Note 5. Income Taxes” of the Notes to Consolidated Financial Statements for additional information.

Loss from Discontinued Operations

On May 15, 2016, we completed the Separation. Subsequent to the Separation, the operating results of our former Specialty Chemicals segment are reported as discontinued operations. Loss from discontinued operations, net of tax, was $544.7 million for fiscal 2016 as a result of goodwill and intangible impairments, and restructuring and other costs being partially offset by income from operations.

In the first quarter of fiscal 2016, in light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and the results of our preliminary “Step 2” test, we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million. In the third quarter of fiscal 2016, in conjunction with the Separation, we performed an impairment assessment under the held for sale model and recorded a pre-tax non-cash impairment charge of $101.1 million for a customer relationships intangible. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

Results of Operations — Segment Data

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays and partition operations; and Land and Development, which sells real estate, primarily in the Charleston, SC region. Following the Combination and until the completion of the Separation, our financial results of operations had a fourth reportable segment, Specialty Chemicals. Prior to the HH&B Sale, our Consumer Packaging segment included HH&B.

Corrugated Packaging Segment

North American Corrugated Packaging Shipments

Corrugated Packaging Shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from billion square feet (“BSF”) to tons. We have presented the Corrugated Packaging Shipments in two groups: North American and Brazil / India because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. The table below reflects shipments in thousands of tons, BSF and millions of square feet (“MMSF”).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016
North American Corrugated Packaging Shipments - thousands of tons	2,046.7	2,040.3	2,114.1	2,153.2	8,354.3
North American Corrugated Containers Shipments - BSF	18.7	18.2	18.6	18.9	74.4
North American Corrugated Containers Per Shipping Day - MMSF	306.3	288.6	291.4	294.5	295.1

Fiscal 2017
North American Corrugated Packaging Shipments - thousands of tons	2,031.9	2,116.1	2,112.7	2,079.7	8,340.4
North American Corrugated Containers Shipments - BSF	18.8	18.7	19.4	19.6	76.5
North American Corrugated Containers Per Shipping Day - MMSF	312.9	291.9	308.0	316.6	307.2

Fiscal 2018
North American Corrugated Packaging Shipments - thousands of tons	2,045.6	2,112.1	2,096.4	2,163.8	8,417.9
North American Corrugated Containers Shipments - BSF	19.8	19.7	20.5	20.3	80.3
North American Corrugated Containers Per Shipping Day - MMSF	325.4	311.7	320.5	321.9	319.8

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016
Brazil / India Corrugated Packaging Shipments - thousands of tons	180.2	173.5	166.8	164.8	685.3
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.3	1.4	1.6	5.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	19.2	18.1	18.7	19.8	19.0

Fiscal 2017
Brazil / India Corrugated Packaging Shipments - thousands of tons	151.0	171.0	178.8	178.0	678.8
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.6	1.6	1.6	6.3
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.4	20.2	21.3	20.8	20.7

Fiscal 2018
Brazil / India Corrugated Packaging Shipments - thousands of tons	170.5	174.6	178.6	196.7	720.4
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	1.6	1.6	6.3
Brazil / India Corrugated Containers Per Shipping Day - MMSF	21.7	20.6	20.2	21.0	20.9

Corrugated Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2016
First Quarter	$1,964.3	$180.1	9.2%
Second Quarter	1,932.8	175.0	9.1
Third Quarter	1,967.7	192.4	9.8
Fourth Quarter	2,003.7	192.4	9.6
Total	$7,868.5	$739.9	9.4%

Fiscal 2017
First Quarter	$1,943.6	$141.5	7.3%
Second Quarter	2,065.0	159.5	7.7
Third Quarter	2,161.2	223.9	10.4
Fourth Quarter	2,238.5	229.0	10.2
Total	$8,408.3	$753.9	9.0%

Fiscal 2018
First Quarter	$2,178.6	$264.1	12.1%
Second Quarter	2,244.3	252.8	11.3
Third Quarter	2,290.5	313.5	13.7
Fourth Quarter	2,390.0	377.5	15.8
Total	$9,103.4	$1,207.9	13.3%

(1)	Net Sales before intersegment eliminations

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment elimination for the Corrugated Packaging segment increased $695.1 million in the fiscal 2018 compared to fiscal 2017, primarily due to $683.5 million of higher corrugated selling price/mix, and $156.7 million of higher corrugated volumes (including acquisitions), which were partially offset by $84.5 million of lower net sales from our recycling operations primarily due to lower recycled fiber prices, $36.2 million of unfavorable foreign currency impacts and $24.4 million of other items, primarily due to the deconsolidation of a foreign joint venture in fiscal 2017.

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $539.8 million in fiscal 2017 compared to fiscal 2016, primarily due to $321.8 million of higher corrugated selling price/mix, $143.9 million of higher net sales of our recycling operations, primarily due to higher recycled fiber prices, $98.2 million of higher corrugated volumes, including acquisitions, and $55.9 million of favorable foreign currency impacts. These increases were partially offset by an estimated $45.0 million decrease due to the impact of several hurricanes in fiscal 2017 and a net $42.2 million of lower corrugated net sales due to a shift in sales from converted boxes in the prior year period to sales of containerboard in fiscal 2017 as a result of having contributed three box plants to the Grupo Gondi joint venture in April 2016.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in fiscal 2018 increased $454.0 million compared to fiscal 2017, primarily due to an estimated $529.8 million of higher corrugated selling price/mix, an estimated $110.7 million of productivity improvements and $25.2 million of higher corrugated volumes (including acquisitions). These increases were partially offset by an estimated $78.9 million of increased depreciation and amortization, $52.2 million for the net impact of cost inflation, and an estimated $80.6 million of other items including $20.4 million of lower contributions from our recycling operations driven by lower recycled fiber costs, an estimated $19.0 million impact of start-up issues following major maintenance outages partially offset by a $9.5 million lower asset retirement obligations adjustment than in the prior year. The net impact of cost inflation included lower recycled fiber costs that were more than offset by higher freight costs, chemical costs, virgin fiber costs and wage and other costs compared to the prior year. The increased depreciation and amortization was primarily a function of acquisitions, capital investments and $17.1 million of increased SG&A intangible amortization due to acquisitions, and included $27.0 million of accelerated depreciation associated with assets being replaced due to projects to install a 330” state-of-the-art kraft linerboard machine at our Florence, South Carolina mill and to build a new corrugated box plant in the Brazilian state of Sao Paulo.

Segment income attributable to the Corrugated Packaging segment in fiscal 2017 increased $14.0 million to $753.9 million compared to $739.9 million in fiscal 2016. The increase was primarily due to an estimated $285.4 million of favorable selling price/mix, $154.4 million of synergy and productivity improvements and $21.0 million of favorable corrugated volumes, including acquisitions. These factors were largely offset by an estimated $380.0 million of cost inflation, the impact of several hurricanes and legal charges that reduced segment income by an estimated $40.4 million and higher depreciation and amortization of $18.3 million. The primary inflation resulted from materials, energy, freight, and wage and other costs.

Consumer Packaging Segment

Consumer Packaging Shipments

Consumer Packaging Shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. The shipment data table excludes dispensing sales (prior to the April 6, 2017 HH&B Sale) and merchandising displays since there is not a common unit of measure, as well as gypsum paperboard liner tons produced by Seven Hills since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016
Consumer Packaging Shipments - thousands of tons	949.3	974.4	986.3	998.7	3,908.7
Consumer Packaging Converting Shipments - BSF	8.8	9.0	9.5	9.4	36.7
Consumer Packaging Converting Per Shipping Day - MMSF	144.2	143.7	148.5	146.3	145.7

Fiscal 2017
Consumer Packaging Shipments - thousands of tons	916.5	947.0	957.2	1,023.2	3,843.9
Consumer Packaging Converting Shipments - BSF	9.0	8.9	9.9	11.1	38.9
Consumer Packaging Converting Per Shipping Day - MMSF	149.7	138.7	157.2	179.6	156.2

Fiscal 2018
Consumer Packaging Shipments - thousands of tons	982.8	992.4	1,025.3	1,031.7	4,032.2
Consumer Packaging Converting Shipments - BSF	10.8	10.7	11.2	11.2	43.9
Consumer Packaging Converting Per Shipping Day - MMSF	176.9	170.1	174.9	178.1	175.0

Consumer Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2016
First Quarter	$1,542.2	$91.2	5.9%
Second Quarter	1,588.4	99.7	6.3
Third Quarter	1,635.8	151.7	9.3
Fourth Quarter	1,621.7	139.1	8.6
Total	$6,388.1	$481.7	7.5%

Fiscal 2017
First Quarter	$1,510.9	$87.6	5.8%
Second Quarter	1,554.6	118.8	7.6
Third Quarter	1,520.7	94.8	6.2
Fourth Quarter	1,866.3	124.6	6.7
Total	$6,452.5	$425.8	6.6%

Fiscal 2018
First Quarter	$1,763.3	$92.4	5.2%
Second Quarter	1,804.4	99.3	5.5
Third Quarter	1,844.5	130.3	7.1
Fourth Quarter	1,879.2	132.6	7.1
Total	$7,291.4	$454.6	6.2%

(1)	Net Sales before intersegment eliminations

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations for the Consumer Packaging segment increased $838.9 million in fiscal 2018 compared to the prior year period primarily due to the $1,143.1 million increase in net sales from acquisitions (primarily the MPS Acquisition) and $66.6 million of higher selling price/mix, partially offset by the absence of net sales from HH&B (which totaled $297.6 million in the prior year period) due to the HH&B Sale and $71.1 million of lower volumes. The volume decline primarily reflects lower sales of merchandising displays and lower pulp shipments.

Net sales before intersegment eliminations for the Consumer Packaging segment increased $64.4 million in fiscal 2017 compared to fiscal 2016 primarily as a result of $575.1 million of aggregate net sales from the MPS Acquisition, the Packaging Acquisition and the Hannapak Acquisition, which were largely offset by $188.5 million of lower volumes, a $276.8 million decrease in net sales related to the absence of net sales from HH&B since April 2017, $26.1 million of unfavorable selling price/mix and an estimated $20.0 million decrease due to the impact of several hurricanes in fiscal 2017.

Segment Income — Consumer Packaging Segment

Segment income attributable to the Consumer Packaging segment in fiscal 2018 increased $28.8 million compared to the prior year period, primarily due to an estimated $140.6 million of productivity improvements, an increase of $60.5 million of segment income related to the MPS Acquisition, $30.5 million of lower depreciation and amortization (excluding the MPS Acquisition), an estimated $31.6 million of higher selling price/mix and a $20.1 million favorable acquisition reserve adjustments, all of which were largely offset by an estimated $178.1 million of cost inflation, $38.8 million related to the absence of income from HH&B, $16.7 million for the impact of lower volumes compared to the prior year period and other items. The net impact of cost inflation included lower recycled fiber that was more than offset by higher freight costs, chemical costs, virgin fiber costs and wage and other costs compared to the prior year period. Consumer Packaging segment income in fiscal 2017 was reduced by $25.1 million of acquisition inventory step-up expense primarily related to the MPS Acquisition.

Segment income attributable to the Consumer Packaging segment in fiscal 2017 decreased $55.9 million compared to fiscal 2016, primarily due to an estimated $169.2 million of cost inflation, $50.2 million for the impact of lower volumes, the $25.7 million impact of lower income from HH&B in fiscal 2017 as compared to the full year in fiscal 2016, a $20.4 million increase in fiscal 2017 compared to fiscal 2016 for the expensing of inventory stepped-up in purchase accounting, primarily related to the MPS Acquisition in fiscal 2017 and the Packaging Acquisition in fiscal 2016, an estimated $12.2 million related to the impact of several hurricanes in fiscal 2017 and $8.8 million of lower selling price/mix. These factors were partially offset by synergy and productivity improvements of an estimated $203.8 million, a $29.4 million contribution from the operations acquired in the MPS Acquisition prior to expensing $24.7 million of inventory step-up and $15.3 million of lower depreciation and amortization expense. The lower depreciation and amortization expense was primarily due to a $10.1 million pre-tax benefit from ceasing recording depreciation and amortization expense in the second quarter of fiscal 2017 in HH&B since it was designated as held for sale. The primary inflation resulted from materials, energy, freight, and wage and other costs.

Land and Development Segment

(In millions, except percentages)	Net Sales (1)	Segment Income (Loss)	Return on Sales

Fiscal 2016
First Quarter	$15.4	$0.7	4.5%
Second Quarter	18.7	(4.0)	(21.4)
Third Quarter	42.0	9.5	22.6
Fourth Quarter	43.7	(1.6)	(3.7)
Total	$119.8	$4.6	3.8%

Fiscal 2017
First Quarter	$54.0	$1.7	3.1%
Second Quarter	100.0	17.5	17.5
Third Quarter	71.1	0.2	0.3
Fourth Quarter	18.7	(5.6)	(29.9)
Total	$243.8	$13.8	5.7%

Fiscal 2018
First Quarter	$11.4	$(0.7)	(6.1)%
Second Quarter	26.7	16.1	60.3
Third Quarter	64.8	9.9	15.3
Fourth Quarter	39.5	(2.8)	(7.1)
Total	$142.4	$22.5	15.8%

(1)	Net sales before intersegment eliminations

Net Sales (Aggregate) — Land and Development Segment

Net sales for the Land and Development segment in fiscal 2018, 2017 and 2016 were $142.4 million, $243.8 million and $119.8 million, respectively. The decrease in fiscal 2018 and the increase in fiscal 2017 were due to the timing of land sales as we monetize the portfolio. We include the remainder of the real estate holdings in assets held for sale because we have met the held for sale criteria. We expect to complete the monetization of these holdings during fiscal 2019. After we complete the monetization, the segment will cease to exist.

Segment Income (Loss) — Land and Development Segment

Segment income attributable to the Land and Development segment was $22.5 million, $13.8 million and $4.6 million in fiscal 2018, 2017 and 2016, respectively. The segment’s assets were stepped-up to fair value in fiscal 2015 as a result of purchase accounting, which resulted in substantially lower margins on the properties sold compared to earlier levels. The pre-tax non-cash impairments of certain mineral rights and real estate discussed above under the caption “Land and Development Impairments” are not included in segment income.

Liquidity and Capital Resources

On January 29, 2018, we announced that a definitive agreement had been signed for us to acquire all of the outstanding shares of KapStone for $35.00 per share and the assumption of approximately $1.36 billion in net debt, for a total enterprise value of approximately $4.9 billion. In contemplation of the transaction, on March 6, 2018, we issued $600.0 million aggregate principal amount of 3.75% senior notes due 2025 and $600.0 million aggregate principal amount of 4.0% senior notes due 2028 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). In addition, on March 7, 2018, we entered into the Delayed Draw Credit Facilities (as hereinafter defined) that provide for $3.8 billion of senior unsecured term loans. On November 2, 2018, in connection with the closing of the KapStone Acquisition, we drew upon the facility in full. The proceeds of the Delayed Draw Credit Facilities (as hereinafter defined) and other sources of cash were used to pay the consideration for the KapStone Acquisition, to repay certain existing indebtedness of KapStone and to pay fees and expenses incurred in connection with the KapStone Acquisition.

We fund our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our New A/R Sales Agreement (as hereinafter defined), proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for additional information. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

At September 30, 2018, excluding the Delayed Draw Credit Facilities, we had approximately $3.2 billion of availability under our committed credit facilities, primarily under our revolving credit facility, the majority of which matures on July 1, 2022. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Certain restrictive covenants govern our maximum availability under the credit facilities. We test and report our compliance with these covenants as required and we were in compliance with all of these covenants at September 30, 2018. At September 30, 2018, we had $104.9 million of outstanding letters of credit not drawn upon.

Cash and cash equivalents were $636.8 million at September 30, 2018 and $298.1 million at September 30, 2017. We used a significant portion of the cash and cash equivalents on hand at September 30, 2018 in connection with the closing of the KapStone Acquisition. Approximately 20% of the cash and cash equivalents at September 30, 2018 were held outside of the U.S. At September 30, 2018, total debt was $6,415.2 million, $740.7 million of which was current. At September 30, 2017, total debt was $6,554.8 million, $608.7 million of which was current.

Cash Flow Activity

	Year Ended September 30,
(In millions)	2018	2017	2016

Net cash provided by operating activities	$2,420.9	$1,900.5	$1,688.4
Net cash used for investing activities	$(1,298.9)	$(1,285.8)	$(1,351.4)
Net cash used for financing activities	$(755.1)	$(655.4)	$(231.0)

Net cash provided by operating activities during fiscal 2018 increased $520.4 million from fiscal 2017 primarily due to higher cash earnings and lower cash taxes due to the impact of the Tax Act. Net cash provided by operating activities during fiscal 2017 increased $212.1 million from fiscal 2016 primarily due to a $111.6 million net increase in cash flow from working capital changes plus higher after-tax cash proceeds from our Land and Development segment’s accelerated monetization. The changes in working capital in fiscal 2018, 2017 and 2016 included a source of cash resulting from the sale of $115.1 million, $64.7 million and $99.4 million, respectively, of accounts receivables in connection with the A/R Sales Agreement.

Net cash used for investing activities of $1,298.9 million in fiscal 2018 consisted primarily of $999.9 million for capital expenditures, $239.9 million for cash paid for the purchase of businesses, net of cash acquired primarily related to the Plymouth Acquisition and the Schlüter Acquisition, and $108.0 million for an investment in Grupo Gondi. These investments were partially offset by $24.0 million of proceeds from the sale of certain affiliates as well as our solid waste management brokerage services business and $23.3 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities in fiscal 2017 consisted primarily of $778.6 million of capital expenditures, $1,588.5 million for the MPS Acquisition, the U.S. Corrugated Acquisition, the Island Container Acquisition, the Hannapak Acquisition and the Star Pizza Acquisition, partially offset by a $3.5 million receipt of an escrow payment from the Packaging Acquisition and proceeds of $1,005.9 million from the HH&B Sale and of $52.6 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities in fiscal 2016 consisted primarily of $796.7 million of capital expenditures, $376.4 million for the SP Fiber Acquisition and the Packaging Acquisition, $175.0 million for an investment in Grupo Gondi and $36.5 million for the purchase of debt owed by GPS in connection with the SP Fiber Acquisition partially offset by $31.2 million of proceeds from the sale of property, plant and equipment.

In fiscal 2018, net cash used for financing activities of $755.1 million consisted primarily of cash dividends paid to stockholders of $440.9 million and purchases of Common Stock of $195.1 million and net repayments of debt of $120.1 million. In fiscal 2017, net cash used for financing activities consisted primarily of cash dividends paid to stockholders of $403.2 million, net repayments of debt of $145.2 million and purchases of Common Stock of $93.0 million. In fiscal 2016, net cash used for financing activities consisted primarily of cash dividends paid to stockholders of $380.7 million, purchases of Common Stock of $335.3 million and $105.0 million of cash and trust funding as a result of the Separation, which was partially offset by net additions to debt of $617.3 million. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

Our capital expenditures aggregated $999.9 million in fiscal 2018. We expect fiscal 2019 capital expenditures to be approximately $1.5 billion, including KapStone and investments to restore operations our Panama City, FL mill following Hurricane Michael. Our base capital expenditures in fiscal 2019 should be approximately $950 million to $1.0 billion, with roughly half invested in maintenance and half invested in high return generating projects. In fiscal 2019, we expect to invest approximately $0.5 billion in strategic projects. The strategic projects include: (i) installation of a 330” state-of-the-art kraft linerboard machine at our Florence, SC mill, (ii) an upgrade of the Tres Barras mill that will add virgin pulping capacity, a biomass power boiler, a turbine generator and other equipment, (iii) construction of a new corrugated box plant in the Brazilian state of Sao Paulo, (iv) installation of a curtain coater at our Mahrt, AL mill, and (v) installation of a headbox and upgrade of other areas of a paper machine at our Covington, VA mill. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, changes in market conditions or to comply with environmental or other regulatory changes. We estimate that we will invest approximately $22 million for capital expenditures during fiscal 2019 in connection with matters relating to environmental compliance, excluding KapStone. We were obligated to purchase approximately $203 million of fixed assets at September 30, 2018 for various capital projects. See Item 1A. “Risk Factors — Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated”.

At September 30, 2018, the U.S. federal, state and foreign net operating losses and state tax credits available to us aggregated approximately $117 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses and other U.S. federal credits primarily over the next two years. Foreign and state net operating losses and credits will be used over a longer period of time. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. Fiscal 2018 is the last year in which we will receive a tax benefit from the domestic production deduction. Including the estimated impact of book and tax differences, subject to changes in tax laws, we expect our cash tax rate to move closer to our income tax rate in fiscal 2019, 2020 and 2021.

During fiscal 2018 and 2017, we made contributions of $37.7 million and $34.5 million, respectively, to our U.S. and non-U.S. pension plans. Based on current facts and assumptions, we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2019. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. The net over funded status of our U.S. and non-U.S. pension plans at September 30, 2018 was $147.7 million. Based on current assumptions, including future interest rates, we estimate that minimum pension contributions to our U.S. and non-U.S. pension plans will be in the range of approximately $25 million to $27 million annually in fiscal 2020 through 2023. See “Note 4. Retirement Plans” of the Notes to Consolidated Financial Statements. See also Item 1A. “Risk Factors — Certain of Our Pension Plans Will Likely Require Additional Cash Contributions”.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from two plans and recorded an aggregate estimated withdrawal liability of $184.2 million. See “Note 4. Retirement Plans — Multiemployer Plans” of the Notes to Condensed Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with the MEPPs in Which We Participate”.

In October 2018, our board of directors declared a quarterly dividend of $0.455 per share, representing a 5.8% increase from the prior $0.43 per share quarterly dividend and an annual dividend of $1.82 per share. During fiscal 2018, we paid an annual dividend of $1.72 per share. During fiscal 2017, we paid an annual dividend of $1.60 per share. During fiscal 2016 we paid an annual dividend of $1.50 per share.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. In fiscal 2018, we repurchased approximately 3.4 million shares of our Common Stock for an aggregate cost of $195.1 million. In fiscal 2017, we repurchased approximately 1.8 million shares of our Common Stock for an aggregate cost of $93.0 million. In fiscal 2016, we repurchased approximately 8.1 million shares of our Common Stock for an aggregate cost of $335.3 million. As of September 30, 2018, we had remaining authorization under the repurchase program authorized in July 2015 to purchase approximately 21.3 million shares of our Common Stock.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our New A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection with these reviews, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2018, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors, including estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those presented in the table.

	Payments Due by Period
(In millions)	Total	Fiscal 2019	Fiscal 2020 and 2021	Fiscal 2022 and 2023	Thereafter

Long-Term Debt, including current portion, excluding capital lease obligations (1)	$6,039.0	$726.6	$824.8	$1,351.0	$3,136.6
Operating lease obligations (2)	615.8	132.1	199.9	118.4	165.4
Capital lease obligations (3)	152.5	5.0	6.7	2.7	138.1
Purchase obligations and other (4) (5) (6)	2,210.5	1,676.6	224.1	114.9	194.9
Total	$9,017.8	$2,540.3	$1,255.5	$1,587.0	$3,635.0

(1)

Includes only principal payments owed on our debt assuming that all of our long-term debt will be held to maturity, excluding scheduled payments. We have excluded $205.2 million of fair value of debt step-up, deferred financing costs and unamortized bond discounts from the table to arrive at actual debt obligations. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for information on the interest rates that apply to our various debt instruments.

(2)	See “Note 14. Operating Leases” of the Notes to Consolidated Financial Statements for additional information.
(3)	The fair value step-up of $18.5 million is excluded. See “Note 13. Debt — Capital Lease and Other Indebtedness” of the Notes to Consolidated Financial Statements for additional information.
(4)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(5)

We have included in the table future estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Our estimates are based on factors, such as discount rates and expected returns on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, returns on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. We have excluded $247.8 million of multiemployer pension plan withdrawal liabilities recorded as of September 30, 2018 due to lack of definite payout terms for certain of the obligations. See “Note 4. Retirement Plans – Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

(6)	We have not included the following items in the table:
•	An item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these liabilities do not have a definite pay-out scheme.
•

$158.4 million from the line item “Purchase obligations and other” for certain provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

In addition to the enforceable and legally binding obligations presented in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions.

Expenditures for Environmental Compliance

See Item 1. “Business — Governmental Regulation — Environmental and Other Matters”, “Business — Governmental Regulation — CERCLA and Other Remediation Costs”, and “Business — Governmental Regulation — Climate Change” for a discussion of our expenditures for environmental compliance.

Critical Accounting Policies and Estimates

We have prepared our accompanying consolidated financial statements in conformity with GAAP, which requires management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. Certain critical accounting matters are described in “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”. These critical accounting matters are both important to the portrayal of our financial condition and results and require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates.

Critical accounting matters discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements include (i) accounts receivable and allowances; (ii) goodwill and long-lived assets; (iii) restructuring and other costs; (iv) business combinations; (v) fair value of financial instruments and nonfinancial assets and liabilities; (vi) income taxes; and (vii) pension and other postretirement benefits.

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, credits, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding our customers’ credit worthiness and the credits, returns and allowances and cash discounts that may be taken by our customers. We derive our accounts receivable from revenue earned from customers located primarily in North America, South America, Europe, Asia and Australia. Given our diverse customer base, we have limited exposure to credit loss from any particular customer or industry segment, and hence we generally do not require collateral in connection with engaging in commercial transactions with them. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the particular customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions and changes in our customers’ credit worthiness. At September 30, 2018, our accounts receivable, net of allowances of $49.7 million, was $2,010.7 million; a 1% additional loss on accounts receivable would change our allowance by $20.1 million and a 5% change in our allowance assumptions would change our allowance by $2.5 million.

Goodwill

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We determine the fair value of each reporting unit using the discounted cash flow method or, as appropriate, a combination of the discounted cash flow method and the guideline public company method. Our discounted cash flow analysis is based on the sum of two components, the present value of our projected cash flows and the present value of a terminal value. The cash flow estimates are derived from our current forecast and our long-term forecasts prepared for each reporting unit considering historical results and anticipated future performance and capital expenditures, and require considerable judgment. The discount rates used to determine the present value of future cash flows were derived from a weighted average cost of capital analysis utilizing a beta derived from peer companies. In addition, we gave consideration in the calculation of the weighted average cost of capital for equity risks, including size risk, industry risk and country specific risk, as appropriate, for each of our reporting units. As a result of the weighted average cost of capital calculations, the discount rate used for each reporting unit ranged from 8.0% to 13.5%. We use perpetual growth rates in the reporting units that have goodwill ranging from 0.5% to 1.0%. The guideline public company method involves comparing the reporting unit to similar companies whose stock is freely traded on an organized exchange. The fair values determined by the discounted cash flow and guideline public company methods were weighted to arrive at the concluded fair value of the reporting unit. However, in instances where comparisons to our peers was less meaningful, no weight was placed on the guideline public company method to arrive at the concluded fair value of the reporting unit.

Estimating the fair value of the reporting unit involves uncertainties because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows, including anticipated changes in revenues and costs and synergies and productivity improvements resulting from the acquisitions, capital expenditures and continuous improvement projects. These factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if conditions change in future periods, our operating results could be materially impacted. Any significant adverse changes in key assumptions about these reporting units and their prospects, such as changes in our strategy or products, the loss of key customers, regulatory changes or adverse changes in economic and market conditions may cause a change in the estimated fair values of our reporting units and could result in an impairment charge that could be material to our financial statements.

During the fourth quarter of fiscal 2018, of those reporting units that have goodwill, our Consumer Packaging reporting unit had a fair value that exceeded its carrying value by less than 10%, primarily due to the fair value accounting related to the Combination and the MPS Acquisition. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit that has goodwill, the fair value of each of our reporting units would have continued to exceed its carrying value, except for the Consumer Packaging reporting unit. The Consumer Packaging reporting unit had $3,610.9 million of goodwill at September 30, 2018. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material.

See Item 1A. “Risk Factors — We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write Down Would Adversely Impact Our Operating Results and Shareholders’ Equity”.

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent operations. Significant judgments and estimates are required in determining the consolidated income tax expense. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. A 1% change in our effective tax rate would increase or decrease tax expense by approximately $10.3 million for fiscal 2018. A 1% change in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2018 consolidated balance sheet, would increase or decrease tax expense by approximately $97.5 million for fiscal 2018.

Pension and Other Postretirement Benefits

The funded status of our qualified and non-qualified U.S. and non-U.S. pension plans increased $69.2 million in fiscal 2018. Our U.S. qualified and non-qualified pension and non-U.S. pension plans were over funded by $137.7 million and $10.0 million, respectively, as of September 30, 2018. Our U.S. pension plan benefit obligations were positively impacted in fiscal 2018 primarily by a 41-basis point increase in the discount rate compared to the prior measurement date. The non-U.S. pension plan obligations were positively impacted in fiscal 2018 by a 16-basis point increase in the discount rate compared to the prior measurement date. A 25-basis point change in the discount rate, compensation level, expected long-term rate of return on plan assets or medical cost trend, factoring in our corridor as appropriate, would have had the following effect on fiscal 2018 pension and other postretirement expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans		Postretirement Plans
	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(10.5)	$10.8	$—	$—
Compensation level	0.3	(0.3)	N/A	N/A
Expected long-term rate of return on plan assets	(13.4)	13.4	N/A	N/A
Medical cost trend	N/A	N/A	—	—

New Accounting Standards

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and expected effects on our results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in, among other things, interest rates, foreign currencies and commodity prices. We aim to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movements in pricing, and underlying accounting and business implications. To implement these strategies, we may enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. We may not be successful in managing these risks.

Containerboard and Paperboard Shipments

We are exposed to market risk related to our sales of containerboard and paperboard. We sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified index prices. We have the capacity to annually ship approximately 9.3 million tons in our Corrugated Packaging segment and approximately 4.2 million tons in our Consumer Packaging segment. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 96%. A hypothetical $10 per ton decrease in the price of containerboard and paperboard throughout the year based on our capacity would decrease our sales by approximately $93 million and $42 million in our Corrugated Packaging and Consumer Packaging segments, respectively. See Item 1A. “Risk Factors — Our Earnings Are Highly Dependent on Volumes”.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity, diesel and wood by-products (biomass) at times have fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with coal and fuel oil to generate steam used in the paper making process and, at a few mills, to generate electricity used on site. In our virgin fiber mills, we use biomass, natural gas and coal to generate steam used in the pulping and paper making processes and to generate some or all of the electricity used on site. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates.

We spent approximately $739 million on all energy sources in fiscal 2018 to operate our facilities. Natural gas accounted for nearly half (approximately 76 million MMBtu) of our total energy purchases in fiscal 2018. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $74 million based on fiscal 2018 pricing and consumption.

Recycled Fiber

Recycled fiber is the principal raw material we use in the production of recycled paperboard and a portion of our containerboard. We consume approximately 4.8 million tons of recycled fiber per year. Our purchases of old corrugated containers and double-lined kraft clippings accounted for our largest recycled fiber costs and approximately 85% to 90% of our recycled fiber purchases. The remaining 10% to 15% of our recycled fiber purchases consisted of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing. A hypothetical 10% increase in recycled fiber prices in our mills for a fiscal year would increase our costs by approximately $75 million.

Virgin Fiber

Virgin fiber is the principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp. A hypothetical 10% increase in virgin fiber prices in our mills for a fiscal year would increase our costs by approximately $117 million.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are items such as distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. We experienced significantly higher freight costs in fiscal 2018, as transportation companies raised prices to address a shortage of drivers and strong demand. A hypothetical 10% increase for a fiscal year would increase our costs by approximately $150 million, of which approximately one-fifth would be the portion related to higher diesel costs based on our estimated 77 million gallons consumed annually. See Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2018, if market interest rates increase an average of 100 basis points, our annual interest expense would increase by approximately $10 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment. See Item 1A. “Risk Factors — The Level of Our Indebtedness Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business”.

Derivative Instruments / Forward Contracts

We periodically may issue and settle foreign currency denominated debt, exposing us to the effect of changes in spot exchange rates between loan issue and loan repayment dates and changes in spot exchange rates on open balances at each balance sheet date. From time to time, we may use foreign exchange contracts to hedge these exposures with terms of generally one month. Based on our open foreign exchange contracts as of September 30, 2018, the effect of a 1% change in exchange rates would impact other income by approximately $4 million. Although these foreign currency sensitive instruments expose us to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the foreign currency denominated debt exposures. The fluctuation of these instruments may cause future cash settlement of the hedge.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment, among other factors. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2018, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $11 million and a 0.25% increase in the discount rate would have increased pre-tax income by $11 million. During fiscal 2017, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $11 million and a 0.25% increase in the discount rate would have increased pre-tax income by $8 million. Similarly, MEPPs in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. See “Note 4. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements. See also Item 1A. “Risk Factors —Certain of Our Pension Plans Will Likely Require Additional Cash Contributions” and “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with the MEPPs in Which We Participate”.

Foreign Currency

We predominately operate in U.S. markets, but derived 19.9% of our net sales in fiscal 2018 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. In conducting our foreign operations, we also make inter-company sales and receive royalties and dividends denominated in different currencies. These activities expose us to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of our operations are generally stable and regularly occurring and are recorded at fair market value in our financial statements. Our foreign currency management policy permits us to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations.

At times, certain of our foreign subsidiaries have U.S. dollar-denominated external debt. In these instances, we may hedge the non-functional currency exposure with derivatives. We issue inter-company loans to and receive foreign cash deposits from our foreign subsidiaries in their local currencies, exposing us to the effect of changes in spot exchange rates between loan issue and loan repayment dates and changes in spot exchange rates from deposits. From time to time, we may use foreign-exchange hedge contracts with terms of generally less than one year to hedge these exposures. Although our derivative and other foreign currency sensitive instruments expose us to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the matched exposures.

During fiscal 2018 and 2017, the effect of a hypothetical 10% change in foreign currencies that we have exposure to versus to the U.S. dollar would have impacted our segment results by approximately $36 million and $26 million, respectively. See “Note 6. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

During fiscal 2018 and 2017, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $37 million and $34 million, respectively. This impact does not consider the effects of a stronger or weaker dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and the demand for our products. See Item 1A. “Risk Factors — We May Be Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 22. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
(In millions, except per share data)	2018	2017	2016

Net sales	$16,285.1	$14,859.7	$14,171.8
Cost of goods sold	12,891.2	12,119.5	11,413.2
Selling, general and administrative, excluding intangible amortization	1,493.3	1,399.6	1,379.4
Selling, general and administrative intangible amortization	296.6	229.6	211.8
Multiemployer pension withdrawals	184.2	—	—
Pension risk transfer expense	—	—	370.7
Pension lump sum settlement	—	32.6	—
Land and Development impairments	31.9	46.7	—
Restructuring and other costs	105.4	196.7	366.4
Operating profit	1,282.5	835.0	430.3
Interest expense, net	(293.8)	(222.5)	(212.5)
(Loss) gain on extinguishment of debt	(0.1)	1.8	2.7
Other income, net	12.7	11.5	14.4
Equity in income of unconsolidated entities	33.5	39.0	9.7
Gain on sale of HH&B	—	192.8	—
Income from continuing operations before income taxes	1,034.8	857.6	244.6
Income tax benefit (expense)	874.5	(159.0)	(89.8)
Income from continuing operations	1,909.3	698.6	154.8
Loss from discontinued operations (net of income tax benefit of $0, $0 and $32.3)	—	—	(544.7)
Consolidated net income (loss)	1,909.3	698.6	(389.9)
Less: Net (income) loss attributable to noncontrolling interests	(3.2)	9.6	(6.4)
Net income (loss) attributable to common stockholders	$1,906.1	$708.2	$(396.3)

Basic earnings per share from continuing operations	$7.46	$2.81	$0.60
Basic loss per share from discontinued operations	—	—	(2.16)
Basic earnings (loss) per share attributable to common stockholders	$7.46	$2.81	$(1.56)

Diluted earnings per share from continuing operations	$7.34	$2.77	$0.59
Diluted loss per share from discontinued operations	—	—	(2.13)
Diluted earnings (loss) per share attributable to common stockholders	$7.34	$2.77	$(1.54)

Cash dividends paid per share	$1.72	$1.60	$1.50

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
(In millions)	2018	2017	2016

Consolidated net income (loss)	$1,909.3	$698.6	$(389.9)
Other comprehensive (loss) income, net of tax:
Foreign currency:
Foreign currency translation (loss) gain	(234.4)	80.7	109.8
Reclassification adjustment of net loss on foreign currency translation included in earnings	—	—	20.2
Sale of HH&B	—	26.8	—
Derivatives:
Deferred loss on cash flow hedges	—	—	(0.4)
Reclassification adjustment of net loss (gain) on cash flow hedges included in earnings	0.5	(0.5)	1.2
Unrealized gain on available for sale security	0.8	0.7	—
Reclassification adjustment of gain on available for sale security included in earnings	(1.5)	—	—
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) gain arising during period	(13.1)	22.2	(224.6)
Amortization and settlement recognition of net actuarial loss, included in pension and postretirement cost (1)	15.0	36.0	236.5
Prior service (cost) credit arising during period	(5.5)	0.7	1.4
Amortization and curtailment recognition of prior service cost (credit), included in pension and postretirement cost	0.2	(0.2)	1.1
Sale of HH&B	—	2.9	—
Other comprehensive (loss) income, net of tax	(238.0)	169.3	145.2
Comprehensive income (loss)	1,671.3	867.9	(244.7)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(3.2)	9.4	(5.7)
Comprehensive income (loss) attributable to common stockholders	$1,668.1	$877.3	$(250.4)

(1)	Fiscal 2016 includes pension risk transfer expense, net of tax.

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
(In millions, except per share data)	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$636.8	$298.1
Restricted cash	—	5.9
Accounts receivable (net of allowances of $49.7 and $45.8)	2,010.7	1,886.8
Inventories	1,829.6	1,797.3
Other current assets	248.5	329.2
Assets held for sale	59.5	173.6
Total current assets	4,785.1	4,490.9
Property, plant and equipment, net	9,082.5	9,118.3
Goodwill	5,577.6	5,528.3
Intangibles, net	3,122.0	3,329.3
Restricted assets held by special purpose entities	1,281.0	1,287.4
Prepaid pension asset	420.0	368.0
Other assets	1,092.3	966.8
Total Assets	$25,360.5	$25,089.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$740.7	$608.7
Accounts payable	1,716.8	1,492.1
Accrued compensation and benefits	399.3	416.7
Other current liabilities	476.5	492.3
Total current liabilities	3,333.3	3,009.8
Long-term debt due after one year	5,674.5	5,946.1
Pension liabilities, net of current portion	261.3	279.4
Postretirement benefit liabilities, net of current portion	134.8	153.4
Non-recourse liabilities held by special purpose entities	1,153.7	1,161.9
Deferred income taxes	2,321.5	3,410.2
Other long-term liabilities	994.8	737.4
Commitments and contingencies (Notes 14 and 17)
Redeemable noncontrolling interests	4.2	4.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 600.0 million shares authorized; 253.5 million and 254.5 million shares outstanding at September 30, 2018 and September 30, 2017, respectively	2.5	2.5
Capital in excess of par value	10,588.9	10,624.9
Retained earnings	1,573.3	172.4
Accumulated other comprehensive loss	(695.3)	(457.3)
Total stockholders’ equity	11,469.4	10,342.5
Noncontrolling interests	13.0	43.6
Total equity	11,482.4	10,386.1
Total Liabilities and Equity	$25,360.5	$25,089.0

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
(In millions, except per share data)	2018	2017	2016

Number of Shares of Common Stock Outstanding:
Balance at beginning of fiscal year	254.5	251.0	257.0
Shares issued under restricted stock plan	0.7	1.1	1.6
Issuance of common stock, net of stock received for minimum tax withholdings (1) (2)	1.7	4.2	0.5
Purchases of common stock (3)	(3.4)	(1.8)	(8.1)
Balance at end of fiscal year	253.5	254.5	251.0
Common Stock:
Balance at beginning of fiscal year	$2.5	$2.5	$2.6
Issuance of common stock, net of stock received for minimum tax withholdings (1)	—	—	—
Purchases of common stock (3)	—	—	(0.1)
Balance at end of fiscal year	2.5	2.5	2.5
Capital in Excess of Par Value:
Balance at beginning of fiscal year	10,624.9	10,458.6	10,767.8
Income tax benefit (expense) from share-based plans	—	4.3	(15.5)
Compensation expense under share-based plans	66.9	60.6	76.0
Issuance of common stock, net of stock received for minimum tax withholdings (1)	38.9	181.6	13.9
Fair value of share-based awards issued in business combinations	—	1.9	—
Purchases of common stock (3)	(141.8)	(76.3)	(319.2)
Separation of Specialty Chemicals business	—	(5.8)	(64.4)
Balance at end of fiscal year	10,588.9	10,624.9	10,458.6
Retained Earnings (Deficit):
Balance at beginning of fiscal year	172.4	(105.9)	1,661.6
Net income (loss) attributable to common stockholders	1,906.1	708.2	(396.3)
Dividends declared (per share - $1.72, $1.60 and $1.50) (4)	(445.2)	(407.3)	(384.2)
Issuance of common stock, net of stock received for minimum tax withholdings	(6.7)	(5.9)	(0.8)
Purchases of common stock (3)	(53.3)	(16.7)	(16.0)
Separation of Specialty Chemicals business	—	—	(970.2)
Balance at end of fiscal year	1,573.3	172.4	(105.9)
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(457.3)	(626.4)	(780.2)
Other comprehensive (loss) income, net of tax	(238.0)	169.1	145.9
Separation of Specialty Chemicals business	—	—	7.9
Balance at end of fiscal year	(695.3)	(457.3)	(626.4)
Total Stockholders’ equity	11,469.4	10,342.5	9,728.8
Noncontrolling Interests: (5)
Balance at beginning of fiscal year	43.6	101.2	132.1
Noncontrolling interests assumed in business combinations	—	—	10.9
Net income (loss)	2.1	(12.9)	3.2
Contributions	0.5	—	—
Distributions and adjustments to noncontrolling interests	(33.2)	(44.7)	(18.7)
Sale of subsidiary shares from noncontrolling interest	—	—	(0.2)
Other comprehensive income attributable to noncontrolling interest	—	—	—
Separation of Specialty Chemicals business	—	—	(26.1)
Balance at end of fiscal year	13.0	43.6	101.2
Total equity	$11,482.4	$10,386.1	$9,830.0

(1)	Included in the issuance of common stock in fiscal 2017 is the issuance of approximately 2.4 million shares of Common Stock valued at $136.1 million in connection with the U.S. Corrugated Acquisition.
(2)

In connection with the Smurfit-Stone Acquisition, there were approximately 1.4 million shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims. At September 30, 2017, 0.2 million shares remain reserved and unissued. The remaining shares were issued in fiscal 2018 as the claim’s distribution process was completed.
(3)

In fiscal 2018, we repurchased approximately 3.4 million shares of our Common Stock for an aggregate cost of $195.1 million. In fiscal 2017, we repurchased approximately 1.8 million shares of our Common Stock for an aggregate cost of $93.0 million. In fiscal 2016, we repurchased approximately 8.1 million shares of our Common Stock for an aggregate cost of $335.3 million.

(4)

Includes cash dividends paid, dividend equivalent units on certain restricted stock awards and dividends declared but unpaid related to the shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims.

(5)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the Consolidated Balance Sheets.

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(In millions)	2018	2017	2016

Operating activities:
Consolidated net income (loss)	$1,909.3	$698.6	$(389.9)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,252.2	1,112.1	1,141.9
Cost of real estate sold	121.2	207.9	87.7
Deferred income tax benefit	(1,069.4)	(20.4)	(160.9)
Share-based compensation expense	66.8	58.0	75.7
Pension and other postretirement funding (more) than expense (income)	(96.8)	(51.0)	275.6
Multiemployer pension withdrawals	184.2	—	—
Gain on sale of HH&B	—	(192.8)	—
Land and Development impairments	31.9	46.7	—
Other impairment adjustments	13.5	56.8	200.8
Impairment of Specialty Chemicals goodwill and intangibles	—	—	579.4
Other	(85.5)	(92.2)	(87.1)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(143.4)	(97.9)	36.6
Inventories	(72.1)	(48.2)	50.6
Other assets	(22.6)	(33.7)	(92.7)
Accounts payable	180.3	302.2	(197.1)
Income taxes	130.6	(67.1)	73.2
Accrued liabilities and other	20.7	21.5	94.6
Net cash provided by operating activities	2,420.9	1,900.5	1,688.4
Investing activities:
Capital expenditures	(999.9)	(778.6)	(796.7)
Cash paid for purchase of businesses, net of cash acquired	(239.9)	(1,588.5)	(376.4)
Debt purchased in connection with an acquisition	—	—	(36.5)
Investment in unconsolidated entities	(114.3)	(2.5)	(179.9)
Proceeds from sale of HH&B	—	1,005.9	—
Proceeds from sale of property, plant and equipment	23.3	52.6	31.2
Other	31.9	25.3	6.9
Net cash used for investing activities	(1,298.9)	(1,285.8)	(1,351.4)
Financing activities:
Proceeds from issuance of notes	1,197.3	998.4	—
(Repayments) additions to revolving credit facilities	(115.5)	421.8	125.5
Additions to debt	855.2	742.6	1,511.8
Repayments of debt	(2,032.9)	(2,331.9)	(1,073.3)
Other financing (repayments) additions	(24.2)	23.9	53.3
Specialty Chemicals spin-off of net cash and trust funding	—	—	(105.0)
Issuances of common stock, net of related minimum tax withholdings	26.6	35.8	11.8
Purchases of common stock	(195.1)	(93.0)	(335.3)
Cash dividends paid to stockholders	(440.9)	(403.2)	(380.7)
Cash distributions paid to noncontrolling interests	(33.3)	(47.0)	(33.5)
Other	7.7	(2.8)	(5.6)
Net cash used for financing activities	(755.1)	(655.4)	(231.0)
Effect of exchange rate changes on cash and cash equivalents	(28.2)	(2.1)	6.6
Increase (decrease) in cash and cash equivalents	338.7	(42.8)	112.6
Cash and cash equivalents at beginning of period (2016 includes $20.5 from discontinued operations)	298.1	340.9	228.3
Cash and cash equivalents at end of period	$636.8	$298.1	$340.9

Supplemental disclosure of cash flow information:

	Year Ended September 30,
(In millions)	2018	2017	2016

Cash paid during the period for:
Income taxes, net of refunds	$60.5	$227.6	$157.4
Interest, net of amounts capitalized	$284.4	$239.0	$229.9

Supplemental schedule of non-cash operating and investing activities:

In fiscal 2017, we contributed a subsidiary to an unconsolidated joint venture and deconsolidated another subsidiary which resulted in the derecognition and recognition of certain non-cash items. In connection with the formation of the Grupo Gondi joint venture in fiscal 2016, we contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture and options valued at approximately $0.3 billion. The entity was deconsolidated as of April 1, 2016, which resulted in the derecognition and recognition of the following non-cash items for the year ended September 30:

(In millions)	2017	2016

Derecognized:
Accounts receivable	$14.6	$34.7
Inventories	$7.6	$25.8
Other assets	$12.3	$86.3
Accounts payable	$(7.9)	$(15.4)
Income taxes	$(1.4)	$(1.0)
Accrued liabilities and other	$(12.0)	$(18.8)

Recognized:
Investment in unconsolidated entities	$(16.7)	$(123.7)

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in fiscal 2018 primarily relate to the Plymouth Packaging Acquisition and the Schlüter Acquisition. Liabilities assumed in fiscal 2017 relate to the MPS Acquisition, the U.S. Corrugated Acquisition, the Island Container Acquisition, the Hannapak Acquisition and the Star Pizza Acquisition. Liabilities assumed in fiscal 2016 relate to the SP Fiber Acquisition and the Packaging Acquisition. See “Note 2. Mergers, Acquisitions and Investment” for additional information.

(In millions)	Year Ended September 30,
	2018	2017	2016

Fair value of assets acquired, including goodwill	$303.2	$3,342.4	$580.7
Cash consideration for the purchase of businesses, net of cash acquired	(242.1)	(1,592.0)	(376.4)
Stock issued in business combinations	—	(136.1)	—
Fair value of share-based awards issued in business combinations	—	(1.9)	—
Debt purchased in connection with an acquisition	—	—	(36.5)
Deferred payments and (unpaid) unreceived working capital or escrow	(25.0)	4.6	3.5
Liabilities and noncontrolling interest assumed	$36.1	$1,617.0	$171.3

Included in liabilities assumed is the following item:
Debt assumed	$7.5	$929.1	$15.0

See Accompanying Notes

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries for periods on or after November 2, 2018 and to WRKCo (formerly known as WestRock Company) for periods prior to November 2, 2018.

WestRock is a multinational provider of paper and packaging solutions for consumer and corrugated packaging markets. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia. We also sell real estate primarily in the Charleston, SC region.

WestRock was formed on March 6, 2015 for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement. On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses and RockTenn and MWV each became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination. See “Note 2. Mergers, Acquisitions and Investment” for additional information.

On May 15, 2016, WestRock completed the Separation, pursuant to which we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See “Note 7. Discontinued Operations” for additional information.

During the second quarter of fiscal 2017, we committed to a plan to sell HH&B. On January 23, 2017, we announced we had entered into an agreement with certain subsidiaries of Silgan Holdings Inc. (“Silgan”) under which Silgan would purchase HH&B for approximately $1.025 billion in cash plus the assumption of approximately $25 million in foreign pension liabilities. Accordingly, in the second quarter of fiscal 2017, all of the assets and liabilities of HH&B were reported as assets and liabilities held for sale. We discontinued recording depreciation and amortization while the assets were held for sale. On April 6, 2017, we announced that we had completed the HH&B Sale. We used the proceeds from the HH&B Sale in connection with the MPS Acquisition. We recorded a pre-tax gain on sale of HH&B of $192.8 million in fiscal 2017.

On June 6, 2017, we completed the MPS Acquisition. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. MPS is reported in our Consumer Packaging segment. See “Note 2. Mergers, Acquisitions and Investment” for additional information.

Consolidation

The consolidated financial statements include our accounts and the accounts of our partially-owned consolidated subsidiaries. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Our equity and cost method investments are not significant either individually or in the aggregate. We have eliminated all significant intercompany accounts and transactions. See “Note 6. Segment Information” for our equity method investments.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

During fiscal 2018, we presented our interest expense and interest income in a single line item, “interest expense, net”, in our consolidated statements of operations. The interest income was previously presented in the line item “interest income and other income (expense), net”, which is now presented as “other income, net”. The presentation of these two line items for fiscal 2017 and 2016 has been changed to conform to the current year presentation. In addition, we have excluded deferred financing costs from the line item depreciation, depletion and amortization on the consolidated statements of cash flows to conform with our current year presentation and have aggregated certain items into an “other’ caption in the operating, investing and financing activities sections of the consolidated statements of cash flows to conform with our current year presentation.

Use of Estimates

Preparing consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences could be material.

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates to evaluate the recoverability of goodwill, intangibles and property, plant and equipment, to determine the useful lives of assets that are amortized or depreciated, and to measure income taxes, self-insured obligations, restructuring activities and allocate the purchase price of an acquired business to the fair value of acquired assets and liabilities. In addition, significant estimates form the basis for our reserves with respect to collectability of accounts receivable, inventory valuations, pension benefits, deferred tax asset valuation allowances and certain benefits provided to current and retired employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on the location of title transfer which is normally either on the exit from our plants (i.e., shipping point) or on arrival at customers’ plants (i.e., destination point). We do not recognize revenue from transactions where we bill customers, but retain custody and title to these products until the date custody and title transfer. We do not have any significant multiple deliverable revenue arrangements.

We net, against our gross sales, provisions for discounts, returns, allowances, customer rebates and other adjustments. We account for such provisions during the same period in which we record the related revenues. We include in net sales any amounts related to shipping and handling that are billed to a customer. See “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards — Recently Adopted” for information regarding our adoption of Accounting Standards Update (“ASU”) 2014-09, which is codified in Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 606 “Revenue from Contracts with Customers” effective October 1, 2018.

Shipping and Handling Costs

We classify shipping and handling costs, such as freight to our customers’ destinations, as a component of cost of goods sold. When shipping and handling costs are included in the sales price charged for our products, they are recognized in net sales.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts we report in the consolidated balance sheets for cash and cash equivalents approximate fair market values. We place our cash and cash equivalents with large credit worthy banks, which limits the amount of our credit exposure.

Accounts Receivable and Allowances

We derive our accounts receivable from revenue earned from customers located primarily in North America, South America, Europe, Asia and Australia. Given our diverse customer base, we have limited exposure to credit loss from any particular customer or industry segment, and hence we generally do not require collateral. We perform an evaluation of probable credit losses inherent in our accounts receivable at each balance sheet date. Such an evaluation includes consideration of historical loss experience, trends in customer payment frequency, present economic conditions, and judgment about the future financial health of our customers and industry sector. The weighted average of our receivables collection is within 30 to 60 days. We sell certain receivables under our New A/R Sales Agreement.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We charge off receivables when they are determined to be no longer collectible. In fiscal 2018, 2017 and 2016 our bad debt expense was not significant.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Balance at beginning of fiscal year	$45.8	$36.5	$29.5
Reduction in sales and charges to costs and expenses	202.8	215.6	200.8
Deductions	(198.9)	(206.3)	(193.8)
Balance at end of fiscal year	$49.7	$45.8	$36.5

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the LIFO basis. We value all other inventories at the lower of cost and net realizable value, with cost determined using methods that approximate cost computed on a first-in first-out inventory valuation method (“FIFO”) basis. These other inventories represent primarily foreign inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 31% and 32% of FIFO cost of all inventory at September 30, 2018 and 2017, respectively.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include standard costs, or average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Lastly, certain operations calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items that are considered to be current period charges include, but are not limited to, abnormal production levels, freight, handling costs, and wasted materials (spoilage). Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads. Our inventoried spare parts are measured at average cost.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

We state property, plant and equipment at cost less accumulated depreciation. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs, while normal maintenance and repairs are expensed as incurred. During fiscal 2018, 2017 and 2016, we capitalized interest of approximately $8.2 million, $7.0 million and $7.6 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method generally over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-25 years
Transportation equipment	3-8 years

Generally, our machinery and equipment have estimated useful lives between 3 and 25 years; however, select portions of machinery and equipment primarily at our mills have estimated useful lives up to 44 years. Greater than 90% of the cost of our mill assets have lives of 25 years or less. Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years.

Goodwill and Long-Lived Assets

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other.” See “Note 7. Discontinued Operations” for information on the first quarter of fiscal 2016 goodwill impairment test and resulting charge. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We determine the fair value of each reporting unit using the discounted cash flow method or, as appropriate, a combination of the discounted cash flow method and the guideline public company method.

The goodwill impairment model is a two-step process. An amendment to ASC 350 became effective December 2011 that allows a qualitative assessment, prior to step one, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We did not attempt a qualitative assessment and moved directly to step one. In step one, we utilize the present value of expected net cash flows or, as appropriate, a combination of the present value of expected net cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. The guideline public company method involves comparing the reporting unit to similar companies whose stock is freely traded on an organized exchange. The fair values determined by the discounted cash flow and guideline public company methods were weighted to arrive at the concluded fair value of the reporting unit. However, in instances where comparisons to our peers is less meaningful, no weight was placed on the guideline public company method to arrive at the concluded fair value of the reporting unit. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value, we would complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. While ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, amends the guidance in ASC 350, we have not yet adopted the ASU.

During the fourth quarter of fiscal 2018, of those reporting units that have goodwill, our Consumer Packaging reporting unit had a fair value which exceeded its carrying value by less than 10%, primarily due to the fair value accounting related to the Combination and the MPS Acquisition. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit that has goodwill, the fair value of each of our reporting units would have continued to exceed its carrying value, except for the Consumer Packaging reporting unit. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

We follow the provisions included in ASC 360, “Property, Plant and Equipment” in determining whether the carrying value of any of our long-lived assets, including amortizing intangibles other than goodwill, is impaired. The ASC 360 test is a three-step test for assets that are “held and used” as that term is defined by ASC 360. We determine whether indicators of impairment are present. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future net cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated costs to sell.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 1 to 40 years and have a weighted average life of approximately 16.6 years.

Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Restructuring and Other Costs

Our restructuring and other costs include primarily items such as restructuring portions of our operations, acquisition costs, integration costs and divestiture costs. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is possible that we may engage in future restructuring activities. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including severance costs, leases and other contractual obligations, and the adjustment of property, plant and equipment to net realizable value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change. See “Note 3. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements for additional information, including a description of the type of costs incurred.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

Significant estimates and assumptions in estimating the fair value of acquired technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities

We estimate fair values in accordance with ASC 820, “Fair Value Measurement.” We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. We disclose the fair value of long-term debt in “Note 13. Debt” and our pension and postretirement assets and liabilities in “Note 4. Retirement Plans”. We have, or from time to time may have, financial instruments recognized at fair value including supplemental retirement savings plans (“Supplemental Plans”) that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities, the fair value of which are not significant. We measure the fair value of our mutual fund investments based on quoted prices in active markets, and our derivative contracts, if any, based on discounted cash flows.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 12. Fair Value”.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time to time and to varying degrees, we may enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Swaps or forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity financial derivative contracts and physical commodity contracts that are determined to be derivatives may not be designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in foreign currency rates with respect to transactions denominated in currencies such as Canadian dollars, the Euro or Brazilian Real. These also can either be designated for accounting purposes as cash flow hedges or not so designated.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the derivative agreements. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. We manage our exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We may enter into financial derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

For financial derivative instruments that are designated as a cash flow hedge for accounting purposes, the effective portion of the gain or loss on the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Gains and losses on the financial derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We have at times entered into interest rate swap agreements that effectively modified our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements typically involved the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount.

At September 30, 2018, there were no interest rate or commodity derivatives outstanding, and the notional amount of foreign currency derivatives were $356.0 million. At September 30, 2017, there were no interest rate or commodity derivatives outstanding, and the notional amount of foreign currency derivatives were $47.8 million. For additional information see “Note 13. Debt”.

Health Insurance

We are self-insured for the majority of our group health insurance costs. However, we seek to limit our health insurance costs by entering into certain stop loss insurance coverage. Due to mergers, acquisitions and other factors, we may have plans that do not include stop loss insurance. We calculate our group health insurance reserve on an undiscounted basis based on estimated reserve rates. We utilize claims lag data provided by our claims administrators to compute the required estimated reserve rate. We calculate our average monthly claims paid using the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve using the reserve rates discussed above. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers’ Compensation

We purchase large risk deductible workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles to limit our exposure. We calculate our workers’ compensation reserves on an undiscounted basis based on estimated actuarially calculated development factors. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers' compensation costs.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheet in accordance with ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes.”

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any. In the event we were to determine that we would be able to realize or not realize our deferred income tax assets in the future in their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce or increase the provision for income taxes, respectively.

Certain provisions of ASC 740, “Income Taxes” provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized.

On December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense and (vi) expanded limitations on executive compensation. See “Note 5. Income Taxes.”

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with ASC 715, “Compensation – Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 4. Retirement Plans”, which include, among others, the discount rate, expected long-term rates of return on plan assets and rates of increase in compensation levels. As provided under ASC 715, we defer actual results that differ from our assumptions, i.e. actuarial gains and losses, and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated, such as but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions and plan remeasurement.

The amount of unrecognized actuarial gains and losses recognized in the current year’s operations is based on amortizing the unrecognized gains or losses for each plan that exceed the larger of 10% of the projected benefit obligation or the fair value of plan assets, also known as “the corridor”. The amount of unrecognized gain or loss that exceeds the corridor is amortized over the average future service of the plan participants or the average life

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expectancy of inactive plan participants for plans where all or almost all of the plan participants are inactive. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense.

Share-Based Compensation

We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation – Stock Compensation”. Pursuant to our incentive stock plans, we can grant options and restricted stock, stock appreciation rights (“SAR” or “SARs”) and restricted stock units to employees and our non-employee directors. The grants generally vest over a period of up to three years depending on the nature of the award, except for non-employee director grants, which typically vest over a period of up to one year. The majority of our restricted stock grants to employees generally contain performance or market conditions that must be met in conjunction with a service requirement for the shares to vest, others contain only a service requirement. We charge compensation under the plan to earnings over each increment’s individual vesting period. See “Note 20. Share-Based Compensation” for additional information.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Our asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our mills. At September 30, 2018 and September 30, 2017, we had recorded liabilities of $72.9 million and $70.5 million, respectively. The liabilities are primarily reflected as other long-term liabilities on the consolidated balance sheets.

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer certain expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. This maintenance is generally performed every twelve to twenty-four months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period. Planned major maintenance costs deferred at September 30, 2018 and 2017 were $83.4 million and 80.8 million, respectively. The assets are recorded as other assets on the consolidated balance sheets.

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of operations. We recorded a gain on foreign currency transactions of $12.2 million and $4.3 million in fiscal 2018 and 2017, respectively. We recorded a loss on foreign currency transactions of $6.5 million in fiscal 2016.

Environmental Remediation Costs

We accrue for losses associated with our environmental remediation obligations when it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated. We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of the remedial feasibility study and adjust such accruals as further information develops or circumstances change. We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable. See “Note 17. Commitments and Contingencies.”

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards - Recently Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting”. The amendments in the ASU include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718, “Compensation – Stock Compensation” and require entities to account for the effects of a modification unless all of the following conditions are met: (a) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified; (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. We adopted the provisions of this ASU on October 1, 2018 on a prospective basis. These provisions did not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07, “Compensation: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The guidance in this update requires that an employer disaggregate the service cost component from the other components of net benefit cost. Non-service cost components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of operating income. The amendments in the update also allow only the service cost component to be eligible for capitalization for internally developed capital projects. We adopted the provisions of this ASU on October 1, 2018 on a retrospective basis. The adoption resulted in a change in our operating profit, which was offset by a corresponding change in non-operating pension income (expense) to reflect the impact of presenting the non-service income (cost) component of net periodic pension income (expense) outside of operating income. Further, limiting the capitalization of net periodic cost in assets to the service cost component will not have a material impact on our consolidated financial statements prospectively. There was no associated impact to our consolidated statements of cash flows.

In February 2017, the FASB issued ASU 2017-05, “Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The ASU provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. Specifically, the ASU clarifies the scope of an “in substance nonfinancial asset”, the treatment of partial sales of nonfinancial assets and guidance on accounting for contributions of nonfinancial assets to joint ventures and equity method investees. We adopted the provisions of this ASU on October 1, 2018 on a retrospective basis. These provisions did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”, which amends the guidance in ASC 805, “Business Combinations”. The ASU clarifies the definition of a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted the provisions of this ASU on October 1, 2018 prospectively. These provisions did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”, which amends the guidance in the FASB’s ASC 230, “Statement of Cash Flows”. The new ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the provisions of this ASU on October 1, 2018 on a retrospective basis. As a result of the provisions of this ASU, restricted cash will be included within cash and cash equivalents on our consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory”, which requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) in the period in which the transfer occurs. Current guidance requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to an outside party or otherwise recognized through use. The new guidance will require companies to defer the income tax effects only of intercompany transfers of inventory. The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. We adopted these provisions on October 1, 2018 and the adoption of these provisions did not have a material effect on our consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”, which amends the guidance in ASC 230, “Statement of Cash Flows”. The ASU clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows for the following transactions: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transactions. The ASU also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. We adopted the provisions of this ASU on October 1, 2018 on a retrospective basis. The adoption resulted in change in classification of proceeds received for beneficial interests obtained for transferring trade receivables in securitization transactions as investing activities instead of operating activities. This ASU will not have a material effect on our consolidated financial statements on a prospective basis because the creation of beneficial interest was eliminated under the terms of our New A/R Sales Agreement effective September 25, 2018.

In May 2014, the FASB issued ASU 2014-09, which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement in ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. These provisions can be implemented using a full retrospective or modified retrospective approach and the FASB has clarified this guidance in various updates (e.g., ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05).

We adopted the provisions of ASU 2014-09 on October 1, 2018.  We manufacture certain products that have no alternative use to us (since such products are made to specific customer orders), and we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these manufactured products, including a reasonable profit. Beginning in fiscal year 2019, for manufactured products that meet these two criteria, the Company will recognize revenue “over time”. This results in (i) revenue recognition prior to the date of shipment or title transfer for these products, and (ii) increases the contract asset (unbilled receivables) balance with a corresponding reduction in finished goods inventory on our balance sheet. The Company elected the modified retrospective implementation approach and estimates accelerating revenue of approximately $175 million to $225 million. The transition adjustment related to this acceleration of revenue along with the related costs of goods sold and income tax effect will be recorded in the opening balance sheet within retained earnings.

The Company has also identified and implemented changes to our accounting policies and practices, business processes, systems and designed and implemented specific controls over our evaluation of the impact of the new guidance on the Company upon adoption, and on an ongoing basis, including disclosure requirements and the collection of relevant data into the reporting process. While we are substantially complete with the process of quantifying the impacts that will result from applying the new standard, our assessment will be finalized during the first quarter of fiscal 2019.

New Accounting Standards - Recently Issued

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In August 2018, the FASB issued ASU 2018-14 “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. These provisions will be applied retrospectively. This ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The guidance in this ASU eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but require public companies to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Certain provisions are applied prospectively while others are applied retrospectively. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this ASU expand the scope of ASC 718, “Compensation – Stock Compensation” to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC 718 to nonemployee awards, except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted but not earlier than our adoption of ASC 606. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the Tax Act (or portion thereof) is recorded. The ASU requires financial statement preparers to disclose (i) a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income; (ii) whether they elect to reclassify the stranded income tax effects from the Tax Act; and (iii) information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of ASC 220, “Income Statement: Reporting Comprehensive Income”, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of this ASU.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. The amendments in this ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. These provisions are effective for fiscal years beginning after December 15, 2019 (October 1, 2020 for us), including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU but do not expect this ASU to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which amends the guidance in ASC 350, “Intangibles – Goodwill and Other”. The ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The ASU will be applied prospectively upon adoption. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit losses: Measurement of Credit Losses on Financial Instruments”, which amends certain provisions of ASC 326, “Financial Instruments-Credit Loss”. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available for sale debt securities with unrealized losses, entities will be required to measure credit losses in a manner similar to what they do today, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Additionally, entities will have to disclose significantly more information with respect to credit quality indicators, including information used to track credit quality by year or origination for most financing receivables. The ASU is effective for annual reporting periods beginning after December 15, 2019 (October 1, 2020 for us), including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Prior to the FASB issuing ASU 2018-11 “Leases”, entities were required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the comparative periods presented in the financial statements would continue to be in accordance with current GAAP. While we have not completed our assessment, we expect that the adoption of ASC 842 as of October 1, 2019 will result in recording additional assets and liabilities not previously reflected on our consolidated balance sheets, but we do not expect the adoption to have a significant impact on the recognition, measurement, or presentation of lease expenses within the consolidated statements of income or the consolidated statements of cash flows.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Mergers, Acquisitions and Investment

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. No changes in fiscal 2018 to our fiscal 2017 provisional fair value estimates of assets and liabilities assumed in acquisitions have been significant.

Schlüter Acquisition

On September 4, 2018, we completed the Schlüter Acquisition to further enhance our pharmaceutical and automotive platform and expand our geographical footprint in Europe to better serve our customers. In connection with the Schlüter Acquisition, we paid cash of $51.4 million. The purchase consideration included the assumption of $7.5 million of debt. We have included the financial results of the acquired operations in our Consumer Packaging segment since the date of the acquisition.

The preliminary allocation of consideration primarily included $9.1 million of customer relationship intangible assets, $23.8 million of goodwill, $27.5 million of property, plant and equipment and $21.5 million of liabilities including deferred taxes and the aforementioned debt. We are amortizing the customer relationship intangibles over 10.5 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred taxes for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed, including, among other things, obtaining final third-party valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

Plymouth Packaging Acquisition

On January 5, 2018, we completed the Plymouth Packaging Acquisition to further enhance our platform and drive differentiation and innovation. Plymouth’s “Box on Demand” systems are located on customers’ sites under multi-year exclusive agreements and use fanfold corrugated to produce custom, on-demand corrugated packaging that is accurately sized for any product type according to the customers’ specifications. We have fully integrated the approximately 60,000 tons of containerboard used by Plymouth annually. The estimated purchase price of $201.9 million, net of cash received of $3.1 million, is subject to an estimated payment of $25.1 million consisting of a deferred payment and a tax make-whole payment related to stepping up the assets for tax purposes. We expect the payment to be made in the first quarter of fiscal 2019. We have included the financial results of the acquired assets in our Corrugated Packaging segment since the date of the acquisition.

The preliminary allocation of consideration primarily included $61.9 million of customer relationship intangible assets, $58.7 million of goodwill, $35.2 million of property, plant and equipment, $26.2 million of other long-term assets consisting of assets leased to customers and equity method investments, and $12.6 million of liabilities. We are amortizing the customer relationship intangibles over 13.0 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred taxes for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed, including, among other things, obtaining final third-party valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

Grupo Gondi Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a 25.0% ownership interest in the joint venture together with future put and call rights. The investment was valued at approximately $0.3 billion. The majority equity holders manage the joint venture and we provide technical and commercial resources and supply certain paperboard to the joint venture. We believe the joint venture is helping to grow our presence in the attractive Mexican market. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. As a result of the transaction, we recorded a pre-tax non-cash gain of $12.1 million included in “Other income, net” on our consolidated statements of operations in fiscal 2016. We have included the financial results of the joint venture in our Corrugated Packaging segment since the date of the formation, and are accounting for the investment under the equity method. On October 20, 2017, we increased our ownership interest in Grupo Gondi from 27.0% to 32.3% through a $108 million capital contribution, which followed the joint venture entity having a stock redemption from a minority partner in April 2017 that increased our ownership interest to approximately 27.0%. The October 2017 capital contribution is being used to support the joint venture’s capital expansion plans, which include a containerboard mill and several converting plants. The agreement governing our investment in Grupo Gondi continues to include future put and call rights with respect to the respective parties’ ownership interest in the joint venture.

Hannapak Acquisition

On August 1, 2017, we completed the Hannapak Acquisition in a stock purchase. Hanna Group is one of Australia’s leading providers of folding cartons to a variety of markets, including beverage, food, confectionery, and healthcare. We expect this acquisition will build on our established and growing packaging business in the region. The purchase consideration for the Hannapak Acquisition was $61.4 million, net of cash received of $0.6 million. We have included the financial results of the acquired operations since the date of the acquisition in our Consumer Packaging segment.

The allocation of consideration primarily included $22.2 million of customer relationship intangible assets, $25.3 million of goodwill, $9.8 million of property, plant and equipment and $13.9 million of liabilities including deferred taxes. We are amortizing the customer relationship intangibles over 13 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred taxes for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

Island Container Acquisition

On July 17, 2017, we completed the Island Container Acquisition in an asset purchase. The assets acquired include a corrugator and corrugated converting operations located in Wheatley Heights, New York, and certain related fulfillment assets located in Saddle Brook, New Jersey. We have substantially completed the integration of the 80,000 tons of containerboard used by Island annually. The purchase consideration for the Island Container Acquisition was $84.7 million, including a working capital settlement of $1.2 million paid in fiscal 2018. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

The allocation of consideration primarily included $43.0 million of customer relationship intangible assets, $27.2 million of goodwill, $5.4 million of property, plant and equipment and $0.8 million of liabilities. We are amortizing the customer relationship intangibles over 8.5 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. The goodwill and intangibles are amortizable for income tax purposes.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Corrugated Acquisition

On June 9, 2017, we completed the U.S. Corrugated Acquisition in a stock purchase. We acquired five corrugated converting facilities in Ohio, Pennsylvania and Louisiana that provide a comprehensive suite of products and services to customers in a variety of end markets, including food & beverage, pharmaceuticals and consumer electronics. At the time of the transaction, we expected the acquisition to provide us the opportunity to increase the vertical integration of our Corrugated Packaging segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract with another company owned by the seller, and we have since completed the integration of these tons.

The purchase consideration was $193.7 million, net of cash received of $1.4 million and a $3.4 million working capital settlement received in fiscal 2018. The consideration included the issuance of 2.4 million shares of Common Stock valued at $136.1 million. We have included the financial results of U.S. Corrugated since the date of the acquisition in our Corrugated Packaging segment.

The allocation of consideration primarily included $77.8 million of customer relationship intangible assets, $110.5 million of goodwill, $30.0 million of property, plant and equipment and $55.5 million of liabilities, including deferred income taxes. We are amortizing the customer relationship intangibles over 7.5 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred taxes for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

MPS Acquisition

On June 6, 2017, we completed the MPS Acquisition in a stock purchase. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We acquired the outstanding shares of MPS for $18.00 per share in cash and the assumption of debt. We believe the acquisition will increase our annual paperboard consumption by approximately 225,000 tons. We are well underway, and we currently expect approximately 100,000 tons to be supplied by us by the first half of fiscal 2019.

In connection with the MPS Acquisition, we paid cash of $1,351.1 million, net of cash received of $47.5 million. The purchase consideration included the assumption of $929.1 million of debt and $1.9 million related to MPS equity awards that were replaced with WestRock equity awards with identical terms for the pre-acquisition service. The amount related to post-acquisition service is being expensed over the remaining service period of the awards. See “Note 20. Share-Based Compensation” for additional information on the converted awards. We have included the financial results of MPS since the date of the acquisition in our Consumer Packaging segment.

The allocation of consideration primarily included $1,026.4 million of intangible assets, $900.9 million of goodwill, $469.9 million of property, plant and equipment and $1,561.6 million of liabilities and noncontrolling interests, including debt and deferred income taxes. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force, as well as due to establishing deferred taxes for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted average life and the allocation to intangible assets recognized in the MPS Acquisition, excluding goodwill (in millions):

	Weighted Avg. Life	Amounts Recognized as of the Acquisition Date
Customer relationships	14.6	$1,008.7
Trademarks and tradenames	3.0	15.2
Photo library	10.0	2.5
Total	14.4	$1,026.4

None of the intangibles has significant residual value. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 13 to 16 years based on a straight-line basis because the amortization pattern was not reliably determinable.

Star Pizza Acquisition

On March 13, 2017, we completed the Star Pizza Acquisition. The transaction provided us with a leadership position in the fast growing small-run pizza box market and increases our vertical integration. The purchase price was $34.6 million, net of a $0.7 million working capital settlement. We have fully integrated the approximately 22,000 tons of containerboard used by Star Pizza annually. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

The purchase price allocation for the acquisition primarily included $24.8 million of customer relationship intangible assets and $2.2 million of goodwill. We are amortizing the customer relationship intangibles over 10 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. The goodwill and intangibles are amortizable for income tax purposes.

Packaging Acquisition

On January 19, 2016, we completed the Packaging Acquisition. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. The purchase price was $94.1 million, net of cash received of $1.7 million, a working capital settlement and a $3.5 million escrow receipt in the first quarter of fiscal 2017. The transaction is subject to an election under Section 338(h)(10) of the Code that increases the U.S. tax basis in the acquired U.S. entities. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. We have included the financial results of the acquired entities since the date of the acquisition in our Consumer Packaging segment.

The purchase price allocation for the acquisition primarily included $55.0 million of property, plant and equipment, $10.5 million of customer relationship intangible assets, $9.3 million of goodwill and $25.8 million of liabilities, including $1.3 million of debt. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 9 to 15 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. The goodwill and intangibles of the U.S. entities are amortizable for income tax purposes.

SP Fiber

On October 1, 2015, we completed the SP Fiber Acquisition in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48% interest in GPS. GPS is a joint venture providing steam to the Dublin mill and electricity to Georgia Power. The purchase price was $278.8 million, net of cash received of $9.2 million and a working capital settlement. In addition, we paid $36.5 million for debt owed by GPS and thereby own the majority of the debt issued by GPS.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Dublin mill has helped balance the fiber mix of our mill system, including our ability to serve the increasing demand for lighter weight containerboard, and the addition of kraft and bag paper has diversified our product offering. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We determined GPS should be consolidated as a variable interest entity under ASC 810 “Consolidation”. Our evaluation concluded that WestRock is the primary beneficiary of GPS as WestRock has both the power and benefits as defined by ASC 810. We have included the financial results of SP Fiber and GPS since the date of the acquisition in our Corrugated Packaging segment.

The purchase price allocation for the acquisition primarily included $324.8 million of property, plant and equipment, $13.5 million of customer relationship intangible assets, $57.3 million of goodwill, and $150.3 million of liabilities and noncontrolling interests, including $13.7 million of debt primarily owed by GPS to third parties. We are amortizing the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force of SP Fiber as well as due to establishing deferred taxes for the difference between the book to tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

Note 3.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $105.4 million, $196.7 million and $366.4 million for fiscal 2018, 2017 and 2016, respectively. Of these costs, $27.0 million, $86.6 million and $200.2 million were non-cash for fiscal 2018, 2017 and 2016, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, divestiture or integration vary. The restructuring and other costs exclude the Specialty Chemicals costs which are included in discontinued operations in fiscal 2016. We present our restructuring and other costs in more detail below and those charged to discontinued operations in “Note 7. Discontinued Operations”.

The following table summarizes our Restructuring and other costs for fiscal 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Restructuring	$39.5	$113.4	$294.9
Other	65.9	83.3	71.5
Restructuring and Other Costs	$105.4	$196.7	$366.4

Restructuring

Our restructuring charges are primarily associated with costs of plant closures and employee costs due to merger and acquisition-related workforce reductions. When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee-related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value when sold. At the time of each announced closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs.

Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment. Therefore, we have transferred a substantial portion of each closed plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business. In our Land and Development segment, the restructuring charges primarily consisted of severance and other employee costs associated with the accelerated monetization strategy and wind-down of operations and lease costs.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the last three fiscal years, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

	2018	2017	2016	Cumulative	Total Expected
Corrugated Packaging
Net property, plant and equipment costs	$2.8	$1.4	$184.5	$211.5	$211.5
Severance and other employee costs	1.6	3.3	17.4	42.2	42.8
Equipment and inventory relocation costs	3.1	1.9	0.3	7.1	7.1
Facility carrying costs	3.2	5.4	18.9	36.7	37.9
Other costs	(0.1)	(1.2)	9.1	19.1	19.1
Restructuring total	$10.6	$10.8	$230.2	$316.6	$318.4
Consumer Packaging
Net property, plant and equipment costs	$6.9	$28.3	$3.8	$41.6	$41.6
Severance and other employee costs	7.2	26.4	4.6	41.0	41.2
Equipment and inventory relocation costs	2.7	2.8	1.1	7.4	7.9
Facility carrying costs	1.0	0.7	0.5	3.4	4.0
Other costs (1)	2.2	20.2	—	22.9	22.9
Restructuring total	$20.0	$78.4	$10.0	$116.3	$117.6
Land and Development
Net property, plant and equipment costs	$—	$1.8	$—	$1.8	$1.8
Severance and other employee costs	0.3	2.8	10.6	13.7	13.7
Other costs	3.0	$—	$—	3.0	3.0
Restructuring total	$3.3	$4.6	$10.6	$18.5	$18.5
Corporate
Net property, plant and equipment costs	$—	$0.1	$1.2	$1.4	$1.4
Severance and other employee costs	0.8	14.8	36.9	100.6	100.6
Other costs	4.8	4.7	6.0	15.5	15.5
Restructuring total	$5.6	$19.6	$44.1	$117.5	$117.5
Total
Net property, plant and equipment costs	$9.7	$31.6	$189.5	$256.3	$256.3
Severance and other employee costs	9.9	47.3	69.5	197.5	198.3
Equipment and inventory relocation costs	5.8	4.7	1.4	14.5	15.0
Facility carrying costs	4.2	6.1	19.4	40.1	41.9
Other costs	9.9	23.7	15.1	60.5	60.5
Restructuring total	$39.5	$113.4	$294.9	$568.9	$572.0

(1)	Includes a $17.6 million impairment of a customer relationship intangible in fiscal 2017 related to an exited product line.

We have defined “Net property, plant and equipment costs” as used in this Note 3 as property, plant and equipment write-downs, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies on such assets, if any.

Other Costs

Our other costs consist of acquisition, integration and divestiture costs. We incur costs when we acquire or divest businesses. Acquisition costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees, as well as potential litigation costs associated with those activities. We incur integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. Divestiture costs consist primarily of similar professional fees. The divestiture costs in fiscal 2017 were primarily associated with costs incurred during the HH&B Sale process. We consider acquisition, integration and divestiture costs to be Corporate costs regardless of the segment or segments involved in the transaction.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our acquisition, divestiture and integration costs that we incurred during the last three fiscal years (in millions):

	2018	2017	2016
Acquisition costs	$38.2	$27.1	$8.9
Integration costs	27.4	46.4	62.1
Divestiture costs	0.3	9.8	0.5
Other total	$65.9	$83.3	$71.5

 The following table summarizes the changes in the restructuring accrual, which are primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our consolidated statements of operations for the last three fiscal years (in millions):

	2018	2017	2016
Accrual at beginning of fiscal year	$47.4	$44.8	$21.4
Accruals acquired in acquisition	—	3.5	—
Additional accruals	16.5	63.2	75.3
Payments	(29.8)	(53.3)	(51.9)
Adjustment to accruals	(1.0)	(10.8)	—
Foreign currency rate changes	(1.5)	—	—
Accrual at end of fiscal year	$31.6	$47.4	$44.8

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	2018	2017	2016
Additional accruals and adjustments to accruals (see table above)	$15.5	$52.4	$75.3
Acquisition costs	38.2	27.1	8.9
Integration costs	22.0	41.2	59.8
Divestiture costs	0.3	9.8	0.5
Net property, plant and equipment	9.7	31.6	189.5
Severance and other employee costs	1.3	3.8	11.5
Equipment and inventory relocation costs	5.8	4.7	1.4
Facility carrying costs	4.2	6.1	19.5
Other costs	8.4	20.0	—
Total restructuring and other costs, net	$105.4	$196.7	$366.4

Note 4.	Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, we participate in several MEPPs that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. The supplemental executive retirement plans provide for incremental pension benefits in excess of those offered in the Plan. The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit levels, depending upon the plan. We allocate our pension assets to several investment management firms across a variety of investment styles. Our defined benefit Investment Committee

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meets at least four times a year with our investment advisors to review each management firm’s performance and monitors its compliance with its stated goals, our investment policy and applicable regulatory requirements in the U.S., Canada, and other jurisdictions.

Investment returns vary. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. Our qualified U.S. plans employ a liability matching strategy augmented with Treasury futures to generally fully hedge against interest rate risk. After we consulted with our actuary and investment advisors, we adopted the target allocations in the table that follows for our pension plans to produce the desired performance. These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges or modify the allocations.

Target Allocations

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Equity investments	15%	15%	22%	24%
Fixed income investments	75%	70%	70%	65%
Short-term investments	1%	1%	1%	1%
Other investments	9%	14%	7%	10%
Total	100%	100%	100%	100%

Our asset allocations by asset category at September 30 were as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Equity investments	14%	13%	23%	26%
Fixed income investments	73%	73%	69%	64%
Short-term investments	3%	3%	2%	3%
Other investments	10%	11%	6%	7%
Total	100%	100%	100%	100%

We manage our retirement plans in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder (“ERISA”) as well as applicable legislation in Canada and other foreign countries. Our investment policy objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers, as well as establishing certain risk parameters within asset classes. We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to meet these objectives. In addition, our other investments support multi-strategy objectives.

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisors and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We use a September 30 measurement date. We expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2019. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for MEPPs for collective bargaining employees generally equals the contributions for these plans, excluding estimated accruals for withdrawal liabilities.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to measure the benefit plan obligations at September 30, were:

	Pension Plans
	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.50%	3.42%	4.09%	3.26%
Rate of compensation increase	3.00%	2.67%	3.00%	3.17%

We determine the discount rate with the assistance of actuaries. At September 30, 2018, the discount rate for the U.S. pension plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the non-U.S. plans was determined based on a yield curve developed by our actuary. The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2018 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the future rate of compensation increases is reviewed periodically and is based on both our internal planning projections and recent history of actual compensation increases.

We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2019, our expected rate of return used to determine net periodic benefit cost is 6.50% for our U.S. plans and 4.69% for our non-U.S. plans. Our expected rates of return in fiscal 2019 are based on an analysis of our long-term expected rate of return and our current asset allocation.

During the second quarter of fiscal 2017, our year-to-date lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and a remeasurement of the Plan as of February 28, 2017. As a result of settlement accounting, we recognized as a current period expense a pro-rata portion of the unamortized net actuarial loss, after remeasurement, and recorded a $28.7 million non-cash charge to our earnings in the second quarter of 2017. The lump sum payments were to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Lump sum and one-time severance benefits payments of $203.7 million were made out of existing assets of the Plan in the first half of fiscal 2017. The discount rate used in the plan remeasurement was 4.49%, an increase from 4.04% for the Plan at September 30, 2016. The expected long-term rate of return on plan assets was unchanged. As a result of the February 28, 2017 remeasurement, the funded status of the Plan increased by $73.2 million as compared to September 30, 2016. The increase in the funded status was primarily due to a reduction in the plan obligations due to the increase in the discount rate. In the second half of fiscal 2017, we made $ 27.1 million in lump sum payments to certain beneficiaries of the Plan, resulting in total fiscal 2017 lump sum payments of $230.8 million and a total fiscal 2017 non-cash charge to our earnings of $32.6 million.

On September 21, 2016, we used plan assets to settle $2.5 billion in pension obligations of the Plan by purchasing group annuity contracts from Prudential. This transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result of the transaction, we recorded a non-cash charge of $370.7 million pre-tax. The settlement reduced our overall U.S. pension obligations and assets by approximately 40%. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Those Plan participants not included in the transaction remain in the Plan, and responsibility for payment of the retirement benefits remains with us.

In October 2014, we entered into a master agreement with the USW that applied to substantially all of our legacy RockTenn facilities represented by the USW at that time. The agreement has a six year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing and successorship. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation and plan assets, and the plan’s funded status for the years ended September 30 (in millions):

	Pension Plans
	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation:
Benefit obligation at beginning of fiscal year	$3,941.9	$1,502.2	$4,231.7	$925.2
Service cost	36.7	8.0	38.0	7.1
Interest cost	157.7	46.9	165.2	32.6
Amendments	9.3	—	3.5	—
Actuarial gain	(186.8)	(90.3)	(149.1)	(57.6)
Plan participant contributions	—	2.5	—	1.7
Special termination benefits	—	—	12.5	—
Benefits paid	(175.3)	(82.8)	(141.4)	(65.1)
Business combinations	—	3.5	—	621.0
Curtailments	—	(0.7)	—	—
Settlements	—	(5.5)	(229.3)	(0.4)
Foreign currency rate changes	—	(43.6)	—	65.1
Other adjustments	—	—	10.8	—
Business divestitures	—	—	—	(27.4)
Benefit obligation at end of fiscal year	$3,783.5	$1,340.2	$3,941.9	$1,502.2

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$4,107.9	$1,414.7	$4,301.5	$774.1
Actual (loss) gain on plan assets	(24.9)	39.9	104.2	2.4
Employer contributions	13.5	24.2	15.3	19.2
Plan participant contributions	—	2.5	—	1.7
Benefits paid	(175.3)	(82.8)	(141.4)	(65.1)
Business combinations	—	0.7	—	622.1
Settlements	—	(5.5)	(229.3)	(0.4)
Business divestitures	—	—	—	(0.7)
Foreign currency rate changes	—	(43.5)	—	61.4
Other adjustments	—	—	57.6	—
Fair value of plan assets at end of fiscal year	$3,921.2	$1,350.2	$4,107.9	$1,414.7
Funded status	$137.7	$10.0	$166.0	$(87.5)

Amounts recognized in the consolidated balance sheet:
Non-current assets	$305.7	$114.3	$340.4	$27.6
Other current liability	(10.1)	(0.9)	(9.3)	(0.8)
Accrued pension and other long-term benefits	(157.9)	(103.4)	(165.1)	(114.3)
Over (under) funded status at end of fiscal year	$137.7	$10.0	$166.0	$(87.5)

Although the U.S. pension plans were in a net over funded position at September 30, 2018, certain U.S. plans have benefit obligations in excess of plan assets. These plans, that consist primarily of non-qualified plans, have aggregate projected benefit obligations of $197.0 million, aggregate accumulated benefit obligations of $195.3 million, and aggregate fair value of plan assets of $29.5 million at September 30, 2018.

The accumulated benefit obligation of U.S. and non-U.S. pension plans was $5,081.3 million and $5,390.7 million at September 30, 2018 and 2017, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost, including noncontrolling interest, consist of (in millions):

	Pension Plans
	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$631.2	$105.6	$547.3	$173.9
Prior service cost	32.3	0.3	27.6	0.4
Total accumulated other comprehensive loss	$663.5	$105.9	$574.9	$174.3

The pre-tax amounts recognized in other comprehensive (income) loss, including noncontrolling interest, are as follows at September 30 (in millions):

	Pension Plans
	2018	2017	2016
Net actuarial loss (gain) arising during period	$38.7	$(48.8)	$355.4
Amortization and settlement recognition of net actuarial loss	(20.6)	(57.7)	(381.6)
Prior service cost arising during period	9.3	3.4	1.5
Amortization of prior service cost	(4.7)	(4.1)	(3.9)
Net other comprehensive loss (income) recognized	$22.7	$(107.2)	$(28.6)

The net periodic pension cost recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Pension Plans
	2018	2017	2016
Service cost	$44.8	$45.1	$51.4
Interest cost	204.6	197.8	310.3
Expected return on plan assets	(328.4)	(313.1)	(412.3)
Amortization of net actuarial loss	21.2	25.4	11.0
Amortization of prior service cost	4.7	4.1	3.9
Curtailment gain	(0.6)	—	(1.6)
Settlement (gain) loss	(0.5)	32.7	370.7
Special termination benefits	—	12.5	18.4
Company defined benefit plan (income) expense	(54.2)	4.5	351.8
Multiemployer and other plans	1.4	4.7	5.8
Net pension (income) cost	$(52.8)	$9.2	$357.6

The Multiemployer and other plans line in the table above excludes the estimated withdrawal liabilities recorded in fiscal 2018. For additional information, see “Note 4. Retirement Plans — Multiemployer Plans”. The fiscal 2017 and 2016 special termination benefits were recorded to restructuring in connection with the Combination, and are excluded from the calculation of pension funding more than expense.

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans
	2018		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.09%	3.26%	4.30%	3.08%	4.70%	3.89%
Rate of compensation increase	3.00%	2.65%	3.00%	3.09%	2.50%	3.10%
Expected long-term rate of return on plan assets	6.50%	4.98%	6.50%	6.03%	5.88%	6.34%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2018, 2017 and 2016, for our U.S. pension and postretirement plans, we considered the mortality tables from the Society of Actuaries and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, we utilized the base RP-2014 mortality tables with a gender and job classification specific increase, and applied an improvement scale with generational improvements that is generally based on Social Security Administration analysis and assumptions. The increases for fiscal 2018 were 10% for white collar males, 14% for blue collar males, 11% for white collar females, and 10% for blue collar females. The increases for fiscal 2017 were 9% for white collar males, 12% for blue collar males, 11% for white collar females, and 9% for blue collar females. The increases for fiscal 2016 were 6% for white collar males, 10% for blue collar males, 12% for white collar females, and 19% for blue collar females. In fiscal 2018, 2017 and 2016 our Canadian pension and postretirement plans utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience and applied Canadian Pensioner’s Mortality Improvement Scale B with generational improvements.

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2019 are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Actuarial loss	$22.7	$5.3
Prior service cost	5.2	0.1
Total	$27.9	$5.4

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2019	$209.1	$80.1
Fiscal 2020	$218.6	$80.9
Fiscal 2021	$223.0	$79.8
Fiscal 2022	$231.7	$80.0
Fiscal 2023	$218.5	$80.2
Fiscal Years 2024 – 2028	$1,168.9	$398.9

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2018 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. equities (1)	$165.5	$165.5	$—
Non-U.S. equities (1)	8.2	8.2	—
Fixed income securities:
U.S. government securities (2)	435.8	—	435.8
Non-U.S. government securities (3)	127.5	—	127.5
U.S. corporate bonds (3)	1,493.6	108.4	1,385.2
Non-U.S. corporate bonds (3)	380.8	49.3	331.5
Other fixed income (4)	319.4	—	319.4
Short-term investments (5)	149.0	149.0	—
Benefit plan assets measured in the fair value hierarchy	$3,079.8	$480.4	$2,599.4
Assets measured at NAV (6)	2,191.6
Total benefit plan assets	$5,271.4

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2017 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. equities (1)	$136.7	$136.6	$0.1
Non-U.S. equities (1)	40.0	40.0	—
Fixed income securities:
U.S. government securities (2)	452.0	—	452.0
Non-U.S. government securities (3)	130.0	—	130.0
U.S. corporate bonds (3)	1,515.4	92.3	1,423.1
Non-U.S. corporate bonds (3)	373.7	51.1	322.6
Mortgage-backed securities (3)	0.1	—	0.1
Other fixed income (4)	311.4	—	311.4
Short-term investments (5)	184.6	184.6	—
Benefit plan assets measured in the fair value hierarchy	$3,143.9	$504.6	$2,639.3
Assets measured at NAV (6)	2,378.7
Total benefit plan assets	$5,522.6

(1)

Equity securities are comprised of the following investment types: (i) common stock, (ii) preferred stock and (iii) equity exchange traded funds. Level 1 investments in common and preferred stocks and exchange traded funds are valued using quoted market prices multiplied by the number of shares owned.

(2)	U.S. government securities include treasury and agency debt. These investments are valued using broker quotes in an active market.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)

The level 1 non-U.S. government securities investment is an exchange traded fund valued using quoted market prices. The level 1 U.S. corporate bonds category is primarily comprised of U.S. dollar denominated investment grade securities and valued using quoted market prices. Level 2 investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data.

(4)

Other fixed income is comprised of municipal and asset-backed securities. Investments are valued utilizing a market approach that includes various valuation techniques and sources, such as broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads and/or other applicable reference data.

(5)	Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in interest-bearing accounts.
(6)	Investments that are measured at net asset value (“NAV”) (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

The following table summarizes assets measured at fair value based on NAV per share as a practical expedient as of September 30, 2018 and 2017 (in millions):

	Fair value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
September 30, 2018
Hedge funds (1)	$47.9	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,092.9	Monthly	Up to 60 days	75.3
Fixed income and fixed income related instruments (3)	1,050.8	Monthly	Up to 10 days	—
	$2,191.6			$75.3
September 30, 2017
Hedge funds (1)	$64.2	Quarterly	Up to 91 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,207.6	Monthly	Up to 60 days	98.8
Fixed income and fixed income related instruments (3)	1,106.9	Monthly	Up to 10 days	—
	$2,378.7			$98.8

(1)

Hedge fund investments are primarily made through shares of limited partnerships or similar structures. Hedge funds are typically valued monthly by third-party administrators that have been appointed by the funds’ general partners. Hedge funds have been valued using NAV as a practical expedient.

(2)

Commingled fund investments are valued at the net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. Commingled funds have been valued using NAV as a practical expedient.

(3)

Fixed income and fixed income related instruments consist of commingled debt funds, which are valued at their net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. Commingled debt funds have been valued using NAV as a practical expedient.

We maintain holdings in certain private equity partnerships and private real estate investments for which a liquid secondary market does not exist. The private equity partnerships are commingled investments. Valuation techniques, such as discounted cash flow and market based comparable analyses, are used to determine fair value of the private equity investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate used to calculate present value. Unobservable inputs used for the market-based comparisons technique include earnings before interest, taxes, depreciation and amortization multiples in other comparable third-party transactions, price to earnings ratios, liquidity, current operating results, as

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as input from general partners and other pertinent information. Private equity investments have been valued using NAV as a practical expedient.

Private real estate investments are commingled investments. Valuation techniques, such as discounted cash flow and market based comparable analyses, are used to determine fair value of the private equity investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate used to calculate present value. Unobservable inputs used for the market-based comparison technique include a combination of third party appraisals, replacement cost, and comparable market prices. Private real estate investments have been valued using NAV as a practical expedient.

Equity-related investments are hedged equity investments in a commingled fund that consist primarily of equity indexed investments which are hedged by options and also hold collateral in the form of short term treasury securities. Equity related investments have been valued using NAV as a practical expedient.

Postretirement Plans

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

The weighted average assumptions used to measure the benefit plan obligations at September 30 were:

	Postretirement plans
	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.50%	6.61%	4.09%	6.51%
Rate of compensation increase	N/A	N/A	N/A	7.37%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation and plan assets, and the plan’s funded status for the fiscal years ended September 30 (in millions):

	Postretirement Plans
	2018		2017
Change in projected benefit obligation:	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Benefit obligation at beginning of fiscal year	$98.1	$68.1	$90.7	$62.6
Service cost	0.7	0.8	0.1	0.8
Interest cost	3.9	4.0	3.3	4.1
Amendments	(1.4)	—	(3.4)	(1.0)
Actuarial (gain) loss	(2.5)	(5.2)	14.1	0.4
Benefits paid	(7.8)	(2.6)	(8.0)	(2.7)
Business combinations	—	—	1.3	2.0
Business divestitures	—	—	—	(0.4)
Curtailments	—	(2.1)	—	(0.3)
Foreign currency rate changes	—	(7.5)	—	2.6
Benefit obligation at end of fiscal year	$91.0	$55.5	$98.1	$68.1

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$—	$—	$—	$—
Employer contributions	7.8	2.6	8.0	2.7
Plan participant contributions	—	—	—	—
Benefits paid	(7.8)	(2.6)	(8.0)	(2.7)
Fair value of plan assets at end of fiscal year	$—	$—	$—	$—
Funded Status	$(91.0)	$(55.5)	$(98.1)	$(68.1)

Amounts recognized in the consolidated balance sheet:
Other current liability	$(8.8)	$(2.9)	$(9.8)	$(3.0)
Accrued postretirement and other long-term benefits	(82.2)	(52.6)	(88.3)	(65.1)
Under funded status at end of fiscal year	$(91.0)	$(55.5)	$(98.1)	$(68.1)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic postretirement cost, including noncontrolling interest, consist of (in millions):

	Postretirement Plans
	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial (gain) loss	$(11.2)	$(3.8)	$(9.1)	$4.2
Prior service credit	(11.3)	(1.0)	(13.9)	(1.4)
Total accumulated other comprehensive (income) loss	$(22.5)	$(4.8)	$(23.0)	$2.8

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts recognized in other comprehensive (income) loss, including noncontrolling interest, are as follows at September 30 (in millions):

	Postretirement Plans
	2018	2017	2016
Net actuarial (gain) loss arising during period	$(9.7)	$14.7	$(1.4)
Amortization and settlement recognition of net actuarial (loss) gain	(0.3)	1.3	1.9
Prior service credit arising during period	(1.5)	(4.4)	(3.8)
Amortization or curtailment recognition of prior service credit	4.4	4.5	2.1
Net other comprehensive (income) loss recognized	$(7.1)	$16.1	$(1.2)

The net periodic postretirement cost recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Postretirement Plans
	2018	2017	2016
Service cost	$1.5	$0.9	$2.3
Interest cost	7.9	7.4	8.1
Amortization of net actuarial loss (gain)	0.3	(1.3)	(2.0)
Amortization of prior service credit	(4.4)	(4.5)	(2.1)
Curtailment gain	(0.1)	(0.3)	—
Net postretirement cost	$5.2	$2.2	$6.3

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) are as follows at September 30, 2018:

U.S. Plans
Health care cost trend rate assumed for next year	6.03%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.43%
Year the rate reaches the ultimate trend rate	2037

Non-U.S. Plans
Health care cost trend rate assumed for next year	5.51%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.51%
Year the rate reaches the ultimate trend rate	2018

As of September 30, 2018, the effect of a 1% change in the assumed health care cost trend rate would increase the APBO by approximately $7 million or decrease the APBO by approximately $6 million, and would increase the annual net periodic postretirement benefit cost for fiscal 2018 by $0 million or decrease the annual net periodic postretirement benefit cost for fiscal 2018 by approximately $1 million.

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Postretirement Plans
	2018		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.09%	6.51%	4.04%	6.64%	4.70%	6.84%
Rate of compensation increase	N/A	7.37%	N/A	3.14%	N/A	3.10%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated gains that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2019 are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Actuarial gain	$(1.1)	$(0.4)
Prior service credit	(2.6)	(0.2)
Total	$(3.7)	$(0.6)

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2019	$9.3	$2.9
Fiscal 2020	$8.2	$3.0
Fiscal 2021	$7.8	$3.1
Fiscal 2022	$7.4	$3.2
Fiscal 2023	$7.1	$3.3
Fiscal Years 2024 – 2028	$31.4	$19.1

Multiemployer Plans

We participate in several MEPPs that provide retirement benefits to certain union employees in accordance with various CBAs. The risks of participating in MEPPs are different from the risks of participating in single-employer pension plans. These risks include:

•	assets contributed to a MEPP by one employer are used to provide benefits to employees of all participating employers,
•	if a participating employer withdraws from a MEPP, the unfunded obligations of the MEPP allocable to such withdrawing employer may be borne by the remaining participating employers, and
•

if we withdraw from a MEPP, we may be required to pay that plan an amount based on our allocable share of the unfunded vested benefits of the plan, referred to as a withdrawal liability, as well as a share of the MEPP’s accumulated funding deficiency.

Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of a MEPP and legal requirements, such as those set forth in the Pension Act, which requires substantially underfunded MEPPs to implement a FIP or a RP to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. We believe that certain of the MEPPs in which we participate or have participated, including the PIUMPF, have material unfunded vested benefits. The Pension Act established three categories, or “zones”, for the funded status of plans. Among other factors, plans in the green zone are at least 80% funded and are designated as healthy, plans in the yellow zone are greater than 65% but less than 80% funded and are designated as endangered and plans in the red zone are generally less than 65% funded and are designated as critical or critical and declining. Each plan’s actuary must certify the plan status annually. Several of the MEPPs in which we participate or have participated, including PIUMPF, have been certified in the red zone for critical and declining. Our share of the contributions in PIUMPF have exceeded 5% of total plan contributions in recent plan years.

A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to, an increase in our contribution rate from that provided in the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees. In addition, the Pension Act requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is certified in the red zone and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP. On January 1, 2016, the surcharge we paid for PIUMPF increased from 10% to 15%.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we submitted formal notification to withdraw from PIUMPF and recorded an estimated withdrawal liability of $180.0 million. The estimated withdrawal liability assumes payment over 20 years, discounted at a credit adjusted risk-free rate of 3.83%. We expect PIUMPF’s demand related to the withdrawal to include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. We reserve the right to challenge any portion of the demand, including any portion related to the accumulated funding deficiency. The estimated withdrawal liability noted above excludes the potential impact of a future mass withdrawal of other employers from PIUMPF, which is not considered probable or reasonably estimable at this time. Due to the absence of specific information regarding matters such as PIUMPF’s current financial situation, our estimate is subject to revision. In addition, in fiscal 2018, we submitted formal notification to withdraw from Central States and recorded an estimated withdrawal liability of $4.2 million on a discounted basis. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

At September 30, 2018 and September 30, 2017, we had withdrawal liabilities recorded of $247.8 million and $60.1 million, respectively. In addition to the contributions presented in the table below, for fiscal 2018, 2017 and 2016 we accrued $6.0 million, $1.9 million and $2.1 million, respectively, related to withdrawal liabilities. The impact of future withdrawal liabilities, future funding obligations or increased contributions may be material to our results of operations, cash flows and financial condition and the trading price of our Common Stock.

Approximately 43% of our employees are covered by CBAs or similar agreements, of which approximately 8% are covered by CBAs or similar agreements that have expired and another 6% are covered by CBAs or similar agreements that expire within one year.

The following table lists our participation in our multiemployer and other plans that are individually significant for the years ended September 30 (in millions):

Pension Fund	EIN / Pension Plan Number	Pension Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (1)			Surcharge imposed?	Expiration CBA
		2018	2017		2018	2017	2016
U.S. Multiemployer plans:
Pace Industry Union- Management Pension Fund (2)	11-6166763 / 001	Red	Red	Implemented	$0.9	$3.5	$3.3	Yes	9/30/20 to 6/25/23
Other Funds (3)					0.5	1.6	1.2
Total Contributions:					$1.4	$5.1	$4.5

(1)	Contributions represent the amounts contributed to the plan during the fiscal year.
(2)

Our contributions for fiscal 2017 and 2016 exceeded 5% of total plan contributions. Although the plan data for fiscal 2018 is not yet available, we do not expect to continue to exceed 5% of total plan contributions due to our submission of notification to withdraw from PIUMPF.

(3)	Two additional MEPPs in which we participate have been certified as critical and declining.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover certain of our U.S., Canadian and other non-U.S. salaried union and nonunion hourly employees, generally subject to an initial waiting period. The 401(k) and other defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code or the taxing authority in the jurisdiction in which they operate. Due primarily to acquisitions, CBAs and other non-U.S. defined contribution programs, we have plans with varied terms. At September 30, 2018, our contributions may be up to 7.5% for U.S. salaried and non-union hourly employees, consisting of a match of up to 5% and an automatic employer contribution of 2.5%. Certain other employees who receive accruals under a defined benefit pension plan, certain employees covered by CBAs and non-U.S. defined contribution programs receive generally up to a 3.0% to 4.0% contribution to their 401(k) plan or defined contribution plan. During fiscal 2018, 2017 and 2016, we recorded expense of $113.7 million, $104.1 million and $86.5 million, respectively, related to matching contributions to the 401(k) plans and other defined contribution plans, including the automatic employer contribution.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Retirement Plans

We have Supplemental Plans that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Participants’ accounts are credited with investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. At September 30, 2018, the Supplemental Plans had assets totaling $174.2 million that are recorded at market value, and liabilities of $178.1 million. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. The amount of expense we recorded for the current fiscal year and the preceding two fiscal years was not significant.

Note 5.	Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended September 30,
	2018	2017	2016
United States	$736.7	$481.9	$(25.1)
Foreign	298.1	375.7	269.7
Income from continuing operations before income taxes	$1,034.8	$857.6	$244.6

The loss from continuing operations in the U.S. in fiscal 2016 was primarily the result of the pension risk transfer expense and restructuring charges. See “Note 4. Retirement Plans” and “Note 3. Restructuring and Other Costs”.

Impacts of the Tax Act

On December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense and (vi) expanded limitations on executive compensation.

U.S. Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to finalize the calculations for certain income tax effects of the Tax Act. Under SAB 118, we have made reasonable estimates and recorded provisional amounts as described below.

The key impacts of the Tax Act on our financial statements for fiscal 2018 were the remeasurement of deferred tax balances to the new corporate tax rate and the accrual for the one-time transition tax liability. We recorded provisional amounts of the effects of the Tax Act.

In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740, “Income Taxes” required the remeasurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. The remeasurement of our deferred tax balances resulted in a provisional net reduction in deferred liabilities of $1,215.9 million in fiscal 2018.

Additionally, in fiscal 2018, we made a reasonable estimate for the amount of the one-time transition tax. The one-time transition tax is based on our total post-1986 foreign earnings and profits that were previously deferred from U.S. income tax. The applicable tax rate is based on the amount of those post-1986 earnings that is held in cash and other specified assets. We recorded a provisional one-time transition tax liability of $95.4 million or $87.1 million net of the release of a previously recorded outside basis difference.

To date, we have been unable to determine a reasonable estimate of the tax liability, if any, under the Tax Act for our remaining outside basis difference or evaluate how the Tax Act will affect our existing accounting position to

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indefinitely reinvest unremitted foreign earnings. We will continue to apply our existing accounting under ASC 740 for this matter and finalize it in fiscal 2019.

Our accounting for the income tax effects of the Tax Act will be completed during the measurement period allowed under SAB 118. We will record any necessary adjustments in the period such adjustments are identified.  The final determination of the Tax Act will be made based on a variety of factors, among others, (i) further guidance from the U.S. Department of Treasury and from Securities Commission or FASB related to the Tax Act, (ii) management’s further assessment of the Tax Act and related regulatory guidance, and (iii) and changes to estimates made to calculate our existing temporary differences.

As part of the enacted Tax Act, Global Intangible Low Taxed Income (“GILTI”) provisions were introduced that would impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Guidance released by the FASB indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The GILTI provisions will not take effect for WestRock until the fiscal year ending September 30, 2019, and the Company has provisionally elected to treat any potential GILTI inclusions as a period cost during the year incurred.

Income tax expense (benefit) from continuing operations consists of the following components (in millions):

	Year Ended September 30,
	2018	2017	2016
Current income taxes:
Federal	$83.0	$80.8	$98.3
State	26.8	3.3	12.8
Foreign	86.6	95.3	87.0
Total current expense	196.4	179.4	198.1
Deferred income taxes:
Federal	(1,108.6)	15.2	(131.5)
State	53.2	(22.8)	6.9
Foreign	(15.5)	(12.8)	16.3
Total deferred (benefit) expense	(1,070.9)	(20.4)	(108.3)
Total income tax (benefit) expense	$(874.5)	$159.0	$89.8

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	Year Ended September 30,
	2018	2017	2016
Statutory federal tax rate	24.5%	35.0%	35.0%
Foreign rate differential	0.6	(4.9)	(5.5)
Adjustment and resolution of federal, state and foreign tax uncertainties	0.9	(0.3)	0.2
State taxes, net of federal benefit	4.3	3.3	4.9
Tax Act (1)	(109.1)	—	—
Excess tax benefit related to stock compensation	(0.8)	—	—
Research and development and other tax credits, net of valuation allowances and reserves	(0.5)	(0.8)	(6.1)
Income attributable to noncontrolling interest	(0.1)	0.4	0.8
Domestic manufacturer’s deduction	(1.8)	(2.0)	(4.4)
Sale of HH&B	—	(5.0)	—
U.S. legal entity restructuring	—	(3.3)	—
Change in valuation allowance	(1.8)	(3.3)	6.3
Nondeductible transaction costs	—	1.0	0.4
Contribution of assets to Grupo Gondi joint venture	—	—	3.4
Nontaxable increased cash surrender value	(0.8)	(1.5)	(4.6)
Withholding taxes	0.5	0.4	2.0
Brazilian net worth deduction	(0.9)	(0.8)	(2.0)
Other, net	0.5	0.3	6.3
Effective tax rate	(84.5)%	18.5%	36.7%

(1)

The primary components are a $1,215.9 million benefit from the remeasurement of our net U.S. deferred tax liability and a one-time transition tax liability of $95.4 million or $87.1 million net of the release of a previously recorded outside basis difference.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2018	2017
Deferred income tax assets:
Accruals and allowances	$22.1	$40.6
Employee related accruals and allowances	213.2	265.1
State net operating loss carryforwards	78.4	70.6
State credit carryforwards, net of federal benefit	64.8	54.4
U.S. and foreign tax credit carryforwards	14.7	135.9
Federal and foreign net operating loss carryforwards	188.7	204.1
Restricted stock and options	46.7	81.0
Other	45.3	32.8
Total	673.9	884.5
Deferred income tax liabilities:
Property, plant and equipment	1,509.7	2,154.1
Deductible intangibles and goodwill	698.1	1,091.4
Inventory reserves	168.6	236.1
Deferred gain	258.8	405.2
Pension obligations	60.1	90.8
Basis difference in joint ventures	35.5	57.1
Other	—	8.3
Total	2,730.8	4,043.0
Valuation allowances	229.4	219.1
Net deferred income tax liability	$2,286.3	$3,377.6

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2018	2017
Long-term deferred tax asset (1)	$35.2	$32.6
Long-term deferred tax liability	2,321.5	3,410.2
Net deferred income tax liability	$2,286.3	$3,377.6

(1)	The long-term deferred tax asset is presented in Other assets on the consolidated balance sheets.

At September 30, 2018 and September 30, 2017, we had gross federal net operating losses of approximately $13.3 million and $61.2 million, respectively. These loss carryforwards generally expire between fiscal 2031 and 2038.

At September 30, 2018 and September 30, 2017, we had alternative minimum tax credits of $14.7 million and $132.2 million, respectively. Under current tax law, the alternative minimum tax credit carryforwards become refundable tax credits in future years. We had no research and development tax credits and general business credits outstanding, respectively, at September 30, 2018.

At September 30, 2018 and September 30, 2017, we had gross state and local net operating losses, of approximately $1,676 million and $1,885 million, respectively. These loss carryforwards generally expire between fiscal 2020 and 2038. The tax effected values of these net operating losses are $78.4 million and $70.6 million at September 30, 2018 and 2017, respectively, exclusive of valuation allowances of $7.8 million and $15.9 million at September 30, 2018 and 2017, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2018 and September 30, 2017, gross net operating losses for foreign reporting purposes of approximately $698.4 million and $ 673.7 million, respectively, were available for carryforward. A majority of these loss carryforwards generally expire between fiscal 2020 and 2038, while a portion have an indefinite carryforward. The tax effected values of these net operating losses are $185.8 million and $182.6 million at September 30, 2018 and 2017, respectively, exclusive of valuation allowances of $161.5 million and $149.6 million at September 30, 2018 and 2017, respectively.

At September 30, 2018 and 2017, we had state tax credit carryforwards of $64.8 million and $54.4 million, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $56.1 million and $47.3 million at September 30, 2018 and 2017, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Balance at beginning of fiscal year	$219.1	$177.2	$100.2
Increases	50.8	54.3	24.8
Allowances related to purchase accounting (1)	0.1	12.4	63.0
Reductions	(40.6)	(24.8)	(10.8)
Balance at end of fiscal year	$229.4	$219.1	$177.2

(1)	Amounts in fiscal 2018 and 2017 relate to the MPS Acquisition. Adjustments in fiscal 2016 relate to the Combination and the SP Fiber Acquisition.

Consistent with prior years, we consider a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. However, we consider the unremitted earnings and all other outside basis differences from all other foreign subsidiaries to be indefinitely reinvested. Accordingly, we have not provided for any taxes that would be due.

As of September 30, 2018, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1.5 billion. The components of the outside basis difference are comprised of purchase accounting adjustments, undistributed earnings, and equity components. Except for the portion of our earnings from certain foreign subsidiaries where we provided for taxes, we have not provided for any taxes that would be due upon the reversal of the outside basis differences. However, in the event of a distribution in the form of dividends or dispositions of the subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of September 30, 2018, the determination of the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the Transition Tax and additional outside basis differences is not practicable.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2018	2017	2016
Balance at beginning of fiscal year	$148.9	$166.8	$106.6
Additions related to purchase accounting (1)	3.4	7.7	16.5
Additions for tax positions taken in current year	3.1	5.0	30.3
Additions for tax positions taken in prior fiscal years	18.0	15.2	20.6
Reductions for tax positions taken in prior fiscal years	(5.3)	(25.6)	(9.7)
Reductions due to settlement (2)	(29.4)	(14.1)	(1.3)
(Reductions) additions for currency translation adjustments	(9.6)	2.0	7.0
Reductions as a result of a lapse of the applicable statute of limitations	(2.0)	(8.1)	(3.2)
Balance at end of fiscal year	$127.1	$148.9	$166.8

(1)	Amounts in fiscal 2018 and 2017 relate to the MPS Acquisition. Adjustments in fiscal 2016 relate to the Combination and the SP Fiber Acquisition.

(2)

Amounts in fiscal 2018 relate to the settlement of state audit examinations and federal and state amended returns filed related to affirmative adjustments for which a there was a reserve. Amounts in fiscal 2017 relate to the settlement of federal and state audit examinations with taxing authorities.

As of September 30, 2018 and 2017, the total amount of unrecognized tax benefits was approximately $127.1 million and $148.9 million, respectively, exclusive of interest and penalties. Of these balances, as of September 30, 2018 and 2017, if we were to prevail on all unrecognized tax benefits recorded, approximately $108.7 million and $138.0 million, respectively, would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. As of September 30, 2018, we had liabilities of $70.4 million related to estimated interest and penalties for unrecognized tax benefits. As of September 30, 2017, we had liabilities of $81.7 million, net of indirect benefits, related to estimated interest and penalties for unrecognized tax benefits. Our results of operations for the fiscal year ended September 30, 2018, 2017 and 2016 include expense of $5.8 million, $7.4 million and $2.9 million, respectively, net of indirect benefits, related to estimated interest and penalties with respect to the liability for unrecognized tax benefits. As of September 30, 2018, it is reasonably possible that our unrecognized tax benefits will decrease by up to $5.5 million in the next twelve months due to expiration of various statues of limitations and settlement of issues.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to fiscal 2015 and fiscal 2008, respectively. We are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2011, except for Brazil for which we are not subject to tax examinations for years prior to 2005. While we believe our tax positions are appropriate, they are subject to audit or other modifications and there can be no assurance that any modifications will not materially and adversely affect our results of operations, financial condition or cash flows.

Note 6.	Segment Information

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. Following the Combination and until the completion of the Separation, our financial results of operations had a fourth reportable segment, Specialty Chemicals. Prior to the HH&B Sale, our Consumer Packaging segment included HH&B. Certain income and expenses are not allocated to our segments and, thus, the information that management

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

Some of our operations included in the segments are located in locations such as Canada, Mexico, South America, Europe, Asia and Australia. The table below reflects financial data of our foreign operations for each of the past three fiscal years, some of which were transacted in U.S. dollars (in millions, except percentages):

	Years Ended September 30,
	2018	2017	2016
Foreign net sales to unaffiliated customers	$3,236.7	$2,621.2	$2,426.6
Foreign segment income	$360.7	$260.1	$226.1
Foreign long-lived assets	$1,400.2	$1,558.3	$1,341.5

Foreign operations as a percent of consolidated operations:
Foreign net sales to unaffiliated customers	19.9%	17.6%	17.1%
Foreign segment income	21.4%	21.8%	18.4%
Foreign long-lived assets	15.4%	17.1%	14.4%

We evaluate performance and allocate resources based, in part, on profit from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income of unconsolidated entities in segment income, as well as our investments in unconsolidated entities in segment identifiable assets. Equity in income of unconsolidated entities is not material and we disclose our investments in unconsolidated entities below. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2018	2017	2016
Net sales (aggregate):
Corrugated Packaging	$9,103.4	$8,408.3	$7,868.5
Consumer Packaging	7,291.4	6,452.5	6,388.1
Land and Development	142.4	243.8	119.8
Total	$16,537.2	$15,104.6	$14,376.4
Less net sales (intersegment):
Corrugated Packaging	$161.6	$155.8	$136.2
Consumer Packaging	90.5	89.1	68.4
Total	$252.1	$244.9	$204.6
Net sales (unaffiliated customers):
Corrugated Packaging	$8,941.8	$8,252.5	$7,732.3
Consumer Packaging	7,200.9	6,363.4	6,319.7
Land and Development	142.4	243.8	119.8
Total	$16,285.1	$14,859.7	$14,171.8
Segment income:
Corrugated Packaging	$1,207.9	$753.9	$739.9
Consumer Packaging	454.6	425.8	481.7
Land and Development	22.5	13.8	4.6
Segment income	1,685.0	1,193.5	1,226.2
Multiemployer pension withdrawals	(184.2)	—	—
Pension risk transfer expense	—	—	(370.7)
Pension lump sum settlement	—	(32.6)	—
Land and Development impairments	(31.9)	(46.7)	—
Restructuring and other costs	(105.4)	(196.7)	(366.4)
Non-allocated expenses	(47.5)	(43.5)	(49.1)
Interest expense, net	(293.8)	(222.5)	(212.5)
Gain on extinguishment of debt	(0.1)	1.8	2.7
Other income, net	12.7	11.5	14.4
Gain on sale of HH&B	—	192.8	—
Income from continuing operations before income taxes	$1,034.8	$857.6	$244.6

Segment income in fiscal 2018, 2017 and 2016 was reduced by $1.0 million, $26.5 million and $8.1 million, respectively, of expense for inventory stepped-up in purchase accounting, net of related LIFO impact. Corrugated Packaging segment income in fiscal 2018 was reduced by $1.0 million. Corrugated Packaging segment income and Consumer Packaging segment income in fiscal 2017 were reduced by $1.4 million and $25.1 million, respectively. The Corrugated Packaging segment income and Consumer Packaging segment income in fiscal 2016 were reduced by $3.4 million and $4.7 million, respectively.

In fiscal 2019, we plan to operate our recycling operations primarily as a procurement function, shifting its focus to the procurement of low cost, high quality fiber for our mill system. As a result, we will no longer record recycling sales.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2018	2017	2016
Identifiable assets:
Corrugated Packaging	$10,678.5	$10,537.7	$10,046.0
Consumer Packaging	11,902.2	11,877.8	10,122.5
Land and Development	49.1	89.8	460.6
Assets held for sale	59.5	173.6	52.3
Corporate	2,671.2	2,410.1	2,356.8
Total	$25,360.5	$25,089.0	$23,038.2

Goodwill:
Corrugated Packaging	$1,890.9	$1,865.7	$1,722.5
Consumer Packaging	3,686.7	3,662.6	3,055.6
Total	$5,577.6	$5,528.3	$4,778.1

Depreciation and amortization:
Corrugated Packaging	$676.8	$597.9	$576.2
Consumer Packaging	569.3	508.2	498.9
Land and Development	0.7	0.7	1.4
Discontinued operations	—	—	57.2
Corporate	5.4	5.3	8.2
Total	$1,252.2	$1,112.1	$1,141.9

Capital expenditures:
Corrugated Packaging	$647.8	$492.1	$490.1
Consumer Packaging	317.8	265.8	244.9
Discontinued operations	—	—	45.2
Corporate	34.3	20.7	16.5
Total	$999.9	$778.6	$796.7

Investment in unconsolidated entities:
Corrugated Packaging	$435.7	$321.1	$281.2
Consumer Packaging	21.7	24.7	22.2
Land and Development	—	14.4	28.6
Corporate	0.4	0.4	(3.1)
Total	$457.8	$360.6	$328.9

The Corrugated Packaging segment’s investment in unconsolidated entities primarily relate to the Grupo Gondi investment. The Corporate investment in unconsolidated entities in fiscal 2016 primarily represented an entity that had losses that were guaranteed equally by the partners; this subsidiary has since been sold. The investment in Grupo Gondi that is included in the Corrugated Packaging segment’s investment in unconsolidated entities in fiscal 2018 and 2017 exceeds our proportionate share of the underlying equity in net assets by approximately $133.9 million and $76.2 million, respectively. Approximately $62.1 million and $59.2 million remains amortizable to expense in equity in income of unconsolidated entities over the estimated life of the underlying assets ranging from 10 to 15 years beginning with our investment in fiscal 2016. See “Note 2. Mergers, Acquisitions and Investment” for information regarding changes in our equity participation in the Grupo Gondi joint venture.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2018, 2017 and 2016 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Total
Balance as of October 1, 2015
Goodwill	$1,667.5	$3,022.4	$4,689.9
Accumulated impairment losses	—	(42.8)	(42.8)
	1,667.5	2,979.6	4,647.1
Goodwill acquired	52.4	8.0	60.4
Goodwill disposed of	(24.0)	—	(24.0)
Purchase price allocation adjustments	(4.9)	67.6	62.7
Translation adjustments	31.5	0.4	31.9
Balance as of September 30, 2016
Goodwill	1,722.5	3,098.4	4,820.9
Accumulated impairment losses	—	(42.8)	(42.8)
	1,722.5	3,055.6	4,778.1
Goodwill acquired	137.6	907.8	1,045.4
Goodwill disposed of	—	(329.6)	(329.6)
Purchase price allocation adjustments	(1.2)	9.3	8.1
Translation adjustments	6.8	19.5	26.3
Balance as of September 30, 2017
Goodwill	1,865.7	3,705.4	5,571.1
Accumulated impairment losses	—	(42.8)	(42.8)
	1,865.7	3,662.6	5,528.3
Goodwill acquired	65.4	23.8	89.2
Goodwill disposed of	(4.2)	—	(4.2)
Purchase price allocation adjustments	2.3	18.4	20.7
Translation adjustments	(38.3)	(18.1)	(56.4)
Balance as of September 30, 2018
Goodwill	1,890.9	3,729.5	5,620.4
Accumulated impairment losses	—	(42.8)	(42.8)
	$1,890.9	$3,686.7	$5,577.6

The goodwill acquired in fiscal 2018 primarily related to the Plymouth Packaging Acquisition in the Corrugated Packaging segment and the Schlüter Acquisition in the Consumer Packaging segment. The purchase price adjustments to goodwill in fiscal 2018 primarily related to the MPS Acquisition and the Hannapak Acquisition. The goodwill acquired in fiscal 2017 related to the MPS Acquisition and the Hannapak Acquisition in the Consumer Packaging segment and the U.S. Corrugated Acquisition, the Island Container Acquisition and the Star Pizza Acquisition in the Corrugated Packaging segment. The goodwill disposed of in the Corrugated Packaging segment in fiscal 2018 related to the sale of our solid waste management brokerage services business. The goodwill disposed of in the Consumer Packaging segment in fiscal 2017 was primarily related to the HH&B Sale. The goodwill acquired in fiscal 2016 related to the SP Fiber Acquisition and the Packaging Acquisition in the Corrugated Packaging and Consumer Packaging segments, respectively. The goodwill disposed of in the Corrugated Packaging segment in fiscal 2016 relates to the disposal of a portion of the reporting unit in connection with the investment in the Grupo Gondi unconsolidated joint venture. See “Note 2. Mergers, Acquisitions and Investment” for additional information.

Note 7.	Discontinued Operations

On May 15, 2016, WestRock completed the Separation. We distributed 100% of the outstanding common stock, par value $0.01 per share, of Ingevity, then a wholly-owned subsidiary of WestRock, to WestRock’s stockholders of record as of the close of business on May 4, 2016, with such stockholders receiving one share of Ingevity common stock for every six shares of Common Stock held as of such record date. Since the Separation, we have not beneficially owned any shares of Ingevity common stock and Ingevity has been an independent public

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company trading under the symbol “NGVT” on the NYSE. We disposed of the former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented.

In connection with the Separation, we and Ingevity entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others a tax matters agreement, a lease and ground service agreement with respect to our Covington, Virginia facility, an intellectual property agreement, a crude tall oil and black liquor soap skimming supply agreement, a trust agreement, an employee matters agreement and a transition service agreement. These agreements provided for the allocation between us and Ingevity of assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation and govern certain relationships between us and Ingevity after the Separation.

Prior to the Separation, Ingevity, then a wholly-owned subsidiary of WestRock, borrowed $500.0 million in contemplation of the Separation and distributed the majority of these funds to WestRock, which used the funds to pay down debt. In addition, Ingevity assumed an $80.0 million, 7.67% capital lease obligation due January 15, 2027 owed to the City of Wickliffe, KY. In contemplation of the Separation, Ingevity also funded a trust in the amount of $68.9 million to secure the balloon principal payment of the capital lease upon the lease’s maturity. We remain a co-obligor on the capital lease obligation; therefore, the capital lease assumed by Ingevity remains recorded in our consolidated financial statements in long-term debt. At the time of the Separation, we recorded a $108.2 million long-term asset for the estimated fair value of the future principal and interest payments on the capital lease obligation assumed by Ingevity. The value of the long-term asset and the long-term debt under the lease will reduce over the life of the lease using the effective interest method. The $500.0 million of debt and the $68.9 million in the trust were assumed by Ingevity, and removed from our consolidated financial statements as part of our discontinued operations reporting.

The following table presents the financial results of Specialty Chemicals’ discontinued operations (in millions):

2016
Net sales	$533.7
Cost of goods sold	387.5
Selling, general and administrative, excluding intangible amortization	65.6
Selling, general and administrative intangible amortization	28.8
Restructuring and other costs	49.5
Impairment of Specialty Chemicals goodwill and intangibles	579.4
Operating loss	(577.1)
Interest income (expense) and other income (expense), net	0.1
Loss from discontinued operations before income taxes	(577.0)
Income tax benefit	32.3
Loss from discontinued operations	$(544.7)

Fiscal 2016 restructuring and other costs are primarily associated with costs incurred to support the Separation and consist primarily of advisory, legal, accounting and other professional fees. Additionally, restructuring and other costs include $10.0 million of costs associated with the closure of Ingevity’s Duque de Caxias facility in Brazil and other severance and share-based compensation expenses.

In the first quarter of fiscal 2016, as part of our evaluation of whether events or changes in circumstances had occurred that would indicate whether it was more likely than not that the goodwill of our then-owned Specialty Chemicals reporting unit was impaired, we considered factors such as, but not limited to, macroeconomic conditions, industry and market considerations, and financial performance, including the planned revenue and earnings of the reporting unit. We concluded that an impairment indicator had occurred related to the goodwill of the Specialty Chemicals reporting unit and that the indicator was driven by market factors subsequent to the Combination.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, we performed a “Step 1” goodwill impairment test where we updated the discounted cash flow analysis used to determine the reporting unit’s initial fair value on July 1, 2015. We also compared those results to the valuations performed by our investment bankers in connection with the planned separation of our Specialty Chemicals business. Based on the results of the impairment test and analysis, we concluded that the fair value of the Specialty Chemicals reporting unit was less than its carrying amount and began a “Step 2” goodwill impairment test to determine the amount of impairment loss, if any. As part of the analysis, we determined that the carrying value of the property, plant and equipment and intangibles, all of which have finite lives, on a “held and used” basis did not exceed the estimated undiscounted future cash flows.

In light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and our preliminary “Step 2” test, we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million. This amount is included in the line item “Loss from discontinued operations” in the consolidated statements of operations. No tax benefit was recorded for the goodwill impairment.

Until the completion of the Separation, GAAP required us to assess impairment of the Specialty Chemicals’ long-lived assets using the “held and used” model which was based on undiscounted future cash flows. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit were in excess of the carrying amount, then there would be no impairment. At the date of the Separation, we assessed Specialty Chemical’s assets for potential impairment using the “held for sale” model. This model compares the fair value of the disposal unit to its carrying value and if the fair value less cost to sell is lower, then an impairment loss would be recorded. At the date of the Separation, we evaluated the Specialty Chemical’s intangibles, which consisted predominantly of customer list intangibles, for impairment. Our analysis at May 15, 2016, using the income approach (multi-period excess earnings method), indicated that there was a $101.1 million pre-tax non-cash impairment of our Specialty Chemicals customer relationships intangible. The impairment loss was recorded on the Separation and is included as a component of discontinued operations.

The following table presents the significant non-cash items and capital expenditures for Specialty Chemicals’ that are included in the consolidated statements of cash flows (in millions):

2016
Depreciation, depletion and amortization	$57.2
Impairment of Specialty Chemicals goodwill and intangibles	$579.4
Capital expenditures	$(45.2)

Depreciation expense and amortization expense in fiscal 2016 were $30.4 million $26.8 million, respectively.

Note 8.	Inventories

Inventories are as follows (in millions):

	September 30,
	2018	2017
Finished goods and work in process	$867.0	$905.0
Raw materials	730.0	614.2
Supplies and spare parts	368.2	360.7
Inventories at FIFO cost	1,965.2	1,879.9
LIFO reserve	(135.6)	(82.6)
Net inventories	$1,829.6	$1,797.3

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2018 and 2016, we reduced inventory quantities in some of our LIFO pools. These reductions result in liquidations of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2018 and 2016 was not significant. In fiscal 2017, we had no LIFO layer liquidations.

Note 9.	Assets Held For Sale

Due to the accelerated monetization strategy, our Land and Development portfolio has met the held for sale criteria and is reflected as assets held for sale. Assets held for sale at September 30, 2018 of $59.5 million include $33.5 million of Land and Development portfolio assets, with the remainder primarily related to closed facilities. Assets held for sale at September 30, 2017 of $173.6 million include $150.4 million of Land and Development portfolio assets, with the remainder primarily related to closed facilities.

Note 10.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,
	2018	2017
Property, plant and equipment at cost:
Land and buildings	$2,078.9	$2,034.3
Machinery and equipment	12,064.0	11,349.7
Forestlands and mineral rights	158.0	208.3
Transportation equipment	30.1	30.7
Leasehold improvements	88.9	59.5
	14,419.9	13,682.5
Less: accumulated depreciation, depletion and amortization	(5,337.4)	(4,564.2)
Property, plant and equipment, net	$9,082.5	$9,118.3

Depreciation expense, excluding discontinued operations, for fiscal 2018, 2017 and 2016 was $923.8 million, $855.9 million and $848.9 million, respectively. For depreciation expense related to our discontinued operations see “Note 7. Discontinued Operations”.

Note 11.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions, except weighted avg. life):

		September 30,
		2018		2017
	Weighted Avg. Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	16.7	$4,123.7	$(1,079.8)	$4,046.2	$(806.0)
Favorable contracts	10.1	47.8	(34.8)	48.2	(30.7)
Technology and patents	10.7	41.2	(18.0)	31.8	(14.4)
Trademarks and tradenames	19.8	77.6	(43.9)	74.7	(31.4)
Non-compete agreements	2.0	3.4	(1.7)	2.5	(0.6)
License costs	9.6	24.6	(18.1)	23.6	(14.6)
Total	16.6	$4,318.3	$(1,196.3)	$4,227.0	$(897.7)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2019	$300.1
Fiscal 2020	$289.6
Fiscal 2021	$243.8
Fiscal 2022	$234.6
Fiscal 2023	$226.4

Intangible amortization expense, excluding discontinued operations, was $300.8 million, $234.0 million and $212.4 million during fiscal 2018, 2017 and 2016, respectively. We had other intangible amortization expense, primarily for packaging equipment leased to customers of $27.6 million, $22.2 million and $23.4 million during fiscal 2018, 2017 and 2016. For amortization expense related to our discontinued operations see “Note 7. Discontinued Operations”.

Note 12.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820 “Fair Value Measurement”. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy based on the availability of quoted prices for identical items in active markets, similar items in active or inactive markets and valuation techniques using observable and unobservable inputs. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

We disclose the fair value of our long-term debt in “Note 13. Debt” and the fair value of our pension and postretirement assets and liabilities in “Note 4. Retirement Plans”. We have, or from time to time may have, various assets or liabilities whose fair values are not significant, such as supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities. See “Note 1 — Description of Business and Summary of Significant Accounting Policies — Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities” for additional information.

Accounts Receivable Sales Agreement

We had an agreement (the “A/R Sales Agreement”), which had been amended periodically, to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. On September 29, 2017, the A/R Sales Agreement was amended to increase the maximum outstanding balance of receivables available to be sold to $490.0 million, and we added new customer trade accounts as well as increased the limits for other customers. On September 25, 2018, we terminated the A/R Sales Agreement and executed a new agreement.

On September 25, 2018 we entered into a $550.0 million agreement (the “New A/R Sales Agreement”) to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts. The agreement terminates the earlier of one year or when terminated by either party. The terms of the New A/R Sales Agreement limit the balance of receivables sold to the amount available to fund such receivables sold and eliminated the receivable for proceeds from the financial institution at any transfer date. Transfers under the New A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”. These customers are not included in the Receivables Facility that is discussed in “Note 13. Debt”. In connection with the termination of the old agreement and execution of the New A/R Sales Agreement, there was a non-cash transaction of $424.8 million representing the repurchase of receivables previously sold to the financial institution under the old agreement and the sale of the same receivables to the financial institution under the New A/R Sales Agreement.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the activity under the A/R Sales Agreement and the New A/R Sales Agreement for fiscal 2018 and 2017 (in millions):

	2018	2017
Receivable from financial institution at beginning of fiscal year	$24.9	$13.8
Receivables sold to the financial institution and derecognized	1,664.0	1,542.5
Receivables collected by financial institution	(1,573.8)	(1,466.7)
Cash proceeds from financial institution	(115.1)	(64.7)
Receivable from financial institution at September 30,	$—	$24.9

Cash proceeds related to the receivables sold are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The expense recorded in connection with the sale is currently approximately $11 million per year and is recorded in “other income, net”. The future amount may fluctuate based on the level of activity and other factors. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. See “Note 13. Debt” for the fair value of our long-term debt.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2018, 2017 and 2016, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the following pre-tax non-cash impairments: (i) the $31.9 million impairment of certain mineral rights and real estate in fiscal 2018, (ii) the $46.7 million real estate impairment recorded in fiscal 2017, (iii) a $17.6 million write-down of a customer relationship intangible in fiscal 2017 related to an exited product line, and (iv) the goodwill and intangible impairments in our former Specialty Chemicals segment in fiscal 2016. We discuss the former Specialty Chemicals impairments in “Note 7. Discontinued Operations”. The impairment of mineral rights was driven by the non-renewal of a lease and associated with declining oil and gas prices, and the impairment of real estate was in connection with the accelerated monetization strategy in our Land and Development segment where the projected sales proceeds were less than the carrying value.

Note 13.	Debt

The public bonds issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees between the two companies. The industrial development bonds associated with the capital lease obligations of WestRock MWV, LLC are guaranteed by WestRock. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. At September 30, 2018, our Credit Facility, Farm Loan Credit Facility, European Revolving Credit Facility, Delayed Draw Credit Facilities, Commercial Paper Program, Other Revolving Credit Facilities (each as defined below) and public bonds were unsecured.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following were individual components of debt (in millions, except percentages):

	September 30, 2018		September 30, 2017
	Carrying Value	Weighted Avg Interest Rate	Carrying Value	Weighted Avg Interest Rate
Public bonds due fiscal 2019 to 2022	$1,470.9	4.2%	$1,484.5	4.2%
Public bonds due fiscal 2023 to 2028	2,534.4	3.8%	1,368.8	3.6%
Public bonds due fiscal 2030 to 2033	964.1	5.2%	975.5	5.2%
Public bonds due fiscal 2037 to 2047	178.5	6.3%	178.8	6.3%
Term loan facilities	599.4	3.7%	1,622.7	2.5%
Revolving credit and swing facilities	355.0	3.2%	436.4	1.1%
Receivables-backed financing facility	—	N/A	110.0	2.1%
Capital lease obligations	171.0	4.1%	177.0	4.3%
Supplier financing and commercial card programs	105.1	N/A	130.3	N/A
International and other debt	36.8	6.1%	70.8	6.8%
Total debt	6,415.2	4.1%	6,554.8	3.6%
Less: current portion of debt	740.7		608.7
Long-term debt due after one year	$5,674.5		$5,946.1

A portion of the debt classified as long-term, may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at September 30, 2018. The carrying value of our debt includes the fair value step-up of debt acquired in mergers and acquisitions. At September 30, 2018, the unamortized fair market value step-up was $250.8 million, which will be amortized over a weighted average remaining life of 12.3 years. The weighted average interest rate also includes the fair value step up. Excluding the step-up, the weighted average interest rate on total debt was 4.6%. At September 30, 2018, we had $104.9 million of outstanding letters of credit not drawn upon. At September 30, 2018, we had approximately $3.2 billion of availability under our committed credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $6.4 billion and $6.8 billion as of September 30, 2018 and September 30, 2017, respectively. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximately the carrying amount, as the variable interest rates reprice frequently at observable current market rates. During fiscal 2018, 2017 and 2016, amortization of debt issuance costs charged to interest expense were $6.3 million, $4.5 million and $4.6 million, respectively.

Public Bonds / Notes Issued

At September 30, 2018 and September 30, 2017, the face value of our public bond obligations outstanding were $4.9 billion and $3.8 billion, respectively.

On March 6, 2018, we issued $600.0 million aggregate principal amount of 3.75% senior notes due 2025 and $600.0 million aggregate principal amount of 4.0% senior notes due 2028 (collectively, the “Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a discount of approximately $1.7 million and $1.0 million, respectively. In connection with issuing the Notes, we recorded debt issuance costs of $4.9 million and $5.0 million, respectively, which are being amortized over the respective terms of the Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the Notes were 3.93% and 4.12%, respectively. WestRock MWV, LLC and WestRock RKT Company have guaranteed the Company’s obligations under the Notes. The Company may redeem the Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the Notes were used primarily to pay down the remaining $540.0 million of our then existing term loan facility, pay down $445.0 million of our commercial paper program, pay down $100.0 million of our Receivables Facility and pay down $104.7 million of our Sumitomo Credit Facility (as hereinafter defined).

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 24, 2017, we issued $500.0 million aggregate principal amount of 3.0% Senior Notes due September 15, 2024 and $500.0 million aggregate principal amount of 3.375% Senior Notes due September 15, 2027 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act at a discount of approximately $1.4 million and $0.2 million, respectively, and recorded debt issuance costs of $4.2 million and $4.3 million, respectively, which are being amortized over the respective terms of the notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the notes are 3.18% and 3.48%, respectively. The proceeds from the issuance of the notes was used to pre-pay $575.0 million of amortization payments through the maturity of our term loan and $415.0 million then outstanding on the Receivables Facility.

Term Loan Facilities and Revolving Credit Facility

In connection with the Combination, on July 1, 2015, we entered into a credit agreement (the “Credit Agreement”), which provided for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (together the “Credit Facility”). On July 1, 2015, we drew $1.2 billion of the $2.3 billion unsecured term loan and $1.1 billion was available to be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws. Certain proceeds of the Credit Facility were used to repay certain indebtedness of our subsidiaries at the time of the Combination, including the then existing RockTenn credit facility, and to pay fees and expenses incurred in connection with the Combination. The Credit Facility is unsecured and is guaranteed by WestRock’s wholly-owned subsidiaries WestRock RKT Company and WestRock MWV, LLC. On March 24, 2016, we drew $600.0 million of the then available $1.1 billion delayed draw term loan facility for general corporate purposes and the balance of the delayed draw term loan facility was terminated. On June 22, 2016, we pre-paid $200.0 million of the term loan amortization payments due through the second quarter of fiscal 2018. On August 24, 2017, in connection with the issuance of public bonds, we pre-paid $575.0 million of the term loan amortization payments due through the maturity of the term loan. The carrying value of this term loan facility at September 30, 2017 was $1,023.5 million. On October 31, 2017, we pre-paid $485.0 million of the outstanding principal balance by borrowing on our Receivables Facility. On March 14, 2018, in connection with the issuance of public bonds, we pre-paid the remaining $540.0 million principal balance.

On July 1, 2016, we executed an option to extend the term of the 5-year senior unsecured revolving credit facility for one year beyond the original term. On June 30, 2017, we executed an option to extend the term of the facility for a second additional year. Approximately $1.9 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2022, and the remainder will continue to mature on July 1, 2020. Up to $150 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $400 million of the revolving credit facility may be used to fund borrowings in non-U.S. dollar currencies including Canadian dollars, Euro and Pound Sterling. Additionally, we may request up to $200 million of the revolving credit facility to be allocated to a Mexican peso revolving credit facility. At September 30, 2018 and September 30, 2017, we had no amounts outstanding under the revolving credit facility.

At our option, loans issued under the Credit Facility will bear interest at either the London Interbank Offered Rate (“LIBOR”) or an alternate base rate, in each case plus an applicable interest rate margin. Loans will initially bear interest at LIBOR plus 1.125% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.125% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 1.00% per annum and LIBOR plus 1.50% per annum (or between the alternate base rate plus 0.00% per annum and the alternate base rate plus 0.50% per annum), based upon our corporate credit ratings or the leverage ratio (as defined in the Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time. In addition, we will be required to pay fees that will fluctuate between 0.125% per annum to 0.25% per annum on the unused amount of the revolving credit facility, based upon our corporate credit ratings or the leverage ratio (whichever yields a lower fee) at such time. Loans under the Credit Facility may be prepaid at any time without premium.

The Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including: financial covenants (including maintenance of a maximum consolidated debt to capitalization ratio and a minimum consolidated interest coverage ratio, as defined in the Credit Agreement) and limitations on liens, additional indebtedness and asset sales and mergers. The Credit Agreement also contains usual and customary events of default, including: non-payment of principal, interest, fees and other amounts; material breach of a representation or warranty; default on other material debt; bankruptcy or insolvency;

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurrence of certain material ERISA liabilities; material judgments; impairment of loan documentation; change of control; and material breach of obligations under securitization programs.

On July 1, 2015, three WestRock wholly-owned subsidiaries, RockTenn CP, LLC, a Delaware limited liability company, Rock-Tenn Converting Company, a Georgia corporation, and MeadWestvaco Virginia Corporation, a Delaware corporation, as borrowers, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Loan Credit Facility”). The Farm Credit Facility is guaranteed by WestRock Company, WestRock RKT Company and WestRock MWV, LLC. The carrying value of this facility at September 30, 2018 and September 30, 2017 was $599.4 million and $599.2 million, respectively.

European Revolving Credit Facility

On May 15, 2017, we entered into a $600.0 million European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provided for a 364-day unsecured U.S. dollar, Euro and Sterling denominated borrowing of not more than $600.0 million. The facility was set to mature on May 14, 2018. The carrying value of this facility at September 30, 2017 was $211.6 million. On April 27, 2018, we repaid all amounts outstanding and the facility was closed.

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks (the “European Revolving Credit Facility”). This facility provides for a 3-year unsecured U.S. dollar, Euro and Sterling denominated borrowing of not more than €500.0 million and matures on April 27, 2021. This facility replaced the $600.0 million European Revolving Credit Facility as discussed above. At September 30, 2018, we had borrowed $355.0 million under this new facility and entered into foreign currency exchange contracts of $356.0 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our statements of operations.

Other Revolving Credit Facilities

On October 31, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, providing for a 364-day senior unsecured revolving credit facility in an aggregate committed principal amount of $450.0 million. The proceeds of the credit facility may be used for working capital and for other general corporate purposes. The credit facility is unsecured and is guaranteed by WestRock RKT Company and WestRock MWV, LLC and Whiskey Holdco, Inc. At our option, loans issued under the credit facility will bear interest at either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. At September 30, 2018, there were no amounts outstanding and the average borrowing rate under the facility would have been 3.39%. On October 29, 2018, we renewed the term of the credit facility for another 364 days. The facility now matures on October 28, 2019.

On February 10, 2017, we renewed the term of our $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation (the “Sumitomo Credit Facility”). On February 7, 2018 we extended the term of the facility from February 12, 2018 to February 12, 2019. At September 30, 2018, there were no amounts outstanding under this facility. At September 30, 2017, we had $106.7 million outstanding.

 On March 2, 2017, we renewed our €100.0 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch. The facility is available in Euros only, and continues until terminated in writing by WestRock or the lender. At September 30, 2018, there were no amounts outstanding under this facility. At September 30, 2017 we had $118.1 million outstanding.

Receivables-Backed Financing Facility

On July 22, 2016, we entered into a $700.0 million sixth amended and restated receivables sale agreement with certain originators (the “Receivables Facility”) that matures on July 22, 2019. The Receivables Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. The borrowing rate consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a credit spread of 0.85%. The commitment fee was 0.25% and 0.25% as of September 30, 2018 and September 30, 2017, respectively.

Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly; we were in compliance with all of these covenants at September 30, 2018. At September 30, 2018 and September 30, 2017, maximum available borrowings, excluding amounts outstanding under the Receivables Facility, were $571.0 million and $577.6 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2018 was approximately $887.0 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement. At September 30, 2018 there were no amounts outstanding under this facility and the carrying value at September 30, 2017 was $110.0 million.

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we may issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities (the “Commercial Paper Program”). The Commercial Paper Program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our $2.0 billion unsecured revolving credit facility is intended to backstop the Commercial Paper Program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances of the notes under the program have been, and are expected to continue to be, used for general corporate purposes. Our borrowing rate under the Commercial Paper Program facility is market-determined and varies with each issuance. At September 30, 2018, there were no amounts outstanding under the program.

Delayed Draw Credit Facilities

On March 7, 2018, we entered into a credit agreement (the “Delayed Draw Credit Agreement”) with Wells Fargo as administrative agent to provide for $3.8 billion of senior unsecured term loans, consisting of a 364-day $300.0 million term loan, a 3-year $1.75 billion term loan and a 5-year $1.75 billion term loan (collectively, the “Delayed Draw Credit Facilities”). In fiscal 2018, we recorded debt issuance costs of approximately $4.0 million, which are being amortized over the respective terms of the Delayed Draw Credit Facilities.

On November 2, 2018, in connection with the closing of the KapStone Acquisition we drew upon the facility in full. The proceeds of the Delayed Draw Credit Facilities and other sources of cash were used to pay the consideration for the KapStone Acquisition, to repay certain existing indebtedness of KapStone and to pay fees and expenses incurred in connection with the KapStone Acquisition. The Delayed Draw Credit Facilities are senior unsecured obligations of the Company, as borrower, and each of Holdco, WestRock RKT Company and WestRock MWV, LLC, respectively, as guarantors.

At our option, loans issued under the Delayed Draw Credit Facilities will bear interest at a floating rate based on either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin will be 1.125% to 2.000% per annum for LIBOR rate loans and 0.125% to 1.000% per annum for alternate base rate loans, in each case depending on the Leverage Ratio (as defined in the credit agreement) or Holdco’s corporate credit ratings, whichever yields a lower applicable interest rate margin, at such time. In addition, we will be required to pay a commitment fee of 0.125% per annum to 0.300% per annum (depending on the Leverage Ratio or the Company’s corporate credit ratings, whichever yields a lower fee) on the unused term loan commitments, accruing from June 5, 2018 until the earlier of the funding of the loans under the Delayed Draw Credit Facilities or the Delayed Draw Termination Date. Loans under the Delayed Draw Credit Facilities may be prepaid at any time without premium.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The credit agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including: financial covenants (including maintenance of a maximum consolidated debt to capitalization ratio and a minimum consolidated interest coverage ratio) and limitations on liens, additional subsidiary indebtedness and asset sales and mergers. The credit agreement also contains usual and customary events of default, including: non-payment of principal, interest, fees and other amounts; material breach of a representation or warranty; default on other material debt; bankruptcy or insolvency; incurrence of certain material ERISA liabilities; material judgments; impairment of loan documentation; change of control; and material breach of obligations under securitization programs.

Capital Lease and Other Indebtedness

The range of due dates on our capital lease obligations are primarily in fiscal 2027 to 2035. Our international debt is primarily in Europe, Brazil and India.

As of September 30, 2018, the aggregate maturities of debt, excluding capital lease obligations, for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2019	$726.6
Fiscal 2020	474.5
Fiscal 2021	350.3
Fiscal 2022	1,000.9
Fiscal 2023	350.1
Thereafter	3,136.6
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	205.2
Total	$6,244.2

As of September 30, 2018, the aggregate maturities of capital lease obligations for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2019	$5.0
Fiscal 2020	4.2
Fiscal 2021	2.5
Fiscal 2022	2.1
Fiscal 2023	0.6
Thereafter	138.1
Fair value step-up	18.5
Total	$171.0

Note 14.	Operating Leases

We lease certain manufacturing and warehousing facilities and equipment, primarily transportation equipment, and office space under various operating leases. Some leases contain escalation clauses and provisions for lease renewal. As of September 30, 2018, future minimum lease payments under all noncancelable operating leases for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2019	$132.1
Fiscal 2020	112.0
Fiscal 2021	87.9
Fiscal 2022	66.8
Fiscal 2023	51.6
Thereafter	165.4
Total future minimum lease payments	$615.8

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense for the years ended September 30, 2018, 2017 and 2016 was approximately $243.7 million, $210.5 million and $199.3 million, respectively, including lease payments under cancelable leases and maintenance charges on transportation equipment.

Note 15.	Special Purpose Entities

Pursuant to a sale of certain large-tract forestlands in 2007, a special purpose entity MWV Timber Notes Holding, LLC (“MWV TN”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $398.0 million (“Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. The Timber Note is not subject to prepayment in whole or in part prior to maturity. The bank’s credit rating as of October 2018 was investment grade.

Using the Timber Note as collateral, MWV TN received $338.3 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to the Company and is payable from the Timber Note proceeds upon its maturity in October 2027. As a result, the Timber Note is not available to satisfy any obligations of WestRock. MWV TN can elect to prepay at any time the liability in whole or in part, however, given that the Timber Note is not prepayable, MWV TN expects to only repay the liability at maturity from the Timber Note proceeds.

The Timber Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2018, the Timber Note was $366.0 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $323.1 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.

Pursuant to the sale of MWV’s remaining U.S. forestlands, which occurred on December 6, 2013, another special purpose entity MWV Timber Notes Holding Company II, LLC (“MWV TN II”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $860.0 million (the “Installment Note”). The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. However, at any time during a 180-day period following receipt by the borrower of notice from us that we intend to withhold our consent to any amendment or waiver of this Installment Note that was requested by the borrower and approved by any eligible assignees, the borrower may prepay the Installment Note in whole but not in part for cash at 100% of the principal, plus accrued but unpaid interest, breakage, or other similar amount if any. As of September 30, 2018, no event had occurred that would allow for the prepayment of the Installment Note. We monitor the credit quality of the borrower and receive quarterly compliance certificates. The borrower’s credit rating as of October 2018 was investment grade.

Using the Installment Note as collateral, MWV TN II received $774.0 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to WestRock and is payable from the Installment Note proceeds upon its maturity in December 2023. As a result, the Installment Note is not available to satisfy any obligations of WestRock. MWV TN II can elect to prepay, at any time, the liability in whole or in part, with sufficient notice, but would avail itself of this provision only in the event the Installment Note was prepaid in whole or in part. The secured financing agreement however requires a mandatory repayment, up to the amount of cash received, if the Installment Note is prepaid in whole or in part.

The Installment Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2018, the Installment Note was $915.0 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $830.6 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.

Note 16.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2018, 2017 and 2016 were approximately $418.8 million, $423.6 million and $346.6 million,

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Accounts receivable due from the affiliated companies at September 30, 2018 and 2017 was $64.2 million and $65.1 million, respectively, and was included in accounts receivable on our consolidated balance sheets.

Note 17.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2018, total approximately $203 million.

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ manufacturing processes that result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities.

On January 31, 2013, the EPA published Boiler MACT. Boiler MACT required compliance by January 31, 2016 or by January 31, 2017 for those mills for which we obtained a prior compliance extension. All work required for our boilers to comply with the rule has been completed. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how this decision will impact our existing Boiler MACT strategies or whether we will incur additional costs to comply with any revised Boiler MACT standards.

In addition to Boiler MACT, we are subject to a number of other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S.

We are involved in various administrative proceedings relating to environmental matters that arise in the normal course of business, and we may become involved in similar matters in the future. Although the ultimate outcome of these proceedings cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, we do not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

CERCLA and Other Remediation Costs

We face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, are liable for response costs for the investigation and remediation of such sites under CERCLA and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other PRPs, and costs are commonly allocated according to relative amounts of waste deposited and other factors.

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws, including CERCLA. Based on information known to us and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations, including natural resources damaged at these or other sites in the future could result in additional costs.

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third-party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been satisfied by claims in the Smurfit-Stone bankruptcy proceedings. However,

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we may face additional liability for cleanup activity at sites that are not subject to the bankruptcy discharge, but are not currently identified. The final bankruptcy distributions were made in fiscal 2018.

We believe that we can assert claims for indemnification pursuant to existing rights we have under purchase and other agreements in connection with certain remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles/retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

As of September 30, 2018, we had $10.8 million reserved for environmental liabilities on an undiscounted basis, of which $6.7 million is included in other long-term liabilities and $4.1 million in other current liabilities, including amounts accrued in connection with environmental obligations relating to the manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at September 30, 2018.

Climate Change

Certain jurisdictions in which we have manufacturing facilities or other investments have taken actions to address climate change. The EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have facilities subject to existing GHG permitting and reporting requirements, the impact of these requirements has not been material to date.

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued the Clean Power Plan. On the same day, the EPA issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. On February 9, 2016, the U.S. Supreme Court issued a stay halting implementation of the Clean Power Plan until the pending legal challenges to the rule are resolved. As directed by Executive Order, on April 4, 2017, the EPA issued a proposed rule announcing its intention to review the Clean Power Plan, and, if appropriate, initiate proceedings to suspend, revise or rescind it. A number of states subject to the Clean Power Plan have stopped working on their implementation strategies in response to the litigation and Executive Order; however, certain states where we operate manufacturing facilities have indicated their intention to continue their carbon reduction efforts. On August 21, 2018, the EPA proposed the ACE rule, which would establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule would replace the 2015 Clean Power Plan, which EPA has proposed to repeal. The Clean Power Plan was stayed by the U.S. Supreme Court and has never gone into effect. Although the Clean Power Plan and ACE rule do not apply directly to the power generation facilities at our mills, if either rule becomes effective, it would have the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. Due to ongoing litigation and other uncertainties regarding the Clean Power Plan and ACE rule, their potential impacts on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began on January 1, 2013. In July 2017, California extended the cap-and-trade program to 2030. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology has issued a final rule, known as the Clean Air Rule, which applies to GHGs from facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year. Energy intensive and trade exposed facilities, including our Tacoma, WA and Longview, WA (which we acquired through the KapStone

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition (as hereinafter defined)) mills, and transportation fuel importers are subject to regulation under this program. In September 2016, various groups filed lawsuits against the Washington Department of Ecology challenging the Clean Air Rule. In April 2018, the Thurston County Superior Court invalidated the Clean Air Rule, and the Washington Department of Ecology subsequently filed an appeal with the State Supreme Court. The Court has not yet decided whether to grant the appeal. Implementation of the Clean Air Rule has been stayed in the meantime.

The Paris Agreement established a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set GHG reduction targets. The Paris Agreement became effective on November 4, 2016. Although a party to the agreement may not provide the required one-year notice of withdrawal until three years after the effective date, in June 2017, President Trump announced that the U.S. intended to withdraw from the Paris Agreement. The governors of New York, California’s system and Washington’s system subsequently announced their intent to form a “climate alliance” to coordinate a state response to climate change. At this time, it is not possible to determine how the Paris Agreement, or any potential U.S. commitments in lieu of those under the agreement, may impact U.S. industrial facilities, including our domestic operations.

Several of our international facilities are located in countries that have already adopted GHG emissions trading schemes. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces that have joined together to create a cap-and-trade program to reduce GHG emissions. In 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020 and 37.5% from 1990 levels by 2030. In 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. The Province formally linked its carbon trading system with California in January 2014 and with Ontario in January 2018. Our mill in Quebec is subject to these cap-and-trade requirements, although the direct impact of this regulation has not been material to date. Compliance with this program and other similar programs may require future expenditures to meet required GHG emission reduction requirements in future years.

The regulation of climate change continues to develop in the areas of the world where we conduct business. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations.

Litigation

A lawsuit filed in the U.S. District Court of the Northern District of Illinois in 2010 alleges that certain named defendants violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard and products containing containerboard from February 15, 2004 through November 8, 2010 (the “Antitrust Litigation”). WestRock CP, LLC, as the successor to Smurfit-Stone, is a named defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the plaintiffs’ motion for class certification. On January 9, 2017, the defendants filed individual and joint Motions for Summary Judgment in the District Court. On August 3, 2017, the District Court granted our Motion for Summary Judgment with respect to all claims against us. The plaintiffs have since filed a notice of appeal and, on May 28, 2018, the U.S. Court of Appeals for the Seventh Circuit heard oral arguments regarding whether or not the court should reverse the District Court’s decision. We do not expect the resolution of the Antitrust Litigation to have a material adverse effect on our results of operations, financial condition or cash flows.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2018, there were approximately 735 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Guarantees

We make certain guarantees in the course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate the exposure for these matters could be approximately $50 million. As of September 30, 2018, we have recorded $11.7 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 18.	Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2018 and 2017 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Available for Sale Security	Total (1)
Balance at September 30, 2016	$(0.2)	$(523.8)	$(102.4)	$—	$(626.4)
Other comprehensive income before reclassifications	—	22.8	80.8	0.7	104.3
Amounts reclassified from accumulated other comprehensive (income) loss	(0.5)	35.6	—	—	35.1
Sale of HH&B	—	2.9	26.8	—	29.7
Net current period other comprehensive loss (income)	(0.5)	61.3	107.6	0.7	169.1
Balance at September 30, 2017	$(0.7)	$(462.5)	$5.2	$0.7	$(457.3)
Other comprehensive (loss) income before reclassifications	—	(18.6)	(234.4)	0.8	(252.2)
Amounts reclassified from accumulated other comprehensive loss (income)	0.5	15.2	—	(1.5)	14.2
Net current period other comprehensive income (loss)	0.5	(3.4)	(234.4)	(0.7)	(238.0)
Balance at September 30, 2018	$(0.2)	$(465.9)	$(229.2)	$—	$(695.3)

(1)	All amounts are net of tax and noncontrolling interest.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component for the fiscal years ended September 30, 2018 and 2017 (in millions):

	Years Ended September 30,
	2018			2017
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial gains (losses) (2)	$20.9	(5.9)	$15.0	$(56.3)	$20.4	$(35.9)
Prior service credits (2)	0.3	(0.1)	0.2	0.5	(0.2)	0.3
Sale of HH&B (3)	—	—	—	(4.2)	1.3	(2.9)
Subtotal defined benefit plans	21.2	(6.0)	15.2	(60.0)	21.5	(38.5)
Foreign currency translation adjustments: (1)
Sale of HH&B (3)	—	—	—	(26.8)	—	(26.8)
Available for sale security (4)	(1.5)	—	(1.5)	—	—	—
Derivative Instruments: (1)
Foreign currency cash flow hedges (4)	0.7	(0.2)	0.5	0.8	(0.3)	0.5
Total reclassifications for the period	$20.4	$(6.2)	$14.2	$(86.0)	$21.2	$(64.8)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 4. Retirement Plans” for additional details.
(3)	Included in gain on sale of HH&B.
(4)	These accumulated other comprehensive income components are included in net sales.

A summary of the components of other comprehensive (loss) income, including noncontrolling interest, for the years ended September 30, 2018, 2017 and 2016, is as follows (in millions):

Fiscal 2018	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(234.4)	$—	$(234.4)
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.7	(0.2)	0.5
Net actuarial loss arising during period	(29.0)	15.9	(13.1)
Amortization and settlement recognition of net actuarial loss	20.9	(5.9)	15.0
Prior service cost arising during the period	(7.8)	2.3	(5.5)
Amortization of prior service cost	0.3	(0.1)	0.2
Unrealized gain on available for sale security	0.8	—	0.8
Reclassification adjustment of net gain on available for sale security included in earnings	(1.5)	—	(1.5)
Consolidated other comprehensive loss	(250.0)	12.0	(238.0)
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—
Other comprehensive loss attributable to common stockholders	$(250.0)	$12.0	$(238.0)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2017	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain	$80.7	$—	$80.7
Sale of HH&B, foreign currency	26.8	—	26.8
Reclassification adjustment of net gain on cash flow hedges included in earnings	(0.8)	0.3	(0.5)
Net actuarial gain arising during period	34.1	(11.9)	22.2
Amortization and settlement recognition of net actuarial loss	56.4	(20.4)	36.0
Prior service credit arising during the period	1.0	(0.3)	0.7
Amortization of prior service credit	(0.4)	0.2	(0.2)
Unrealized gain on available for sale security	0.7	—	0.7
Sale of HH&B, defined benefit pension plans	4.2	(1.3)	2.9
Consolidated other comprehensive income	202.7	(33.4)	169.3
Less: Other comprehensive income attributable to noncontrolling interests	(0.2)	—	(0.2)
Other comprehensive income attributable to common stockholders	$202.5	$(33.4)	$169.1

Fiscal 2016	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain	$109.8	$—	$109.8
Deferred loss on cash flow hedges	(0.7)	0.3	(0.4)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.9	(0.7)	1.2
Net actuarial loss arising during period	(354.0)	129.4	(224.6)
Amortization and settlement recognition of net actuarial loss (1)	379.7	(143.2)	236.5
Prior service credit arising during the period	2.3	(0.9)	1.4
Amortization of prior service cost	1.8	(0.7)	1.1
Sale of foreign subsidiary	20.2	—	20.2
Consolidated other comprehensive income	161.0	(15.8)	145.2
Less: Other comprehensive loss attributable to noncontrolling interests	0.7	—	0.7
Other comprehensive income attributable to common stockholders	$161.7	$(15.8)	$145.9

(1)	Includes pension risk transfer expense.
Note 19.	Stockholders’ Equity

Capitalization

Our capital stock consists solely of Common Stock. Holders of our Common Stock are entitled to one vote per share. Our amended and restated certificate of incorporation also authorizes preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by our board of directors upon any issuance of such shares in accordance with our certificate of incorporation.

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. In fiscal 2018, we repurchased approximately 3.4 million shares of our Common Stock for an aggregate cost of $195.1 million. In fiscal 2017, we repurchased approximately 1.8 million shares of our Common Stock for an aggregate cost of $93.0 million. In fiscal 2016, we repurchased approximately 8.1 million shares of our Common Stock for an aggregate cost of $335.3 million. As of September 30, 2018, we had remaining authorization under the repurchase program authorized in July 2015 to purchase approximately 21.3 million shares of our Common Stock.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Share-Based Compensation

Share-based Compensation Plans

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company 2016 Incentive Stock Plan. The 2016 Incentive Stock Plan was amended and restated on February 2, 2018 (the “Amended and Restated 2016 Incentive Stock Plan”). The Amended and Restated 2016 Incentive Stock Plan allows for the granting of options, restricted stock, SARs and restricted stock units to certain key employees and directors.

The table below shows the approximate number of shares: available for issuance, available for future grant, to be issued if restricted awards granted with a performance condition recorded at target achieve the maximum award, and if new grants pursuant to the plan are expected to be issued, each as adjusted as necessary for corporate actions (in millions).

	Shares Available For Issuance	Shares Available For Future Grant	Shares To Be Issued If Performance Is Achieved At Maximum	Expect To Make New Awards
Amended and Restated 2016 Incentive Stock Plan (1)	11.7	8.0	2.5	Yes
2004 Incentive Stock Plan (1)(2)	15.8	3.1	0.0	No
2005 Performance Incentive Plan (1)(2)	12.8	9.0	0.0	No
RockTenn (SSCC) Equity Inventive Plan (1)(3)	7.9	5.9	0.0	No
(1)

As part of the Separation, equity-based incentive awards were generally adjusted to maintain the intrinsic value of awards immediately prior to the Separation. The number of unvested restricted stock awards and unexercised stock options and SARs at the time of the Separation were increased by an exchange factor of approximately 1.12. In addition, the exercise price of unexercised stock options and SARs at the time of the Separation was converted to decrease the exercise price by an exchange factor of approximately 1.12.

(2)

In connection with the Combination, WestRock assumed all RockTenn and MWV equity incentive plans. We issued awards to certain key employees and our directors pursuant to our RockTenn 2004 Incentive Stock Plan, as amended, and our MWV 2005 Performance Incentive Plan, as amended. The awards were converted into WestRock awards using the conversion factor as described in Business Combination Agreement.

(3)

In connection with the Smurfit-Stone Acquisition, we assumed the Smurfit-Stone equity incentive plan, which was renamed the Rock-Tenn Company (SSCC) Equity Incentive Plan. The awards were converted into shares of RockTenn Common Stock, options and restricted stock units, as applicable, using the conversion factor as described in the merger agreement.

Our results of operations for the fiscal years ended September 30, 2018, 2017 and 2016 include share-based compensation expense of $66.8 million, $60.9 million and $75.7 million, respectively, including $2.9 million included in the gain on sale of HH&B in fiscal 2017. Share-based compensation expense in fiscal 2017 was reduced by $5.4 million for the rescission of shares granted to our CEO that were inadvertently granted in excess of plan limits in fiscal 2014 and 2015. The total income tax benefit in the results of operations in connection with share-based compensation was $19.4 million, $22.5 million and $29.2 million, for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Cash received from share-based payment arrangements for the fiscal years ended September 30, 2018, 2017 and 2016 was $44.4 million, $59.2 million and $33.9 million, respectively.

Equity Awards Issued in Connection with the MPS Acquisition

In connection with the MPS Acquisition, we replaced certain outstanding awards of restricted stock units granted under the MPS long-term incentive plan with WestRock restricted stock units. No additional shares will be granted under the MPS plan. The MPS equity awards were replaced with identical terms utilizing an approximately 0.33 conversion factor as described in the merger agreement. As part of the MPS Acquisition, we granted 119,373

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards of restricted stock units, which contain service conditions and were valued at $54.24 per share. The acquisition consideration included approximately $1.9 million related to outstanding MPS equity awards related to service prior to the effective date of the MPS Acquisition – the balance related to service after the effective date will be expensed over the remaining service period of the awards.

Stock Options and Stock Appreciation Rights

Stock options granted under our plans generally have an exercise price equal to the closing market price on the date of the grant, generally vest in three years, in either one tranche or in approximately one-third increments, and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Presently, other than circumstances such as death, disability and retirement, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

At the date of grant, we estimate the fair value of stock options granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock, or a combination of the historical volatility of both RockTenn and MWV grants. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and current expectations for the future. We did not grant any stock options in fiscal 2018 and 2017.

We applied the following weighted average assumptions to estimate the fair value of stock option grants made in the following period:

2016
Expected term in years	7.0
Expected volatility	38.3%
Risk-free interest rate	1.6%
Dividend yield	4.5%

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2017	5,866,127	$30.51
Exercised	(1,582,313)	21.73
Expired	(5,819)	37.17
Forfeited	(24,341)	32.13
Outstanding at September 30, 2018	4,253,654	$33.75	4.3	$85.8
Exercisable at September 30, 2018	3,845,523	$34.17	4.0	$76.1
Vested and expected to vest at September 30, 2018	4,251,748	$33.75	4.3	$85.7

The weighted average grant date fair value for options granted during the fiscal year ended September 30, 2016 was $8.06 per share. The aggregate intrinsic value of options exercised during the years ended September 30, 2018, 2017 and 2016 was $67.4 million, $54.3 million and $14.5 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2018, there was $0.4 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 0.3 years. We amortize these costs on a straight-line basis over the explicit service period.

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. We measure compensation expense related to the SAR awards at the end of each period. We do not expect to issue additional SARs.

The table below summarizes the changes in all SARs during the fiscal year ended September 30, 2018:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2017	51,016	$25.30
Exercised	(9,935)	16.66
Expired	(4,095)	27.69
Outstanding at September 30, 2018	36,986	$27.36	2.4	$1.0
Exercisable at September 30, 2018	36,986	$27.36	2.4	$1.0

The aggregate intrinsic value of SARs exercised during the years ended September 30, 2018, 2017 and 2016 was $0.5 million, $0.4 million and $0.2 million, respectively.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards generally vest over a period of up to one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, achievement of various financial targets including Cash Flow Per Share, Cash Flow to Equity Ratio and relative Total Shareholder Return (each as defined in the award documents). Subject to the level of performance attained, the target award for some of the grants may increase up to 200% of target or decrease to zero depending upon the terms of the individual grant. The employee grants generally vest in three years. Presently, other than circumstances such as death, disability and retirement, the grants generally include a provision requiring both a change of control and termination of employment to accelerate vesting. For certain employee grants, the grantee is entitled to receive dividend equivalent units, but will generally forfeit the restricted award and the dividend equivalents if the employee separates from us during the vesting period or if the predetermined goals are not accomplished.

The table below summarizes the changes in unvested restricted stock during the fiscal year ended September 30, 2018:

	Shares/Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2017 (1)	2,959,449	$45.28
Granted	1,116,111	69.36
Vested	(697,717)	57.39
Forfeited	(153,669)	45.07
Unvested at September 30, 2018 (1)	3,224,174	$51.01

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)

Target awards granted with a performance condition, net of subsequent forfeitures, may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions we are forecasting the performance of the grants to be attained at levels that would result in the issuance of approximately 0.9 million additional shares. However, it is possible that the performance attained may vary.

There was approximately $83.5 million of unrecognized compensation cost related to all unvested restricted shares as of September 30, 2018 that will be recognized over a weighted average remaining vesting period of 1.3 years.

The following table represents a summary of restricted stock shares granted in fiscal 2018, 2017 and 2016 with terms defined in the applicable grant letters. The shares are not deemed to be issued and carry voting rights until the relevant conditions defined in the award documents have been met, unless otherwise noted.

	2018	2017	2016
Shares of restricted stock granted to non-employee directors (1)	23,285	26,521	64,155
Shares of restricted stock granted to employees:
Shares granted for attainment of a performance condition at an amount in excess of target (2)	45,964	340,319	447,261
Shares granted with a service condition and a Cash Flow Per Share performance condition at target (3) (4)	432,655	507,070	1,211,760
Shares granted with a service condition and a relative Total Shareholder Return market condition at target (3)	259,695	301,980	—
Shares granted with a service condition (5)	354,512	309,850	27,370
Share of restricted stock assumed in purchase accounting:
Shares granted with a service condition (6)	—	119,373	—
Total restricted stock granted	1,116,111	1,605,113	1,750,546

(1)	Non-employee director grants generally vest over a period of up to one year and are deemed issued on the grant date and have voting and dividend rights.
(2)

Shares granted in the table above include shares subsequently issued for the level of performance attained in excess of target. Shares issued in fiscal 2018 for the fiscal 2015 Cash Flow Per Share were at 103.7% of target. Shares issued in fiscal 2017 for the fiscal 2014 Cash Flow Per Share were at 176.6% of target. Shares issued in fiscal 2016 for the fiscal 2013 Cash Flow to Equity Ratio were at 200% of target. Shares issued in fiscal 2017 and 2016 also include shares accelerated for terminated employees primarily as a result of the Combination, which were achieved at between 146.5% and 200% of target.

(3)

These employee grants vest over approximately three years and have adjustable ranges from 0 - 200% of target subject to the level of performance attained in the respective award agreement. The employee grants with a relative Total Shareholder Return condition were valued using a Monte Carlo simulation, the terms of which are outlined below.

(4)	Shares granted in fiscal 2015 were reduced by 50,326 shares at target related to the rescission of shares granted to our CEO that were inadvertently granted in excess of plan limits.
(5)	These shares vest over approximately three to four years.
(6)	These shares vest over approximately one to three years.

The employee grants with a relative Total Shareholder Return market condition in fiscal 2018 were valued using a Monte Carlo simulation at $66.28 per share. The significant assumptions used in valuing these grants included: an expected term of 2.9 years, an expected volatility of 29.7% and a risk-free interest rate of 2.3%. We amortize these costs on a straight-line basis over the explicit service period.

The employee grants with a relative Total Shareholder Return market condition in fiscal 2017 were valued using a Monte Carlo simulation at $64.41 per share. The significant assumptions used in valuing these grants included: an expected term of 2.9 years, an expected volatility of 30.6% and a risk-free interest rate of 1.4%. We amortize these costs on a straight-line basis over the explicit service period.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense is recognized on restricted stock grants on a straight-line basis over the explicit service period or for performance based grants over the explicit service period when we estimate that it is probable the performance conditions will be satisfied. Expense recognized on grants with a performance condition that affects how many shares are ultimately awarded is based on the number of shares expected to be awarded.

The following table represents a summary of restricted stock vested in fiscal 2018, 2017 and 2016 (in millions, except shares):

	2018	2017	2016
Shares of restricted stock vested	697,717	1,112,909	1,589,761
Aggregate fair value of restricted stock vested	$46.1	$59.5	$57.5

The shares vested in fiscal 2018 reflect the vesting of the fiscal 2015 grants, with a Cash Flow Per Share performance condition that vested at 103.7% of target, as well as certain shares with a performance and/or service condition, including those shares assumed upon the Combination. The shares vested in 2017 reflect the vesting of the fiscal 2014 grant, with a Cash Flow Per Share performance condition that vested at 176.6% of target, certain shares assumed upon the Combination with a performance and/or service condition, as well as other awards accelerated in connection with the Combination for certain former employees. The shares vested in 2016 reflect the vesting of the fiscal 2013 grant, with a cash flow to equity ratio performance condition that vested at maximum, certain shares assumed upon the Combination with a performance and/or service condition, as well as other awards accelerated in connection with the Combination for certain former employees.

Employee Stock Purchase Plan

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company Employee Stock Purchase Plan (“ESPP”). Under the ESPP, shares of Common Stock are reserved for purchase by our qualifying employees. The ESPP allowed for the purchase of a total of approximately 2.5 million shares of Common Stock. During fiscal 2018, 2017 and 2016, including shares purchased under the then existing RockTenn Employee Stock Purchase Plan, employees purchased approximately 0.2 million, 0.2 million and 0.1 million shares, respectively, under the ESPP. We recognized $1.6 million, $1.3 million and $0.4 million of expense for fiscal 2018, 2017 and 2016, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2018, adjusted for the Separation, approximately 2.4 million shares of Common Stock remained available for purchase under the ESPP.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Earnings per Share

Restricted stock awards we grant to non-employee directors are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as our Common Stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260, “Earnings per Share.” The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	September 30,
	2018	2017	2016
Numerator:
Income from continuing operations	$1,909.3	$698.6	$154.8
Less: Net (income) loss from continuing operations attributable to noncontrolling interest	(3.2)	9.6	(2.1)
Income available to common stockholders, before discontinued operations	1,906.1	708.2	152.7
Less: Distributed and undistributed income available to participating securities	(0.2)	(0.1)	—
Distributed and undistributed income attributable to common stockholders, before discontinued operations	1,905.9	708.1	152.7
Loss from discontinued operations (1)	—	—	(549.0)
Net income (loss) attributable to common stockholders	$1,905.9	$708.1	$(396.3)

Denominator:
Basic weighted average shares outstanding	255.5	252.2	254.0
Effect of dilutive stock options and non-participating securities	4.3	3.5	3.9
Diluted weighted average shares outstanding	259.8	255.7	257.9

Basic earnings per share from continuing operations	$7.46	$2.81	$0.60
Basic loss per share from discontinued operations	—	—	(2.16)
Basic earnings (loss) per share attributable to common stockholders	$7.46	$2.81	$(1.56)

Diluted earnings per share from continuing operations	$7.34	$2.77	$0.59
Diluted loss per share from discontinued operations	—	—	(2.13)
Diluted earnings (loss) per share attributable to common stockholders	$7.34	$2.77	$(1.54)

(1)	Net of income attributable to noncontrolling interests of discontinued operations of $4.3 million for the fiscal year ended September 30, 2016.

Weighted average shares include zero, 0.2 million and 0.3 million of reserved, but unissued shares at September 30, 2018, 2017 and 2016. These reserved shares were distributed as claims were liquidated or resolved in accordance with the resolution of Smurfit-Stone bankruptcy claims. The final bankruptcy distributions were made in fiscal 2018.

Options and restricted stock in the amount of 0.2 million, 0.7 million and 1.6 million common shares in fiscal 2018, 2017 and 2016, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. The dilutive impact of the remaining awards outstanding in each year were included in the effect of dilutive securities.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Financial Results by Quarter (Unaudited)

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$3,894.0	$4,017.0	$4,137.5	$4,236.6
Cost of goods sold	$3,111.6	$3,220.4	$3,264.3	$3,294.9
Multiemployer pension withdrawals	$180.0	$—	$4.2	$—
Land and Development impairments	$27.6	$—	$1.7	$2.6
Restructuring and other costs	$16.3	$31.7	$17.1	$40.3
(Loss) gain on extinguishment of debt	$(1.0)	$0.1	$0.9	$(0.1)
Income tax benefit (expense)	$1,073.2	$(18.8)	$(84.5)	$(95.4)
Consolidated net income	$1,133.5	$224.5	$271.3	$280.0
Net income attributable to common stockholders	$1,135.1	$223.2	$268.2	$279.6
Basic earnings per share attributable to common stockholders	$4.45	$0.87	$1.05	$1.10
Diluted earnings per share attributable to common stockholders	$4.38	$0.86	$1.03	$1.08

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$3,447.2	$3,656.3	$3,695.6	$4,060.6
Cost of goods sold	$2,855.9	$2,980.9	$3,000.1	$3,282.6
Pension lump sum settlement	$—	$28.7	$—	$3.9
Land and Development impairments	$—	$42.7	$—	$4.0
Restructuring and other costs	$81.0	$18.3	$59.4	$38.0
(Loss) gain on extinguishment of debt	$—	$(0.1)	$2.0	$(0.1)
Gain on sale of HH&B	$—	$—	$190.6	$2.2
Consolidated net income	$78.5	$98.2	$326.6	$195.3
Net income attributable to common stockholders	$80.9	$103.1	$328.1	$196.1
Basic earnings per share attributable to common stockholders	$0.32	$0.41	$1.30	$0.77
Diluted earnings per share attributable to common stockholders	$0.32	$0.40	$1.29	$0.76

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

Consolidated net income in the first quarter of fiscal 2018 financial results by quarter (unaudited) table was decreased as the result of recording an estimated multiemployer pension withdrawal of $180.0 million, or $179.1 million net of noncontrolling interest, to withdraw from a multiemployer pension plan. See “Note 4. Retirement Plans — Multiemployer Plans”. Additionally, consolidated net income in the first quarter of fiscal 2018 financial results by quarter (unaudited) table was decreased due to a $27.6 million, or $25.6 million net of noncontrolling interest, pre-tax non-cash impairment of certain mineral rights and real estate. Further, consolidated net income in the first quarter of fiscal 2018 financial results by quarter (unaudited) table was increased by $1,086.9 million for the provisional amount recorded for the measurement of our deferred tax balances in connection with the Tax Act. See “Note 5. Income Taxes”. Basic and diluted earnings per share attributable to common stockholders were increased by approximately $3.67 and $3.61 per share, respectively for these items.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated net income in the second quarter of fiscal 2018 financial results by quarter (unaudited) table increased by $36.3 million related to an adjustment to the provisional amount previously recorded for the measurement of our deferred tax balances in connection with the Tax Act. Basic and diluted earnings per share attributable to common stockholders were each increased by $0.14 per share.

Consolidated net income in the first quarter of fiscal 2017 financial results by quarter (unaudited) table was increased due to a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring that will simplify future operating activities within the U.S. Basic and diluted earnings per share attributable to common stockholders were each increased by approximately $0.09 per share.

Consolidated net income in the second quarter of fiscal 2017 financial results by quarter (unaudited) table was decreased due to a non-cash charge of $28.7 million recorded on the line item “Pension lump sum settlement” on our Consolidated Statements of Operations related to our year to date lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting. For additional information see “Note 4. Retirement Plans”. Additionally, consolidated net income in the second quarter of fiscal 2017 financial results by quarter (unaudited) table was decreased due to a non-cash charge of $42.7 million, or $36.3 million net of $6.4 million of noncontrolling interest, recorded on the line item “Land and development impairments” on our consolidated statements of operations due to the accelerated monetization strategy in our Land and Development segment. The impairment was recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value. Basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.16 per share for these items.

Consolidated net income in the third quarter of fiscal 2017 financial results by quarter (unaudited) table was increased due to a pre-tax gain on sale of HH&B of $190.6 million. Basic and diluted earnings per share from continuing operations and basic and diluted earnings per share attributable to common stockholders were each increased by approximately $0.76 and $0.75 per share, respectively. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” for additional information.

Note 23.	Subsequent Events (Unaudited)

KapStone Acquisition

On November 2, 2018, pursuant to the Merger Agreement, the Company acquired all of the outstanding shares of KapStone through the Mergers. KapStone is a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owns Victory Packaging, a packaging solutions distribution company with facilities in the United States, Canada and Mexico.

As a result of the Mergers, among other things, the Company became the ultimate parent of WRKCo, KapStone and their respective subsidiaries. Effective as of the Effective Time, the Company changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”.

Pursuant to the Merger Agreement, at the Effective Time (a) each issued and outstanding share of common stock, par value $0.01 per share, of WRKCo (“WRKCo common stock”) was converted into one share of common stock, par value $0.01 per share, of the Company (“Company common stock”) and (b) each issued and outstanding share of common stock, par value $0.0001 per share, of KapStone (“KapStone common stock”) (other than shares of KapStone common stock owned by (i) KapStone or any of its subsidiaries or (ii) any KapStone stockholder who properly exercised appraisal rights with respect to its shares of KapStone common stock in accordance with Section 262 of the Delaware General Corporation Law) was automatically canceled and converted into the right to receive (1) $35.00 per share in cash, without interest (the “Cash Consideration”), or, at the election of the holder of such share of KapStone common stock, (2) 0.4981 shares of Company common stock (the “Stock Consideration”) and cash in lieu of fractional shares, subject to proration procedures designed to ensure that the Stock Consideration would be received in respect of no more than 25% of the shares of KapStone common stock issued and outstanding immediately prior to the Effective Time (the “Maximum Stock Amount”). Each share of KapStone common stock in respect of which a valid election of Stock Consideration was not made by 5:00 p.m. New York City time on September 5, 2018 was converted into the right to receive the Cash Consideration. KapStone stockholders

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elected to receive Stock Consideration that was less than the Maximum Stock Amount and no proration was required.

The estimated consideration for the KapStone Acquisition was $4.8 billion including debt assumed and an estimate of equity awards to be replaced with WestRock equity awards with identical terms. As a result, KapStone stockholders received in the aggregate approximately $3.3 billion in cash and 1.6 million shares WestRock common stock, or approximately 0.6% of the issued and outstanding shares of WestRock common stock immediately following the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, the Company assumed any outstanding awards granted under the equity-based incentive plans of WRKCo and KapStone (including the shares underlying such awards), the award agreements evidencing the grants of such awards and, in the case of the WRKCo equity-based incentive plans, the remaining shares available for issuance under the applicable plan, in each case subject to adjustments to such awards in the manner set forth in the Merger Agreement. Due to the limited interaction we had with KapStone prior to the closing of the transaction, we do not currently have a preliminary purchase price allocation, but we expect to complete it by the time we file our quarterly report on Form 10-Q for the quarter ended December 31, 2018.

Hurricane Damage

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. We shut down the mill’s operations in advance of the hurricane’s landfall. In early November, the mill started producing linerboard and we expect to ramp up to full production by the end of November 2018. Our market pulp production line is expected to operate at 50% of capacity by early December 2018 and should return to full operation in approximately six months. While it is still too early to identify the full cost, we anticipate the total of our property damage and business interruption claim will be approximately $100 million. We have property damage and business interruption insurance that will cover most of the cost of bringing the mill back to full operation. We have a $15 million deductible, and expect the majority of costs will be covered.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

WestRock Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WestRock Company as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s or its predecessor’s auditor since at least 1975, but we are unable to determine the specific year.

Atlanta, Georgia

November 16, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

WestRock Company

Opinion on Internal Control over Financial Reporting

We have audited WestRock Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WestRock Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WestRock Company as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and our report dated November 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitation of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 16, 2018

WESTROCK COMPANY

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Responsibility for the Financial Statements

The management of WestRock Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with GAAP appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of conduct adopted by our board of directors that is applicable to all officers and employees of our Company and subsidiaries, as well as a code of conduct that is applicable to all of our directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2018 included all of our operations. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2018. Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our board of directors. Ernst & Young LLP has audited and reported on the consolidated financial statements of WestRock Company, and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report.

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the NYSE listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report will be contained in our definitive proxy statement issued in connection with our 2019 annual meeting of stockholders and is incorporated herein by reference.

STEVEN C. VOORHEES,
Chief Executive Officer and President

WARD H. DICKSON,
Executive Vice President and Chief Financial Officer
November 16, 2018

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed with the objective of ensuring the following:

•

that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and

•

that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2018, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do. Management also noted that the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and that there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control Over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Annual Report on Internal Control over Financial Reporting of WestRock Company, included in Part II, Item 8 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2018. In connection with that evaluation, we have determined that there was no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 8, 2018, our CEO certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 8, 2018. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

On November 15, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Correction to its Amended and Restated Certificate of Incorporation, which became effective upon filing, to correct the Company’s registered office in the State of Delaware and the Company’s registered agent at such address. The Certificate of Correction is attached as Exhibit 3.2 to this Form 10-K and is incorporated by reference herein.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

Identification of Executive Officers

The executive officers of the Company are as follows as of November 13, 2018:

Name	Age	Position Held
Steven C. Voorhees	64	Chief Executive Officer and President
Robert A. Feeser	57	President, Consumer Packaging
Jeffrey W. Chalovich	55	President, Corrugated Packaging
James B. Porter III	67	President, Business Development and Latin America
Marc P. Shore	64	President, Multi Packaging Solutions
Ward H. Dickson	56	Executive Vice President and Chief Financial Officer
Robert B. McIntosh	61	Executive Vice President, General Counsel and Secretary
Vicki L. Lostetter	59	Chief Human Resources Officer
Kelly C. Janzen	45	Chief Accounting Officer

Steven C. Voorhees has served as WestRock’s chief executive officer and president since July 1, 2015. He served as RockTenn’s chief executive officer from November 2013 through June 30, 2015, as RockTenn’s president and chief operating officer from January 2013 through October 2013 and as RockTenn’s executive vice president and chief financial officer, from September 2000 through January 2013. Mr. Voorhees also served as RockTenn’s chief administrative officer from July 2008 through January 2013.

Robert A. Feeser has served as WestRock’s president, consumer packaging since September 2016. He had previously served as WestRock’s executive vice president of consumer paper and global solutions since July 1, 2015. Prior to the Combination, Mr. Feeser served as MWV’s executive vice president of global operations. He joined MWV in 1987, and held a number of leadership roles in operations, sales, marketing and general management with the company, including as MWV’s senior vice president of packaging from 2010 through 2014 and as MWV’s president, packaging resources group from 2004 through 2010.

Jeffrey W. Chalovich has served as WestRock’s president, corrugated packaging since September 2016. He previously served as WestRock’s executive vice president of corrugated containers and commercial excellence. He served as Rock-Tenn’s senior vice president and general manager of corrugated containers through June 30, 2015. Mr. Chalovich joined RockTenn in connection with its acquisition of Southern Container Corp in 2008, where he served in a variety of sales and general management roles.

James B. Porter III has served as WestRock’s president, business development and Latin America since September 2016. He previously served as WestRock’s president, paper solutions since July 1, 2015. He served as RockTenn’s president, paper solutions from April 2014 through June 30, 2015, as RockTenn’s president - corrugated packaging from July 2012 to April 2014, as RockTenn’s president - corrugated packaging and recycling from May 2011 to July 2012 and as executive vice president of RockTenn’s corrugated packaging business from July 2008 until May 2011. Mr. Porter joined RockTenn in connection with its acquisition of Southern Container Corp. in 2008. Prior to his appointment as executive vice president of RockTenn, Mr. Porter served as the president and chief operating officer of Southern Container from 2004 and as the president of Solvay Paperboard, a subsidiary of Southern Container, from 1997 through 2004.

Marc P. Shore has served as WestRock’s president, multi packaging solutions since June 2017. He had previously served as chief executive officer of Multi Packaging Solutions International Limited and Shorewood Packaging. Mr. Shore has 40 years of experience in the print-based specialty packaging industry. He founded MPS in 2005 with private equity sponsorship and helped take the company public in 2015. During his time at Shorewood Packaging, he led the company through a successful initial public offering and for 14 years as a public company before its sale to International Paper in 2000. Mr. Shore continued as president of the business and as a corporate officer of International Paper until 2004.

Ward H. Dickson has served as WestRock’s executive vice president and chief financial officer since July 1, 2015. He served as RockTenn’s executive vice president and chief financial officer from September 2013 through June 30, 2015. From November 2011 until September 2013, he served as the senior vice president of finance for the global sales and service organization of Cisco Systems, Inc., and, from July 2009 to November 2011, he served as the vice president of finance for the global sales and service organization of Cisco. Mr. Dickson served as the vice president of finance at Scientific Atlanta, a division of Cisco, from February 2006 until July 2009. Prior to Cisco’s acquisition of Scientific Atlanta, Inc. in February 2006, Mr. Dickson had served as that company’s vice president of worldwide financial operations since 2003.

Robert B. McIntosh has served as WestRock’s executive vice president, general counsel and secretary since July 1, 2015. He served as RockTenn’s executive vice president, general counsel and secretary from January 2009 through June 30, 2015 and as RockTenn’s senior vice president, general counsel and secretary from August 2000 until January 2009. Mr. McIntosh joined RockTenn in 1995 as vice president and general counsel.

Vicki L. Lostetter has served as WestRock’s chief human resources officer since February 2018. She previously served as General Manager, Talent and Organization Capability and General Manager, Global Talent Management with Microsoft, Incorporated. Prior to joining Microsoft, Ms. Lostetter served in various leadership roles within the human resources function with Coca-Cola Enterprises, Inc., The Coca-Cola Company and Honeywell, Inc.

Kelly C. Janzen has served as WestRock’s chief accounting officer since November 2017. She previously had served as the Company’s senior vice president – accounting since August 2017. Prior to joining the Company, she served as vice president, controller and chief accounting officer for Baker Hughes Inc., vice president finance and chief accounting officer for McDermott International Inc. and served in various leadership roles within the Controllership function with General Electric.

All of our executive officers are elected annually by, and serve at the discretion of, the board of directors.

See Part I, Item 1 “Available Information” of this Form 10-K for information about our Code of Ethical Conduct for our Chief Executive Officer and Senior Financial Officers, including that any amendments to, or waiver from, any provision of such code required to be disclosed will be posted on our website. The remainder of the information required by this item will be contained in our definitive proxy statement issued in connection with our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2019 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

The following consolidated financial statements of our company and our consolidated subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report:

2. Financial Statement Schedule of WestRock Company.

All schedules are omitted because they are not applicable or not required because this information is provided in the financial statements.

3. Exhibits.

See separate Exhibit Index attached hereto and incorporated herein.

(b) See Item 15(a)(3) and separate Exhibit Index attached hereto and incorporated herein.

(c) Not applicable.

Item 16.	FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger, dated as of January 23, 2011, by and among, Rock-Tenn Company, Sam Acquisition, LLC and Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 2.1 of RockTenn’s Current Report on Form 8-K, filed on January 24, 2011).

2.2(a)

Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015, by and among WestRock Company, MeadWestvaco Corporation, Rock-Tenn Company, Milan Merger Sub, LLC and Rome Merger Sub, Inc. (incorporated by reference to Annex A of WestRock’s Registration Statement on Form S-4 initially filed with the SEC on March 10, 2015 and as amended on April 20, 2015, May 6, 2015 and May 18, 2015, File No. 333-202643).†

2.2(b)

First Amendment to the Second Amended and Restated Business Combination Agreement, dated as of May 5, 2015, by and among WestRock Company, MeadWestvaco Corporation, Rock-Tenn Company, Milan Merger Sub, LLC and Rome Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).†

2.3

Separation and Distribution Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 2.1 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

2.4

Purchase Agreement, dated January 23, 2017, by and among Silgan Holdings LLC, Silgan White Cap Holdings Spain, S.L., Silgan Holdings B.V., Silgan Holdings Inc., WestRock MWV, LLC and WestRock Company (incorporated by reference to Exhibit 2.4 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).†

2.5

Agreement and Plan of Merger, dated January 23, 2017, among WestRock Company, WRK Merger Sub Limited and Multi Packaging Solutions International Limited (incorporated by reference to Exhibit 2.5 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).

2.6

Voting Agreement, dated January 23, 2017, between WestRock Company and Mustang Investment Holdings L.P (incorporated by reference to Exhibit 2.6 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).

2.7

Voting Agreement, dated January 23, 2017, between WestRock Company and CEP III Chase S.à r.l. (incorporated by reference to Exhibit 2.7 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).

2.8

Agreement and Plan of Merger, dated January 28, 2018, among KapStone Paper and Packaging Corporation, WestRock Company, Whiskey Holdco, Inc., Whiskey Merger Sub, Inc. and Kola Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of WestRock’s Current Report on Form 8-K filed on January 29, 2018).

2.9	Voting Agreement, dated January 28, 2018, between WestRock Company and Roger Stone (incorporated by reference to Exhibit 2.2 of WestRock’s Current Report on Form 8-K filed on January 29, 2018).

2.10	Voting Agreement, dated January 28, 2018, between WestRock Company and Matthew Kaplan (incorporated by reference to Exhibit 2.3 of WestRock’s Current Report on Form 8-K filed on January 29, 2018).

2.11

Voting Agreement, dated January 28, 2018, between WestRock Company and the R. W Stone Revocable Trust (incorporated by reference to Exhibit 2.4 of WestRock’s Current Report on Form 8-K filed on January 29, 2018).

2.12

Voting Agreement, dated January 28, 2018, between WestRock Company and the Roger and Susan Stone Family Foundation (incorporated by reference to Exhibit 2.5 of WestRock’s Current Report on Form 8-K filed on January 29, 2018).

3.1

Amended and Restated Certificate of Incorporation of WestRock Company, effective as of November 2, 2018 (incorporated by reference to Exhibit 3.1 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of WestRock Company dated November 13, 2018.

3.3	Amended and Restated Bylaws of WestRock Company, effective as of November 2, 2018 (incorporated by reference to Exhibit 3.2 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

4.1(a)

Form of Indenture, dated as of July 15, 1982, between The Mead Corporation and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.viv of MWV’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001).

4.1(b)

First Supplemental Indenture, dated as of March 1, 1987, to the Indenture dated as of July 15, 1982, between The Mead Corporation and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.viv of MWV’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001).

4.1(c)

Second Supplemental Indenture, dated as of October 15, 1989, to the Indenture dated as of July 15, 1982, between The Mead Corporation and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.viv of MWV’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001).

4.1(d)

Third Supplemental Indenture, dated as of November 15, 1991, to the Indenture dated as of July 15, 1982, between The Mead Corporation and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.viv of MWV’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001).

4.1(e)

Fourth Supplemental Indenture, dated as of January 31, 2002, to the Indenture dated as of July 15, 1982, between The Mead Corporation, WestRock MWV, LLC (formerly MeadWestvaco Corporation), Westvaco Corporation and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.2 of MWV’s Current Report on Form 8-K filed on February 1, 2002).

4.1(f)

Fifth Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of July 15, 1982, between MW Custom Papers, Inc. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.1(g)

Sixth Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of July 15, 1982, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.1(h)

Seventh Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of July 15, 1982, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

P 4.2(a)

Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as Trustee (incorporated by reference to Exhibit 2 of Westvaco Corporation’s Registration Statement on Form 8-A filed on January 24, 1984).

4.2(b)

First Supplemental Indenture, dated as of January 31, 2002, to the Indenture dated as of March 1, 1983, by and among Westvaco Corporation, WestRock MWV, LLC (formerly MeadWestvaco Corporation), The Mead Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of MWV’s Current Report on Form 8-K filed on February 1, 2002).

4.2(c)

Second Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of March 1, 1983, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.2(d)

Third Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of March 1, 1983, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.3(a)

Indenture, dated as of February 1, 1993, between The Mead Corporation and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.vv of MWV’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001).

4.3(b)

First Supplemental Indenture, dated as of January 31, 2002, to the Indenture dated as of February 1, 1993, between The Mead Corporation, WestRock MWV, LLC (formerly MeadWestvaco Corporation), Westvaco Corporation and Bank One Trust Company, NA, as Trustee (incorporated by reference to Exhibit 4.3 of MWV’s Current Report on Form 8-K filed on February 1, 2002).

4.3(c)

Second Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of February 1, 1993, between MW Custom Papers, Inc. and Bank One Trust Company, NA, as Trustee (incorporated by reference to Exhibit 4.4 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.3(d)

Third Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of February 1, 1993, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and Bank One Trust Company, NA, as Trustee (incorporated by reference to Exhibit 4.5 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.3(e)

Fourth Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of February 1, 1993, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.5 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.4(a)

Indenture, dated as of April 2, 2002, by and among WestRock MWV, LLC (formerly MeadWestvaco Corporation), Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, (incorporated by reference to Exhibit 4(a) of MWV’s Current Report on Form 8-K filed on April 2, 2002).

4.4(b)

First Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of April 2, 2002, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.5(a)

Indenture, dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.18 of RockTenn’s Registration Statement on Form S-4 filed on February 8, 2013, File No. 333-186552).

4.5(b)

Registration Rights Agreement, dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein), and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 4.20 of RockTenn’s Registration Statement on Form S-4 filed on February 8, 2013, File No. 333-186552).

4.5(c)

First Supplemental Indenture, dated as of November 7, 2013, to the Indenture dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.6(c) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

4.5(d)

Second Supplemental Indenture, dated as of February 21, 2014, to the Indenture dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.6(d) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

4.5(e)

Third Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.6(a)

Indenture, dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of RockTenn’s Current Report on Form 8-K filed on October 2, 2012).

4.6(b)

Registration Rights Agreement, dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein), and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 4.2 of RockTenn’s Current Report on Form 8-K filed on October 2, 2012).

4.6(c)

First Supplemental Indenture, dated as of November 7, 2013, to the Indenture dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7(c) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

4.6(d)

Second Supplemental Indenture, dated as of February 21, 2014, to the Indenture dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7(d) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

4.6(e)

Third Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.7(a)

Indenture, dated August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

4.7(b)

First Supplemental Indenture, dated August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

4.7(c)

Registration Rights Agreement, dated August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company, and Merrill Lynch, Piece, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, HSBC Securities (USA) Inc., MUFG Securities Americas Inc. and Rabo Securities USA, Inc., as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

4.7(d)

Second Supplemental Indenture, dated as of March 6, 2018, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on March 6, 2018).

4.7(e)

Registration Rights Agreement, dated as of March 6, 2018, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Securities USA LLC, MUFG Securities Americas Inc., Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc. and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on March 6, 2018).

*10.1(a)

The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 (incorporated by reference to Exhibit 10.3 of The Mead Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).

*10.1(b)

The Mead Corporation 1996 Stock Option Plan, as amended February 22, 2001 (incorporated by reference to Appendix 2 of The Mead Corporation’s Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on March 9, 2001).

*10.1(c)

Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002 (incorporated by reference to Exhibit 10.3 of MWV’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.1(d)

Amendment to The Mead Corporation 1996 Stock Option Plan, effective January 23, 2007 (incorporated by reference to Exhibit 10.4 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.2(a)

Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Appendix A of RockTenn’s Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).

*10.2(b)	Amendment Number 1 to Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

*10.2(c)

WestRock Company Second Amended and Restated Annual Executive Bonus Plan (incorporated by reference to pages A-1 to A-3 of WestRock’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders filed with the SEC on December 19, 2017).

*10.3

Rock-Tenn Company Supplemental Retirement Savings Plan, effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 of RockTenn’s Registration Statement on Form S-8 filed on April 30, 2003, File No. 333-104870).

*10.4(a)	Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Current Report on Form 8-K filed on February 3, 2005).

*10.4(b)	Amendment Number 1 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10.4(c)	Amendment Number 2 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.4(d)	Amendment Number 3 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.4(e)	Amendment Number 4 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.4(f)	Amendment Number 5 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.5

MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007, January 1, 2009, February 28, 2011 and February 25, 2013 (incorporated by reference to Exhibit 10.1 of MWV’s Current Report on Form 8-K filed on April 25, 2013).

*10.6(a)

Amended and Restated Rock-Tenn Company Supplemental Retirement Savings Plan, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.4 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

*10.6(b)

Second Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan, effective as of November 16, 2007 (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

*10.6(c)

First Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan, effective as of October 1, 2011 (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.7(a)

MeadWestvaco Corporation Deferred Income Plan Restatement, effective January 1, 2007 (incorporated by reference to Exhibit 10.25 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.7(b)

First Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective September 1, 2013 (incorporated by reference to Exhibit 10.7(b) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.7(c)

Second Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective January 1, 2015 (incorporated by reference to Exhibit 10.7(c) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.7(d)

Third Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective July 1, 2015 (incorporated by reference to Exhibit 10.7(d) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.8

MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided (incorporated by reference to Exhibit 10.24 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.9

MeadWestvaco Corporation Retirement Restoration Plan, effective January 1, 2009, except as otherwise provided (incorporated by reference to Exhibit 10.26 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.10	Stock Option Awards in 2009 - Terms and Conditions (incorporated by reference to Exhibit 10.3 of MWV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.11	Service Based Restricted Stock Unit Awards in 2009 - Terms and Conditions (incorporated by reference to Exhibit 10.4 of MWV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.12

Rock-Tenn Company Supplemental Executive Retirement Plan Amended and Restated effective as of October 27, 2011(incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.13

Amended and Restated Rock-Tenn Company 2004 Incentive Stock Plan effective as of January 27, 2012 (incorporated by reference to Exhibit 10.1 of the RockTenn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

*10.14	Stock Option Awards (for 2012) (incorporated by reference to Exhibit 10.43 of MWV’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

*10.15	Summary of MeadWestvaco Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 of MWV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.16

Master Purchase and Sale Agreement, dated October 28, 2013, by and among MeadWestvaco Corporation, MWV Community Development and Land Management, LLC and MWV Community Development, Inc., as sellers, and Plum Creek Timberlands, L.P., Plum Creek Marketing, Inc., Plum Creek Land Company and Highland Mineral Resources, LLC, as purchasers, and Plum Creek Timber Company, Inc. (incorporated by reference to Exhibit 2.1 of MWV’s Current Report on Form 8-K filed on October 29, 2013).

*10.17	Summary of MeadWestvaco Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.51 of MWV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

*10.18

Amendments to Grants under the MeadWestvaco Corporation 2005 Performance Incentive Plan Amended and Restated Effective February 25, 2013 (2005 Performance Incentive Plan), effective January 27, 2014 (incorporated by reference to Exhibit 10.47 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.19

Sixth Amended and Restated Receivables Sale Agreement, dated July 22, 2016, among WestRock Company of Texas, WestRock Converting Company, WestRock Mill Company, LLC, WestRock - Southern Container, LLC, WestRock California, Inc., WestRock Minnesota Corporation, WestRock CP, LLC, WestRock - Solvay, LLC, WestRock - REX, LLC, WestRock - Graphics, Inc., WestRock Commercial, LLC, WestRock Packaging, Inc., WestRock Slatersville LLC, WestRock Consumer Packaging Group, LLC, WestRock Dispensing Systems, Inc., and WestRock Packaging Systems, LLC (incorporated by reference to Exhibit 10.20 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2016).

*10.20

Employment Agreement by and among RockTenn-Southern Container, LLC (successor-in-interest to Southern Container Corp.), Rock-Tenn Services Inc., and James B. Porter III, dated as of December 22, 2014, and effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2014).

*10.21	Summary of MeadWestvaco Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.51 of MWV’s quarterly report on Form 10-Q for the period ended March 31, 2015).

*10.22	Summary of MeadWestvaco Corporation 2015 Annual Incentive Plan (incorporated by reference to Exhibit 10.50 to MWV’s quarterly report on Form 10-Q for the period ended March 31, 2015).

10.23(a)

Seventh Amended and Restated Credit and Security Agreement, dated as of June 29, 2015 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the Lenders and Co-Agents from time to time party thereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent and as Funding Agent (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.23(b)

Eighth Amended and Restated Credit and Security Agreement, dated July 22, 2016, among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Cooperatieve Rabobank, U.A. (incorporated by reference to Exhibit 10.24(b) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2016).

*10.24

Letter Agreement between MeadWestvaco Corporation, Rock-Tenn Company and John A. Luke, Jr., dated June 30, 2015 (incorporated by reference to Exhibit 10.25 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.25(a)

Credit Agreement, dated as of July 1, 2015, among the Company, Rock-Tenn Company of Canada Holdings Corp./Compagnie de Holdings RockTenn du Canada Corp., certain subsidiaries of the Company from time to time party thereto as subsidiary borrowers, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

10.25(b)

Amendment No. 1, dated July 1, 2016, among WestRock Company, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp., the other Credit Parties, the Lenders thereto and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent for the Lenders to the Credit Agreement, dated July 1, 2015 (incorporated by reference to Exhibit 10.27.1 of WestRock’s Current Report on Form 8-K filed on July 7, 2016).

10.25(c)

Amendment No. 2, dated June 30, 2017, among WestRock Company, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp., the other Credit Parties, the Lenders thereto and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent for the Lenders to the Credit Agreement, dated July 1, 2015 (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.26

Credit Agreement, dated as of July 1, 2015, among RockTenn CP, LLC, Rock-Tenn Converting Company and MeadWestvaco Virginia Corporation, as borrowers, as the guarantors from time to time party thereto, the lenders from time to time party thereto and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

10.27

Fifth Amended and Restated Performance Undertaking, dated as of September 1, 2015, executed by Westrock RKT Company, as successor-in-interest to Rock-Tenn Company, and Westrock Company (incorporated by reference to Exhibit 10.29 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.28

WestRock Company 2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.30 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.29(a)

Uncommitted and Revolving Credit Line Agreement, dated November 2, 2015, between Sumitomo Mitsui Banking Corporation and WestRock Company (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015).

10.29(b)

Second Amendment, dated February 7, 2018, among WestRock Company, the guarantors named therein and Sumitomo Mitsui Banking Corporation to the Uncommitted and Revolving Credit Line Agreement, dated December 1, 2015 (incorporated by reference to Exhibit 10.6 of WestRock's Quarterly Report on Form 10-Q for the quarter ended March 31,2018).

*10.30	Employee Stock Purchase Plan, dated February 2, 2016 (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.31(a)	WestRock Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.31(b)

WestRock Company Amended and Restated 2016 Incentive Stock Plan (incorporated by reference to pages B-1 to B-14 of WestRock’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders filed with the SEC on December 19, 2017).

10.32

Uncommitted and Revolving Credit Line Agreement, dated February 11, 2016, between The Bank of Tokyo-Mitsubishi UFJ, Ltd. and WestRock Company (incorporated by reference to Exhibit 10.3 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.33

Uncommitted Line of Credit, dated March 4, 2016, between Cooperatieve Rabobank U.A., New York Branch and WestRock Company (incorporated by reference to Exhibit 10.4 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.34

Trust Agreement, dated May 6, 2016, among Ingevity Corporation, The Bank of New York Mellon Trust Company, N.A. and WestRock Company (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on May 11, 2016).

10.35

Covington Plant Services Agreement, dated May 11, 2016, between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on May 11, 2016).

10.36

Covington Plant Ground Lease Agreement, dated May 11, 2016, between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on May 11, 2016).

10.37	Tax Matters Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

10.38

Transition Services Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

10.39

Employee Matters Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

10.40

Crude Tall Oil and Black Liquor Soap Skimmings Agreement, dated January 2, 2016, between WestRock Shared Services, LLC and WestRock MWV, LLC, on the one hand, and Ingevity Corporation, on the other hand (incorporated by reference to Exhibit 10.4 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

10.41

Intellectual Property Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.5 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

@10.42

Commitment Agreement, dated September 8, 2016, among WestRock Company, Prudential Insurance Company of America and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.44 of WestRock’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016).

*10.43(a)

Amended and Restated Employment Agreement, dated January 1, 2008, between MeadWestvaco Corporation and Robert A. Feeser (incorporated by reference to Exhibit 99.1 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

*10.43(b)

Letter Agreement, dated December 12, 2016, between WestRock Company and Robert A. Feeser (incorporated by reference to Exhibit 99.2 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

*10.44

Employment Agreement, dated July 31, 2007, between Southern Container Corp. and Jeffrey W. Chalovich (incorporated by reference to Exhibit 99.3 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

10.45

Credit Agreement, dated as of May 15, 2017, by and among WestRock Company, as Parent, MWV Luxembourg S.À R.L. and WestRock Packaging Systems UK LTD., as Borrowers, the lenders party thereto, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, Coöperatieve Rabobank U.A., New York Branch, as Joint Lead Arranger and Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, TD Bank, N.A., and HSBC Bank USA, National Association as Joint Lead Arrangers and Co-Syndication Agents (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.46

Form of Dealer Agreement between WestRock Company, WestRock RKT Company, WestRock MWV, LLC and the Dealer thereto (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on November 2, 2017).

10.47

Credit Agreement, dated October 31, 2017, among WestRock Company, the subsidiaries of the Company from time to time party thereto, as borrowers, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on November 2, 2017).

10.48

Form of Dealer Agreement between WestRock Company, WestRock RKT Company, WestRock MWV, LLC and the Dealer thereto (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on November 2, 2017).

10.49

Credit Agreement, dated as of October 31, 2017, among WestRock Company, the subsidiaries of the Company from time to time party thereto, as borrowers, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on November 2, 2017).

10.50(a)

Credit Agreement, dated as of March 7, 2018, among Whiskey Holdco, Inc., as borrower, WestRock Company and its subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on March 9, 2018).

10.50(b)

Amendment No. 1 to the Credit Agreement, dated as of March 7, 2018, among WestRock Company, WestRock RKT Company, WestRock MWV, LLC, Wells Fargo Bank, National Association, and the lenders party thereto Amendment (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on March 9, 2018).

10.50(c)

Amendment No. 2 to the Credit Agreement, dated as of March 7, 2018, among WestRock Company, WestRock CP, LLC, WestRock Converting Company, WestRock Virginia Corporation, WestRock RKT Company, WestRock MWV, LLC, CoBank ACB and the voting participants party thereto (incorporated by reference to Exhibit 10.4 of WestRock’s Current Report on Form 8-K filed on March 9, 2018).

10.50(d)

Amendment No. 3 to the Credit Agreement, dated as of March 7, 2018, among WestRock Company, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp., WestRock RKT Company, WestRock MWV, LLC, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on March 9, 2018).

10.51

Credit Agreement, dated as of April 27, 2018, among WestRock Company, as parent, WRK Luxembourg S.à r.l., WRK International Holdings S.à r.l., Multi Packaging Solutions Limited and WestRock Packaging Systems Germany GmbH, as borrowers, the lenders party thereto and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on April 30, 2018).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

31.2

Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

^32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company, and by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Label Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Management contract or compensatory plan or arrangement.

†    Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. WestRock hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

@    Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Exchange Act. Confidential portions of this exhibit have been separately filed with the SEC.

P    Paper filing.

^In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTROCK COMPANY

Dated:	November 16, 2018	By:	/s/ STEVEN C. VOORHEES
Steven C. Voorhees
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN C. VOORHEES	Chief Executive Officer and President	November 16, 2018
Steven C. Voorhees	(Principal Executive Officer), Director

/s/ WARD H. DICKSON	Executive Vice President and Chief Financial Officer	November 16, 2018
Ward H. Dickson	(Principal Financial Officer)

/s/ KELLY C. JANZEN	Chief Accounting Officer	November 16, 2018
Kelly C. Janzen	(Principal Accounting Officer)

/s/ JOHN A. LUKE, JR.	Director, Non-Executive Chairman of the Board	November 16, 2018
John A. Luke, Jr.

/s/ COLLEEN F. ARNOLD	Director	November 16, 2018
Colleen F. Arnold

/s/ TIMOTHY J. BERNLOHR	Director	November 16, 2018
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 16, 2018
J. Powell Brown

/s/ MICHAEL E. CAMPBELL	Director	November 16, 2018
Michael E. Campbell

/s/ TERRELL K. CREWS	Director	November 16, 2018
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 16, 2018
Russell M. Currey

/s/ GRACIA C. MARTORE	Director	November 16, 2018
Gracia C. Martore

/s/ JAMES E. NEVELS	Director	November 16, 2018
James E. Nevels

/s/ TIMOTHY H. POWERS	Director	November 16, 2018
Timothy H. Powers

/s/ BETTINA M. WHYTE	Director	November 16, 2018
Bettina M. Whyte

/s/ ALAN D. WILSON	Director	November 16, 2018
Alan D. Wilson