Form 10-Q
period 2018-12-31
WestRock Co
filed 2019-02-08
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number 001-38736

WestRock Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1880617
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Abernathy Road NE, Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (770) 448-2193

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 25, 2019
Common Stock, $0.01 par value	255,372,759

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2018	2017

Net sales	$4,327.4	$3,894.0
Cost of goods sold	3,545.6	3,120.5
Selling, general and administrative, excluding intangible amortization	400.9	380.8
Selling, general and administrative intangible amortization	92.9	72.5
(Gain) loss on disposal of assets	(43.8)	1.1
Multiemployer pension withdrawals	—	180.0
Land and Development impairments	—	27.6
Restructuring and other costs	54.4	16.3
Operating profit	277.4	95.2
Interest expense, net	(94.4)	(64.8)
Loss on extinguishment of debt	(1.9)	(1.0)
Pension and other postretirement non-service income	17.3	24.6
Other (expense) income, net	(2.7)	2.5
Equity in income of unconsolidated entities	6.8	3.8
Income before income taxes	202.5	60.3
Income tax (expense) benefit	(62.7)	1,073.2
Consolidated net income	139.8	1,133.5
Less: Net (income) loss attributable to noncontrolling interests	(0.7)	1.6
Net income attributable to common stockholders	$139.1	$1,135.1

Basic earnings per share attributable to common stockholders	$0.55	$4.45
Diluted earnings per share attributable to common stockholders	$0.54	$4.38

Basic weighted average shares outstanding	254.8	255.0
Diluted weighted average shares outstanding	259.5	259.2

Cash dividends paid per common share	$0.455	$0.43

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2018	2017

Consolidated net income	$139.8	$1,133.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss	(64.9)	(41.9)
Derivatives:
Deferred loss on cash flow hedges	—	(0.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	0.5
Unrealized gain on available for sale security	—	0.8
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	4.9	3.3
Prior service cost arising during the period	—	(2.7)
Amortization and settlement recognition of prior service cost, included in pension cost	0.5	—
Other comprehensive loss, net of tax	(59.5)	(40.1)
Comprehensive income	80.3	1,093.4
Less: Comprehensive (income) loss attributable to noncontrolling interests	(0.7)	1.4
Comprehensive income attributable to common stockholders	$79.6	$1,094.8

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	December 31, 2018	September 30, 2018

ASSETS
Current assets:
Cash and cash equivalents	$260.7	$636.8
Accounts receivable (net of allowances of $47.9 and $49.7)	2,315.5	2,010.7
Inventories	2,101.8	1,829.6
Other current assets	508.9	248.5
Assets held for sale	39.1	59.5
Total current assets	5,226.0	4,785.1
Property, plant and equipment, net	10,969.7	9,082.5
Goodwill	7,320.3	5,577.6
Intangibles, net	4,352.0	3,122.0
Restricted assets held by special purpose entities	1,279.4	1,281.0
Prepaid pension asset	428.4	420.0
Other assets	1,091.1	1,092.3
Total Assets	$30,666.9	$25,360.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$1,092.8	$740.7
Accounts payable	1,679.5	1,716.8
Accrued compensation and benefits	365.2	399.3
Other current liabilities	592.4	476.5
Total current liabilities	3,729.9	3,333.3
Long-term debt due after one year	9,728.0	5,674.5
Pension liabilities, net of current portion	253.3	261.3
Postretirement benefit liabilities, net of current portion	139.0	134.8
Non-recourse liabilities held by special purpose entities	1,151.6	1,153.7
Deferred income taxes	2,932.6	2,321.5
Other long-term liabilities	1,113.2	994.8
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	3.8	4.2
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 255.2 million and 253.5 million shares outstanding at December 31, 2018 and September 30, 2018, respectively	2.6	2.5
Capital in excess of par value	10,720.6	10,588.9
Retained earnings	1,635.3	1,573.3
Accumulated other comprehensive loss	(754.8)	(695.3)
Total stockholders’ equity	11,603.7	11,469.4
Noncontrolling interests	11.8	13.0
Total equity	11,615.5	11,482.4
Total Liabilities and Equity	$30,666.9	$25,360.5

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2018	2017

Number of Shares of Common Stock Outstanding:
Balance at beginning of fiscal year	253.5	254.5
Shares issued under restricted stock plan	0.3	—
Issuance of common stock, net of stock received for minimum tax withholdings (1)	2.4	0.4
Purchases of common stock	(1.0)	—
Balance at end of fiscal year	255.2	254.9
Common Stock:
Balance at beginning of fiscal year	$2.5	$2.5
Issuance of common stock, net of stock received for minimum tax withholdings (1)	0.1	—
Balance at end of fiscal year	2.6	2.5
Capital in Excess of Par Value:
Balance at beginning of fiscal year	10,588.9	10,624.9
Compensation expense under share-based plans	17.9	14.3
Issuance of common stock, net of stock received for minimum tax withholdings (1)	84.8	12.5
Fair value of share-based awards issued in business combinations	70.8	—
Purchases of common stock	(41.8)	—
Balance at end of fiscal year	10,720.6	10,651.7
Retained Earnings:
Balance at beginning of fiscal year	1,573.3	172.4
Adoption of revenue from contracts with customers standard	43.5	—
Net income attributable to common stockholders	139.1	1,135.1
Dividends declared (per share - $0.455 and $0.43) (2)	(117.8)	(110.7)
Issuance of common stock, net of stock received for minimum tax withholdings	(0.4)	—
Purchases of common stock	(2.4)	—
Balance at end of fiscal year	1,635.3	1,196.8
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(695.3)	(457.3)
Other comprehensive loss, net of tax	(59.5)	(40.3)
Balance at end of fiscal year	(754.8)	(497.6)
Total Stockholders’ equity	11,603.7	11,353.4
Noncontrolling Interests: (3)
Balance at beginning of fiscal year	13.0	43.6
Net income (loss)	0.3	(1.1)
Contributions	0.2	—
Distributions and adjustments to noncontrolling interests	(1.7)	(2.3)
Balance at end of fiscal year	11.8	40.2
Total equity	$11,615.5	$11,393.6

(1)

Included in the issuance of common stock in the three months ended December 31, 2018 is the issuance of approximately 1.6 million shares of Common Stock (as hereinafter defined) valued at $70.1 million in connection with the KapStone Acquisition (as hereinafter defined).

(2)

Includes cash dividends paid, dividend equivalent units on certain restricted stock awards and dividends declared but unpaid related to the shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone Container Corporation (“Smurfit-Stone”) bankruptcy claims.

(3)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the Condensed Consolidated Balance Sheets.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2018	2017
Operating activities:
Consolidated net income	$139.8	$1,133.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	359.1	306.2
Cost of real estate sold	11.0	7.6
Deferred income tax expense (benefit)	14.3	(1,234.6)
Share-based compensation expense	17.4	14.6
Pension and other postretirement funding (more) than expense (income)	(12.8)	(23.9)
Multiemployer pension withdrawals	—	180.0
Land and Development impairments	—	27.6
Other impairment adjustments	2.8	6.4
Gain on disposal of plant and equipment and other, net	(43.2)	—
Other	(18.3)	(23.0)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	169.7	(28.9)
Inventories	(71.4)	(74.0)
Other assets	(17.8)	3.4
Accounts payable	(148.5)	(89.4)
Income taxes	(11.5)	118.2
Accrued liabilities and other	(87.5)	(78.3)
Net cash provided by operating activities	303.1	245.4
Investing activities:
Capital expenditures	(322.0)	(214.1)
Cash (paid) received related to business combinations, net of cash acquired	(3,342.9)	3.4
Cash receipts on sold trade receivables	—	116.6
Investment in unconsolidated entities	—	(110.7)
Proceeds from sale of property, plant and equipment	88.0	12.1
Proceeds from property, plant and equipment insurance settlement	—	1.5
Other	4.1	0.6
Net cash used for investing activities	(3,572.8)	(190.6)
Financing activities:
Proceeds from issuance of notes	1,498.5	—
Additions to revolving credit facilities	133.6	87.6
Additions to debt	3,806.1	475.3
Repayments of debt	(2,847.9)	(1,050.6)
Changes in commercial paper, net	447.7	554.7
Other financing additions (repayments), net	14.6	(13.5)
Issuances of common stock, net of related minimum tax withholdings	12.9	11.4
Purchases of common stock	(44.2)	—
Cash dividends paid to stockholders	(116.1)	(109.6)
Cash distributions paid to noncontrolling interests	(2.2)	(1.5)
Other	(6.4)	0.7
Net cash provided by (used for) financing activities	2,896.6	(45.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.0)	(1.0)
(Decrease) increase in cash, cash equivalents and restricted cash	(376.1)	8.3
Cash, cash equivalents and restricted cash at beginning of period	636.8	304.0
Cash, cash equivalents and restricted cash at end of period	$260.7	$312.3

	Three Months Ended
	December 31,
(In millions)	2018	2017

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$55.8	$41.8
Interest, net of amounts capitalized	$25.0	$27.2

Supplemental schedule of non-cash investing and financing activities:

	Three Months Ended
	December 31,
(In millions)	2018	2017

Non-cash investing activities:
Deferred purchase price of trade receivables sold	$—	$110.8

Liabilities assumed in the three months ended December 31, 2018 primarily relate to the KapStone Acquisition (as hereinafter defined). See “Note 3. Acquisitions” for more information.

Three Months Ended
December 31,
(In millions)	2018

Fair value of assets acquired, including goodwill	$5,910.2
Cash consideration for the purchase of businesses, net of cash acquired	(3,343.8)
Stock issued for the purchase of a business	(70.1)
Fair value of share-based awards issued in the purchase of a business	(70.8)
Deferred payments	16.6
Liabilities assumed	$2,442.1

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Period Ended December 31, 2018

(Unaudited)

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

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

Note 1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2018 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “Fiscal 2018 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three months ended December 31, 2018 and December 31, 2017, our comprehensive income for the three months ended December 31, 2018 and December 31, 2017, our financial position at December 31, 2018 and September 30, 2018, our cash flows for the three months ended December 31, 2018 and December 31, 2017, and our statement of equity for the three months ended December 31, 2018 and December 31, 2017.

On October 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, which is codified in Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” (“ASC 606”). See “Note 2. Revenue Recognition” for more information on the impact of adoption of ASC 606.

We adopted ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on October 1, 2018 on a retrospective basis. During the first quarter of fiscal 2019, upon the adoption of this ASU, we began presenting the non-service components of our pension and other postretirement income separately from the service cost components and outside the subtotal of operating profit. For the three months ended December 31, 2017, we reclassified $24.6 million to “Pension and other postretirement non-service income”, which was previously reported in “Cost of goods sold” for $10.0 million and “Selling, general and administrative, excluding intangible amortization” for $14.6 million on our condensed consolidated statements of income.

We adopted the provisions of ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments” on October 1, 2018 on a retrospective basis. The adoption resulted in a change in classification of proceeds received for beneficial interests obtained for transferring trade receivables in securitization transactions as investing activities instead of operating activities in the statement of cash flows. Although this aspect of the ASU does not have a material effect on our consolidated financial statements on a prospective basis (from October 1, 2018) because the creation of beneficial interest was eliminated under the terms of our A/R Sales Agreement (as defined herein) effective as of September 25, 2018, we have applied the provisions of this ASU retrospectively to prior years. As a result, cash provided by operating activities for the three months ended December 31, 2017 decreased by $116.6 million with a corresponding increase to cash provided by investing activities. The other provisions of ASU 2016-15 did not have a material impact on our condensed consolidated statements of cash flows.

We adopted the provisions of ASU 2016-18, “Restricted Cash” on October 1, 2018 on a retrospective basis. As a result of the adoption, we began including amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

amounts shown on the condensed consolidated statements of cash flows. Due to the minimal amount of restricted cash on our condensed consolidated balance sheets, the impact was not material.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with our Fiscal 2018 Form 10-K. The results for the three months ended December 31, 2018 are not necessarily indicative of results that may be expected for the full year.

Significant Accounting Policies

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for a summary of our significant accounting policies.

Recent Accounting Developments

New Accounting Standards - Recently Adopted

See “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards - Recently Adopted” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for information on new accounting standards adopted on October 1, 2018. Other than as discussed in the Basis of Presentation section above, the adoption of those standards did not have a material effect on our consolidated financial statements.

New Accounting Standards - Recently Issued

See “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards - Recently Issued” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for information on new accounting standards issued prior to the beginning of fiscal 2019 but not yet adopted and where we do not expect that the adoption will have a material effect on our consolidated financial statements. Refer below for new accounting standards for which (i) we are in the process of evaluating the impact on our financial statements or (ii) we have determined that the new standard could have a material impact on our consolidated financial statements.

In October 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which provides targeted amendments to ASC 808, “Collaborative arrangements” (“ASC 808”) and ASC 606. The amendments in this ASU require transactions between participants in a collaborative arrangement to be accounted for under ASC 606 when the counterparty is a customer. The ASU precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The ASU also amends ASC 808 to refer to the unit-of-account guidance in ASC 606 and requires it to be used only when assessing whether a transaction is in scope of ASC 606. This ASU is effective for fiscal years ending after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In October 2018, the FASB issued ASU 2018-17 “Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities.” The ASU changes how all entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety, as currently required under generally accepted accounting principles in the United States (“GAAP”). This ASU is effective for fiscal years ending after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In August 2018, the FASB issued ASU 2018-14 “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans”. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. These provisions will be applied retrospectively. This ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in the period of adoption or retrospectively in each period in which the effect of the change in the United States (“U.S.”) federal corporate income tax rate in the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) (or portion thereof) is recorded. The ASU requires financial statement preparers to disclose (i) a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income; (ii) whether they elect to reclassify the stranded income tax effects from the Tax Act; and (iii) information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of ASC 220, “Income Statement – Reporting Comprehensive Income”, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this ASU but do not expect this provision to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting”, that adds the overnight index rate based on the Secured Overnight Financing Rate to the list of US benchmark interest rates in ASC 815 that are eligible to be hedged. The provisions of ASU 2017-12 and ASU 2018-16 are concurrently effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of ASU 2017-12 and ASU 2018-16 but do not expect these provisions to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Prior to the FASB issuing ASU 2018-11 “Leases”, entities were required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

period of adoption. Consequently, the comparative periods presented in the financial statements would continue to be in accordance with current GAAP. In December 2018, the FASB issued ASU 2018-20 “Leases: Narrow-scope Improvements for Lessors” to help lessors apply ASC 842, which allows lessors to make an accounting policy election not to evaluate sales taxes and other similar taxes collected from lessees, requires lessors to exclude from variable payments certain lessor costs paid directly by lessee to third parties on the lessor’s behalf and provides clarification on variable payments allocated to lease and non-lease components. While we have not completed our assessment, we expect that the adoption of ASC 842 as of October 1, 2019 will result in recording additional assets and liabilities not previously reflected on our consolidated balance sheets, but we do not expect the adoption to have a material impact on the recognition, measurement, or presentation of lease expenses within the consolidated statements of income or the consolidated statements of cash flows.

Note 2.Revenue Recognition

We adopted ASC 606 and all related amendments on October 1, 2018 using the modified retrospective method.  We recorded the transition adjustment to the opening balance of retained earnings to account for the cumulative effect of adopting ASC 606. Since we used the modified retrospective method, we have not restated comparative information, which continues to be reported under the accounting standard in effect for those periods.

We manufacture certain customized products that (i) have no alternative use to us (since they are made to specific customer orders), and (ii) we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these products, including a reasonable profit. For manufactured products that meet these two criteria, we now recognize revenue “over time”. This results in (i) revenue recognition prior to the date of shipment or title transfer for these products and (ii) increases the contract asset (unbilled receivables) balance with a corresponding reduction in finished goods inventory on our balance sheet. Due to the recurring nature of our sales of these customized products, the impact of adopting ASC 606 is not expected to have a material impact on our condensed consolidated financial statements in future periods.

The transition adjustment resulted in revenue acceleration of $183.7 million with a corresponding acceleration of cost of $133.4 million. Thus, the net increase to opening balance of retained earnings was $43.5 million (net of tax expense of $6.8 million) as of October 1, 2018 due to the cumulative impact of adopting the new revenue standard. The adoption of ASC 606 had the following impact on our condensed consolidated financial statements:

Condensed Consolidated Statement of Income

	Three Months Ended December 31, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Net sales	$4,327.4	$4,335.5	$(8.1)
Cost of goods sold	$3,545.6	$3,554.6	$(9.0)
Income tax expense	$(62.7)	$(62.5)	$(0.2)
Consolidated net income	$139.8	$139.1	$0.7

Condensed Consolidated Balance Sheet

	December 31, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Inventories	$2,101.8	$2,238.0	$(136.2)
Other current assets	$508.9	$320.3	$188.6
Other current liabilities	$592.4	$592.2	$0.2
Retained earnings	$1,635.3	$1,591.1	$44.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidated Statement of Cash Flows

	Three Months Ended December 31, 2018
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Consolidated net income	$139.8	$139.1	$0.7
Other assets	$(17.8)	$(25.9)	$8.1
Inventories	$(71.4)	$(62.4)	$(9.0)
Income taxes	$(11.5)	$(11.7)	$0.2

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The table below disaggregates our revenue by geographical market and product type (segment).

	Three Months Ended December 31, 2018
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,606.5	$1,247.0	$13.9	$(38.1)	$3,829.3
South America	108.8	19.5	—	—	128.3
Europe	—	269.3	—	—	269.3
Asia Pacific	18.5	83.0	—	(1.0)	100.5
Total (1)	$2,733.8	$1,618.8	$13.9	$(39.1)	$4,327.4

(1)	Net sales are attributed to geographical markets based on the location of the seller.

Revenue Contract Balances

Contract assets are rights to consideration in exchange for goods that we have transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are reduced when title and risk of loss passes to the customer. Contract liabilities represent obligations to transfer goods or services to a customer for which we have received consideration. Contract liabilities are reduced once control of the goods is transferred to the customer.

The opening and closing balances of our contract assets and contract liabilities are as follows. Contract assets and contract liabilities are aggregated within Other current assets and Other current liabilities, respectively, on the condensed consolidated balance sheet.

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2018	$183.7	$7.9
Impact of acquisition	13.0	—
Ending balance - December 31, 2018	188.6	10.2
(Decrease) / increase	$(8.1)	$2.3

Performance Obligations and Significant Judgments

We primarily derive revenue from fixed consideration. Certain contracts may also include variable consideration, typically in the form of cash discounts and volume rebates. If a contract with a customer includes variable consideration, we estimate the expected cash discounts and other customer refunds based on historical experience.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We concluded this method is consistent with the most likely amount method under ASC 606 and this method allows us to make the best estimate of the consideration we will be entitled to from customers.

Contracts or purchase orders with customers could include a single type of product or multiple types/grades of products. Regardless, the contracted price with the customer is agreed to at the individual product level outlined in the customer contracts or purchase orders. Management has concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

Practical Expedients and Exemptions

As permitted by the standard, we elected to use certain practical expedients. We treat shipping and handling activities as fulfillment activities. We treat costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset we would recognize is one year or less. We do not record interest income when the difference in timing of control transfer and customer payment is one year or less. The election of these practical expedients results in accounting treatments that we believe are consistent with our historical accounting policies and, therefore, these elections and expedients do not have a material impact on comparability of our financial statements.

Note 3.	Acquisitions

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. See “Note 2. Mergers, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for information about our prior year acquisitions or investment. No changes in the three months ended December 31, 2018 to our fiscal 2018 provisional fair value estimates of assets and liabilities assumed in acquisitions have been significant, and we do not anticipate future changes to these acquisitions to be significant.

 KapStone Acquisition

On November 2, 2018, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 28, 2018, among WRKCo Inc. (formerly known as WestRock Company), which we refer to as “WRKCo”, KapStone Paper and Packaging Corporation (“KapStone”), the Company (formerly known as Whiskey Holdco, Inc.), Whiskey Merger Sub, Inc. and Kola Merger Sub, Inc., the Company acquired all of the outstanding shares of KapStone through a transaction in which: (i) Whiskey Merger Sub, Inc. merged with and into WRKCo, with WRKCo surviving such merger as a wholly owned subsidiary of Company (the “WestRock Merger”) and (ii) Kola Merger Sub, Inc. merged with and into KapStone, with KapStone surviving such merger as a wholly owned subsidiary of the Company (the “KapStone Merger” and, together with the WestRock Merger, the “KapStone Acquisition”). Effective as of the effective time of the KapStone Acquisition (the “Effective Time”), Whiskey Holdco, Inc. changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”

KapStone is a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owns Victory Packaging, a packaging solutions distribution company with facilities in the U.S., Canada and Mexico. We have included the financial results of KapStone in our Corrugated Packaging segment since the date of the acquisition.

Pursuant to the KapStone Acquisition, at the Effective Time (a) each issued and outstanding share of common stock, par value $0.01 per share, of WRKCo (“WRKCo common stock”) was converted into one share of common stock, par value $0.01 per share, of the Company (“Company common stock”) and (b) each issued and outstanding share of common stock, par value $0.0001 per share, of KapStone (“KapStone common stock”) (other than shares of KapStone common stock owned by (i) KapStone or any of its subsidiaries or (ii) any KapStone stockholder who properly exercised appraisal rights with respect to its shares of KapStone common stock in accordance with Section 262 of the Delaware General Corporation Law) was automatically canceled and converted into the right to receive (1) $35.00 per share in cash, without interest (the “Cash Consideration”), or, at the election of the holder of such share of KapStone common stock, (2) 0.4981 shares of Company common stock (the “Stock Consideration”) and cash in lieu of fractional shares, subject to proration procedures designed to ensure that the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Consideration would be received in respect of no more than 25% of the shares of KapStone common stock issued and outstanding immediately prior to the Effective Time (the “Maximum Stock Amount”). Each share of KapStone common stock in respect of which a valid election of Stock Consideration was not made by 5:00 p.m. New York City time on September 5, 2018 was converted into the right to receive the Cash Consideration. KapStone stockholders elected to receive Stock Consideration that was less than the Maximum Stock Amount and no proration was required.

The consideration for the KapStone Acquisition was $4.9 billion including debt assumed, a long-term financing obligation and an estimate of equity awards to be replaced with WestRock equity awards with identical terms. As a result, KapStone stockholders received in the aggregate approximately $3.3 billion in cash and 1.6 million shares of WestRock common stock with a value of approximately $70.1 million, or approximately 0.6% of the issued and outstanding shares of WestRock common stock immediately following the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, the Company assumed any outstanding awards granted under the equity-based incentive plans of WRKCo and KapStone (including the shares underlying such awards), the award agreements evidencing the grants of such awards and, in the case of the WRKCo equity-based incentive plans, the remaining shares available for issuance under the applicable plan, in each case subject to adjustments to such awards in the manner set forth in the Merger Agreement. Included in the consideration was approximately $70.8 million related to outstanding KapStone equity awards that were replaced with WestRock equity awards with identical terms for pre-combination service. The amount related to post-combination service will be expensed over the remaining service period of the awards.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, finalizing third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; therefore, the allocation of the purchase price is preliminary and subject to material revision.

Opening balance effective November 2, 2018 (in millions):

Cash and cash equivalents	$8.6
Current assets, excluding cash and cash equivalents	878.9
Property, plant and equipment, net	1,910.3
Goodwill	1,755.0
Intangible assets	1,336.1
Other long-term assets	27.9
Total assets acquired	5,916.8

Current portion of debt	33.3
Current liabilities	337.5
Long-term debt due after one year	1,333.4
Accrued pension and other long-term benefits	9.8
Deferred income taxes	609.7
Other long-term liabilities	118.4
Total liabilities assumed	2,442.1
Net assets acquired	$3,474.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration and other synergistic opportunities), the assembled work force of KapStone as well as due to establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes.

The following table summarizes the weighted average life and the allocation to intangible assets recognized in the KapStone Acquisition, excluding goodwill (in millions):

	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	11.6	$1,270.0
Trademarks and tradenames	17.0	56.9
Favorable contracts	5.9	9.2
Total	11.8	$1,336.1

None of the intangibles has significant residual value. The intangibles are expected to be amortized over estimated useful lives ranging from one to 20 years based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable.

Note 4.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $54.4 million for the three months ended December 31, 2018 and $16.3 million for the three months ended December 31, 2017. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition, divestiture or integration can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended
	December 31,
	2018	2017
Restructuring	$25.7	$4.4
Other	28.7	11.9
Restructuring and other costs	$54.4	$16.3

Restructuring

Our restructuring charges are primarily associated with plant closures and employee costs due to merger and acquisition-related workforce reductions. When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee-related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value when sold. At the time of each announced closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three months ended December 31, 2018 and 2017, the cumulative recorded amount since we started the initiatives, and our estimate of the total we expect to incur (in millions):

	Three Months Ended
	December 31,
	2018	2017	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$3.1	$0.6	$198.3	$198.3
Severance and other employee costs	6.6	1.1	43.5	43.7
Equipment and inventory relocation costs	0.4	1.5	6.3	7.2
Facility carrying costs	1.1	0.8	29.4	31.7
Other costs	—	(0.3)	12.8	13.2
Restructuring total	$11.2	$3.7	$290.3	$294.1

Consumer Packaging

Net property, plant and equipment costs	$—	$1.0	$40.9	$40.9
Severance and other employee costs	(0.1)	(1.9)	40.6	40.8
Equipment and inventory relocation costs	0.3	0.4	7.4	7.6
Facility carrying costs	(0.2)	0.4	2.4	2.8
Other costs	0.5	(0.3)	22.9	22.9
Restructuring total	$0.5	$(0.4)	$114.2	$115.0

Land and Development

Net property, plant and equipment costs	$—	$—	$1.8	$1.8
Severance and other employee costs	(0.1)	0.4	13.7	13.7
Other costs	—	—	3.0	3.0
Restructuring total	$(0.1)	$0.4	$18.5	$18.5

Corporate

Net property, plant and equipment costs	$—	$—	$1.4	$1.4
Severance and other employee costs	14.2	0.2	114.8	114.8
Other costs	(0.1)	0.5	15.4	15.4
Restructuring total	$14.1	$0.7	$131.6	$131.6

Total

Net property, plant and equipment costs	$3.1	$1.6	$242.4	$242.4
Severance and other employee costs	20.6	(0.2)	212.6	213.0
Equipment and inventory relocation costs	0.7	1.9	13.7	14.8
Facility carrying costs	0.9	1.2	31.8	34.5
Other costs	0.4	(0.1)	54.1	54.5
Restructuring total	$25.7	$4.4	$554.6	$559.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have defined “Net property, plant and equipment costs” as used in this Note 4 as property, plant and equipment write-downs, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies on such assets, if any.

Other Costs

Our other costs consist of acquisition, divestiture and integration costs. We incur costs when we acquire or divest businesses. Acquisition costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting and other professional or consulting fees, as well as potential litigation costs associated with those activities. We incur integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. Divestiture costs consist primarily of similar professional fees. We consider acquisition, divestiture and integration costs to be Corporate costs regardless of the segment or segments involved in the transaction.

The following table presents our acquisition, divestiture and integration costs (in millions):

	Three Months Ended
	December 31,
	2018	2017
Acquisition costs	$24.0	$1.9
Divestiture costs	0.1	0.3
Integration costs	4.6	9.7
Other total	$28.7	$11.9

The following table summarizes the changes in the restructuring accrual, which are primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our Condensed Consolidated Statements of Income (in millions):

	Three Months Ended
	December 31,
	2018	2017
Accrual at beginning of fiscal year	$31.6	$47.4
Additional accruals	16.6	2.0
Payments	(9.8)	(8.6)
Adjustment to accruals	(1.9)	(3.7)
Foreign currency rate changes	0.2	(0.3)
Accrual at December 31	$36.7	$36.8

Reconciliation of accruals and charges to restructuring and other costs (in millions):
	Three Months Ended
	December 31,
	2018	2017
Additional accruals and adjustments to accruals (see table above)	$14.7	$(1.7)
Acquisition costs	24.0	1.9
Integration costs	4.6	9.7
Divestiture costs	0.1	0.3
Net property, plant and equipment	3.1	1.6
Severance and other employee costs	5.8	0.4
Equipment and inventory relocation costs	0.7	1.9
Facility carrying costs	0.9	1.2
Other costs	0.5	1.0
Total restructuring and other costs	$54.4	$16.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5.	Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. See “Note 4. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for more information regarding our involvement with retirement plans.

In connection with the KapStone Acquisition, the KapStone Paper and Packaging Corporation Defined Benefit Retirement Plan assigned the role of plan sponsor to WestRock. On December 31, 2018, WestRock merged the KapStone Paper and Packaging Corporation Defined Benefit Retirement Plan into the WestRock Company Consolidated Pension Plan. Upon the merger, the terms and provisions of the legacy KapStone plan were incorporated into the WestRock Company Consolidated Pension Plan.

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During the three months ended December 31, 2017, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and recorded an estimated withdrawal liability of $180.0 million at that time. The estimated withdrawal liability assumed payments over 20 years, discounted at a credit adjusted risk-free rate. We expect PIUMPF’s demand related to the withdrawal will include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. We reserve the right to challenge any portion of the demand, including any portion related to the accumulated funding deficiency. The estimated withdrawal liability noted above excludes the potential impact of a future mass withdrawal of other employers from PIUMPF, which is not considered probable or reasonably estimable at this time. Due to the absence of specific information regarding matters such as PIUMPF’s current financial situation, our estimate is subject to revision. In addition, in the third quarter of fiscal 2018, we submitted formal notification to withdraw from the Central States, Southeast and Southwest Areas Pension Plan and recorded an estimated withdrawal liability of $4.2 million on a discounted basis. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate. At December 31, 2018 and September 30, 2018, we had withdrawal liabilities recorded of $239.4 million and $247.8 million, respectively.

See “Note 4. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for more information regarding our involvement with MEPPs.

The following table presents a summary of the components of net pension (income) cost (in millions):

	Three Months Ended
	December 31,
	2018	2017
Service cost	$10.9	$11.6
Interest cost	56.5	50.9
Expected return on plan assets	(82.9)	(82.1)
Amortization of net actuarial loss	7.0	4.6
Amortization of prior service cost	1.3	1.1
Company defined benefit plan income	(7.2)	(13.9)
Multiemployer pension withdrawals	—	180.0
Multiemployer and other plans	0.2	0.8
Net pension (income) cost	$(7.0)	$166.9

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the three months ended December 31, 2018, we made contributions to our qualified and supplemental defined benefit pension plans of $4.0 million, and for the three months ended December 31, 2017, we made contributions of $8.5 million.

The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended
	December 31,
	2018	2017
Service cost	$0.3	$0.4
Interest cost	1.9	2.0
Amortization of net actuarial gain	(0.4)	—
Amortization of prior service credit	(0.7)	(1.1)
Net postretirement cost	$1.1	$1.3

During the three months ended December 31, 2018, we funded an aggregate of $2.7 million, and for the three months ended December 31, 2017, we funded an aggregate of $2.8 million to our other postretirement benefit plans.

Note 6.	Income Taxes

The effective tax rate for the three months ended December 31, 2018 was an expense of 31.0%. The effective tax rate for the three months ended December 31, 2018 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, (iv) the inclusion of global intangible low-taxed provision income (“GILTI”), offset by the foreign derived intangible income (“FDII”) deduction, (v) the limitation of certain transaction costs and (vi) the increase of deferred tax liabilities in certain state jurisdictions, partially offset by the inclusion of research and development tax credits and an adjustment of the valuation allowance against net operating losses of foreign subsidiaries.

The effective tax rate for the three months ended December 31, 2017 was a benefit of 1,779.8%. It was lower than the statutory federal rate primarily due to (i) the initial provisional amount related to the enactment of the Tax Act (as defined below) and (ii) the domestic production deduction, partially offset by (iii) the inclusion of state taxes and (iv) the exclusion of tax benefits related to losses recorded by certain foreign operations.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to registrants associated with accounting for the income taxes related to the Tax Act. SAB 118 provided for a one-year measurement period to complete the accounting for the tax effects of the Tax Act, which ended on December 22, 2018. As such, we recorded provisional amounts related to the deemed repatriation tax and remeasurement of deferred tax assets and liabilities during fiscal 2018. During the first quarter of fiscal 2019, we completed the accounting for the income tax effect related to the Tax Act. We made the following adjustments to the provisional amounts: (i) a $0.4 million tax expense from the true up and revaluation of deferred tax assets and liabilities to reflect the new tax rate and (ii) an additional $3.7 million tax expense, as a result of the refinement to the transition tax provisional liability. We have reclassified the transition tax liability for financial statement purposes to a reserve for uncertain tax position due to uncertainty in the realizability of certain foreign earnings and profits deficits. See “Note 5. Income Taxes” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for additional information regarding the Tax Act.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the changes in the reserve for uncertain tax positions during the three months ended December 31, 2018:

Balance at beginning of fiscal year	$127.1
Additions related to purchase accounting (1)	1.0
Additions for tax positions taken in current year (2)	100.2
Additions for tax positions taken in prior fiscal years	1.0
Additions for currency translation adjustments	0.8
Reductions as a result of a lapse of the applicable statute of limitations	(0.7)
Balance at December 31, 2018	$229.4

(1)	Adjustment in fiscal 2019 relates to the KapStone Acquisition.
(2)	Additions for tax positions taken in current fiscal year includes primarily positions taken related to foreign subsidiaries.

Beginning in fiscal 2019, the Tax Act imposed a provision for GILTI that is a tax on certain foreign subsidiaries’ earnings. We have elected to treat GILTI taxes as a current period expense, if and when incurred.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7. Segment Information

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, folding carton, beverage and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. Effective in the first quarter of fiscal 2019, we aligned our financial results for all periods presented to move our merchandising displays operations from our Consumer Packaging segment to our Corrugated Packaging segment and to allocate certain previously non-allocated costs and certain pension and other postretirement non-service income to our reportable segments. Separately, in the first quarter of fiscal 2019 we began conducting our recycling operations primarily as a procurement function and, as a result, no recycling net sales are recorded and the margin from the operations reduces cost of goods sold. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

The following table shows selected operating data for our segments (in millions):

	Three Months Ended
	December 31,
	2018	2017
Net sales (aggregate):
Corrugated Packaging	$2,733.8	$2,319.7
Consumer Packaging	1,618.8	1,601.3
Land and Development	13.9	11.4
Total	$4,366.5	$3,932.4
Less net sales (intersegment):
Corrugated Packaging	$18.0	$19.4
Consumer Packaging	21.1	19.0
Total	$39.1	$38.4
Net sales (unaffiliated customers):
Corrugated Packaging	$2,715.8	$2,300.3
Consumer Packaging	1,597.7	1,582.3
Land and Development	13.9	11.4
Total	$4,327.4	$3,894.0
Segment income:
Corrugated Packaging	$246.8	$269.9
Consumer Packaging	76.9	94.2
Land and Development	0.7	(0.7)
Segment income	324.4	363.4
Gain on sale of certain closed facilities	50.5	—
Multiemployer pension withdrawals	—	(180.0)
Land and Development impairments	—	(27.6)
Restructuring and other costs	(54.4)	(16.3)
Non-allocated expenses	(19.0)	(15.9)
Interest expense, net	(94.4)	(64.8)
Loss on extinguishment of debt	(1.9)	(1.0)
Other (expense) income, net	(2.7)	2.5
Income before income taxes	$202.5	$60.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	December 31, 2018	September 30, 2018
Identifiable assets:
Corrugated Packaging	$16,438.7	$11,069.6
Consumer Packaging	11,437.5	11,511.1
Land and Development	47.6	49.1
Assets held for sale	39.1	59.5
Corporate	2,704.0	2,671.2
Total	$30,666.9	$25,360.5

The changes in the carrying amount of goodwill during the three months ended December 31, 2018 is as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Total
Balance as of September 30, 2018
Goodwill	$1,966.8	$3,653.6	$5,620.4
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	1,966.7	3,610.9	5,577.6
Goodwill acquired	1,755.0	—	1,755.0
Purchase price allocation adjustments	0.9	—	0.9
Translation adjustments	2.8	(16.0)	(13.2)
Balance as of December 31, 2018
Goodwill	3,725.5	3,637.6	7,363.1
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	$3,725.4	$3,594.9	$7,320.3

Note 8.	Inventories

We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined by last-in first-out (“LIFO”). We value all other inventories at the lower of cost and net realizable value, with cost determined using methods that approximate cost computed on a first-in first-out (“FIFO”) basis. These other inventories represent primarily foreign inventories, distribution business inventories, spare parts inventories and certain inventoried supplies.

The components of inventories were as follows (in millions):

	December 31, 2018	September 30, 2018
Finished goods and work in process	$921.0	$867.0
Raw materials	862.7	730.0
Spare parts and supplies	463.7	368.2
Inventories at FIFO cost	2,247.4	1,965.2
LIFO reserve	(145.6)	(135.6)
Net inventories	$2,101.8	$1,829.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9.	Assets Held For Sale

Due to our accelerated monetization strategy, our Land and Development portfolio has met the held for sale criteria and is reflected as assets held for sale. Assets held for sale at December 31, 2018 and September 30, 2018 of $39.1 million and $59.5 million, respectively, include $22.0 million and $33.5 million, respectively of Land and Development portfolio. The remainder is primarily related to closed facilities.

Note 10.	Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	December 31, 2018	September 30, 2018
Property, plant and equipment at cost:
Land and buildings	$2,349.5	$2,078.9
Machinery and equipment	13,889.7	12,064.0
Forestlands and mineral rights	162.8	158.0
Transportation equipment	30.6	30.1
Leasehold improvements	99.2	88.9
	16,531.8	14,419.9
Less: accumulated depreciation, depletion and amortization	(5,562.1)	(5,337.4)
Property, plant and equipment, net	$10,969.7	$9,082.5

Note 11. Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. See “Note 12. Fair Value” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for more information. We disclose the fair value of our long-term debt in “Note 13. Debt” and the fair value of our pension and postretirement assets and liabilities in “Note 4. Retirement Plans”, in each case of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 31, 2018 and 2017, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than in the first quarter of fiscal 2018 when we recorded a $27.6 million pre-tax non-cash impairment of certain mineral rights and real estate. The $23.6 million impairment of mineral rights was driven by the non-renewal of a lease and associated with declining oil and gas prices, and the other $4.0 million was recorded to write-down the carrying value of real estate projects where the projected sales proceeds were less than the carrying value.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounts Receivable Sales Agreement

We had an agreement (the “Prior A/R Sales Agreement”), which had been amended periodically, to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement was terminated by either party. On September 29, 2017, the Prior A/R Sales Agreement was amended to, among other things, increase the maximum outstanding balance of receivables available to be sold to $490.0 million. On September 25, 2018, we terminated the Prior A/R Sales Agreement.

On September 25, 2018, we entered into an agreement for the purchasing and servicing of receivables (the “A/R Sales Agreement”) to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts up to $550.0 million. The A/R Sales Agreement has a one year term and may be terminated early by either party. The terms of the A/R Sales Agreement limit the balance of receivables sold to the amount available to fund such receivables sold and eliminated the receivable for proceeds from the financial institution at any transfer date. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”.

The following table presents a summary of the activity under the A/R Sales Agreement and the Prior A/R Sales Agreement for the three months ended December 31, 2018 and December 31, 2017 (in millions):

	Three Months Ended
	December 31,
	2018	2017
Receivable from financial institution at beginning of fiscal year	$—	$24.9
Receivables sold to the financial institution and derecognized	453.8	385.6
Receivables collected by financial institution	(470.9)	(369.2)
Cash paid to (proceeds from) financial institution	17.1	(22.3)
Receivable from financial institution at December 31	$—	$19.0

The October 1, 2018 adoption of ASU 2016-15 resulted in a change in classification of proceeds received for beneficial interests obtained for transferring trade receivables in securitization transactions as investing activities instead of operating activities in the statement of cash flows. Although this aspect of the ASU does not have a material effect on our consolidated financial statements on a prospective basis (from October 1, 2018) because the creation of beneficial interest was eliminated under the terms of our A/R Sales Agreement effective September 25, 2018, we have applied the provisions of this ASU retrospectively to prior years. As a result, cash provided by operating activities for the three months ended December 31, 2017 decreased by $116.6 million with a corresponding increase to cash provided by investing activities. Based on current rates and levels of receivables sold, the expense recorded in connection with the sale is currently approximately $4 million per quarter and is recorded in “other income, net”. The future amount may fluctuate based on the level of activity and other factors. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 12.	Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for additional information on our debt and interest rates on that debt.

The following is the carrying value of the individual components of our debt (in millions):

	December 31, 2018	September 30, 2018
Public bonds due fiscal 2019 to 2022	$1,467.8	$1,470.9
Public bonds due fiscal 2023 to 2028	3,278.4	2,534.4
Public bonds due fiscal 2029 to 2033	1,710.9	964.1
Public bonds due fiscal 2037 to 2047	179.2	178.5
Term loan facilities	2,906.0	599.4
Revolving credit and swing facilities	490.3	355.0
Receivables-backed financing facility	—	—
Commercial paper	447.7	—
Capital lease obligations	179.1	171.0
Supplier financing and commercial card programs	128.0	105.1
International and other debt	33.4	36.8
Total debt	10,820.8	6,415.2
Less: current portion of debt	1,092.8	740.7
Long-term debt due after one year	$9,728.0	$5,674.5

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern the maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at December 31, 2018.

The estimated fair value of our debt was approximately $10.8 billion as of December 31, 2018 and $6.4 billion at September 30, 2018. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates.

European Revolving Credit Facility

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 3-year unsecured U.S. dollar, Euro and Sterling denominated borrowing of not more than €500.0 million and matures on April 27, 2021. At December 31, 2018, we had borrowed $460.0 million under this new facility and entered into foreign currency exchange contracts of $461.5 million as an economic hedge for the U.S dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income.

Receivables-Backed Financing Facility

On July 22, 2016, we entered into a $700.0 million sixth amended and restated receivables sale agreement with certain originators (the “Receivables Facility”) that matures on July 22, 2019. At December 31, 2018 and September 30, 2018, maximum available borrowings, excluding amounts outstanding under the Receivables Facility, were $564.3 million and $571.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2018 was approximately $848.8 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we may issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. On December 7, 2018, we terminated the commercial paper program and established a new unsecured commercial paper program with WRKCo as the issuer. Under the new program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The commercial paper program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our $2.0 billion unsecured revolving credit facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds from issuances of notes under the program were used to repay amounts outstanding under the KapStone securitization facility assumed in the acquisition that we terminated, and have been, and are expected to continue to be, used for general corporate purposes. At December 31, 2018, there was $447.7 million outstanding and the average borrowing rate was 2.99%. As of December 31, 2018, $250.0 million of the total amount outstanding was classified as long-term debt.

Notes Issued

On December 3, 2018, WRKCo issued $750.0 million aggregate principal amount of 4.65% senior notes due 2026 (the “2026 Notes”) and $750.0 million aggregate principal amount of 4.90% senior notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “December 2018 Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a discount of approximately $1.1 million and $0.4 million, respectively. In connection with issuing the December 2018 Notes, we recorded debt issuance costs of $6.0 million and $6.2 million, respectively, which are being amortized over the respective terms of the December 2018 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the December 2018 Notes were 4.80% and 5.01%, respectively, at December 31, 2018. The Company, WestRock MWV, LLC (“MWV”) and WestRock RKT, LLC (“RKT”) have guaranteed WRKCo’s obligations under the Notes. We may redeem the 2026 Notes and the 2029 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the December 2018 Notes were used primarily to prepay a portion of the amounts outstanding under our Delayed Draw Credit Facilities (as defined below).

Delayed Draw Credit Facilities

On March 7, 2018, we entered into a credit agreement to provide for $3.8 billion of senior unsecured term loans, consisting of a 364-day $300.0 million term loan, a 3-year $1.75 billion term loan and a 5-year $1.75 billion term loan (collectively, the “Delayed Draw Credit Facilities”). On November 2, 2018, in connection with the closing of the KapStone Acquisition we drew upon the facility in full. The proceeds of the Delayed Draw Credit Facilities and other sources of cash were used to pay the consideration for the KapStone Acquisition, to repay certain existing indebtedness of KapStone and to pay fees and expenses incurred in connection with the KapStone Acquisition. The Delayed Draw Credit Facilities are senior unsecured obligations of WRKCo, as borrower, and each of the Company, WestRock RKT Company and WestRock MWV, LLC, respectively, as guarantors.

On December 3, 2018, in connection with the issuance of the Notes, we repaid the $300.0 million 364-day term loan, and prepaid $926.5 million of the 3-year term loan and $262.5 million of the 5-year term loan. At December 31, 2018, there was $822.6 million outstanding on the 3-year term loan and $1,484.0 million outstanding on the 5-year term loan.

At our option, loans issued under the Delayed Draw Credit Facilities will bear interest at a floating rate based on either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin will be 1.125% to 2.000% per annum for LIBOR rate loans and 0.125% to 1.000% per annum for alternate base rate loans, in each case depending on the Leverage Ratio (as defined in the credit agreement) or our corporate credit ratings, whichever yields a lower applicable interest rate margin, at such time. Loans under the Delayed Draw Credit Facilities may be prepaid at any time without premium. We have recorded debt issuance costs of approximately $7.1 million, which are being amortized over the respective terms of the Delayed Draw Credit Facilities.

 As of December 31, 2018, the aggregate maturities of debt, excluding capital lease obligations, for the remainder of the current fiscal year and the succeeding four fiscal years and thereafter are as follows (in millions):

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Remaining fiscal 2019	$1,078.1
Fiscal 2020	474.6
Fiscal 2021	350.7
Fiscal 2022	2,249.5
Fiscal 2023	525.5
Thereafter	5,774.0
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	189.3
Total	$10,641.7

As of December 31, 2018, the aggregate maturities of capital lease obligations for the remainder of the current fiscal year and the succeeding four fiscal years and thereafter are as follows (in millions):

Remaining fiscal 2019	$3.6
Fiscal 2020	4.3
Fiscal 2021	2.6
Fiscal 2022	2.3
Fiscal 2023	0.8
Thereafter	147.0
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	18.5
Total	$179.1

Note 13. Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors

The $500.0 million aggregate principal amount of 3.0% Senior Notes due 2024 (the “2024 Notes”), the $600.0 million aggregate principal amount of 3.75% Senior Notes due 2025 (the “2025 Notes”), the 2026 Notes, the $500.0 million aggregate principal amount of 3.375% Senior Notes due 2027 (the “2027 Notes”), the $600.0 million aggregate principal amount of 4.0% Senior Notes due 2028 (the “2028 Notes”) and the 2029 Notes (together with the 2024 Notes, the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes, the “Notes”) were issued by WRKCo (the “Issuer”). Upon issuance, the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2028 Notes were fully and unconditionally guaranteed by RKT and MWV (together, the “Subsidiary Guarantors”) only. The Subsidiary Guarantors are wholly owned subsidiaries of the Issuer. On November 2, 2018, in connection with the consummation of the KapStone Acquisition, Whiskey Holdco, Inc. became the direct parent of the Issuer, changed its name to WestRock Company (“Parent”) and fully and unconditionally guaranteed the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2028 Notes. The 2026 Notes and the 2029 Notes were issued by the Issuer subsequent to the consummation of the KapStone Acquisition and were fully and unconditionally guaranteed at the time of issuance by Parent and the Subsidiary Guarantors. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by Parent and the Subsidiary Guarantors.

In accordance with GAAP, we have retrospectively accounted for changes in our legal structure that constitute transfers of businesses between issuers, guarantors and non-guarantors at December 31, 2018. Because the Parent was formed on January 25, 2018, no activity is reflected in the Parent column of the condensed consolidating statements of income or the condensed consolidating statement of cash flows for the three month period ended December 31, 2017.

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial data of the Parent, the Issuer, the Subsidiary Guarantors, the non-guarantor subsidiaries and eliminations. Such financial data include the related Condensed Consolidating Statements of Income for the three months ended December 31, 2018 and December 31, 2017, Condensed Consolidating Balance Sheets as of December 31, 2018 and September 30, 2018 and Condensed Consolidating Statements of Cash Flows for the three months ended December 31, 2018 and December 31, 2017.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended December 31, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$623.3	$3,901.4	$(197.3)	$4,327.4
Cost of goods sold	—	—	500.4	3,242.5	(197.3)	3,545.6
Selling, general and administrative, excluding intangible amortization	—	0.1	13.1	387.7	—	400.9
Selling, general and administrative intangible amortization	—	—	26.1	66.8	—	92.9
Gain on disposal of assets	—	—	—	(43.8)	—	(43.8)
Restructuring and other costs	—	—	0.1	54.3	—	54.4
Operating (loss) profit	—	(0.1)	83.6	193.9	—	277.4
Interest (expense) income, net	—	(47.0)	(49.9)	2.5	—	(94.4)
Intercompany interest income (expense), net	—	3.0	(27.1)	24.1	—	—
Loss on extinguishment of debt	—	(1.8)	—	(0.1)	—	(1.9)
Pension and other postretirement non- service (expense) income	—	—	(1.7)	19.0	—	17.3
Other (expense) income, net	—	(0.6)	0.6	(2.7)	—	(2.7)
Equity in income of unconsolidated entities	—	—	—	6.8	—	6.8
Equity in income of consolidated entities	139.1	188.1	228.7	—	(555.9)	—
Income before income taxes	139.1	141.6	234.2	243.5	(555.9)	202.5
Income tax benefit (expense)	—	14.9	(1.8)	(75.8)	—	(62.7)
Consolidated net income	139.1	156.5	232.4	167.7	(555.9)	139.8
Less: Net income attributable to noncontrolling interests	—	—	—	(0.7)	—	(0.7)
Net income attributable to common stockholders	$139.1	$156.5	$232.4	$167.0	$(555.9)	$139.1
Comprehensive income attributable to common stockholders	$79.6	$97.0	$173.2	$107.7	$(377.9)	$79.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended December 31, 2017
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$608.0	$3,477.3	$(191.3)	$3,894.0
Cost of goods sold	—	—	445.4	2,866.4	(191.3)	3,120.5
Selling, general and administrative, excluding intangible amortization	—	—	24.4	356.4	—	380.8
Selling, general and administrative intangible amortization	—	—	26.0	46.5	—	72.5
Loss on disposal of assets	—	—	—	1.1	—	1.1
Multiemployer pension withdrawal	—	6.5	12.5	161.0	—	180.0
Land and Development impairments	—	—	—	27.6	—	27.6
Restructuring and other costs	—	0.8	1.1	14.4	—	16.3
Operating (loss) profit	—	(7.3)	98.6	3.9	—	95.2
Interest expense, net	—	(15.3)	(44.2)	(5.3)	—	(64.8)
Intercompany interest income (expense), net	—	5.6	(15.8)	10.2	—	—
Loss on extinguishment of debt	—	(0.9)	—	(0.1)	—	(1.0)
Pension and other postretirement non- service (expense) income	—	—	(0.1)	24.7	—	24.6
Other income, net	—	0.4	1.7	0.4	—	2.5
Equity in income of unconsolidated entities	—	—	2.5	1.3	—	3.8
Equity in income of consolidated entities	—	1,152.0	863.7	—	(2,015.7)	—
Income before income taxes	—	1,134.5	906.4	35.1	(2,015.7)	60.3
Income tax benefit	—	0.6	124.5	948.1	—	1,073.2
Consolidated net income	—	1,135.1	1,030.9	983.2	(2,015.7)	1,133.5
Less: Net loss attributable to noncontrolling interests	—	—	—	1.6	—	1.6
Net income attributable to common stockholders	$—	$1,135.1	$1,030.9	$984.8	$(2,015.7)	$1,135.1
Comprehensive income attributable to common stockholders	$—	$1,094.8	$985.7	$944.8	$(1,930.5)	$1,094.8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$50.4	$210.3	$—	$260.7
Accounts receivable	—	—	176.0	2,165.6	(26.1)	2,315.5
Inventories	—	—	240.1	1,861.7	—	2,101.8
Other current assets	0.2	—	11.1	497.6	—	508.9
Intercompany receivables	—	39.6	598.2	104.5	(742.3)	—
Assets held for sale	—	—	—	39.1	—	39.1
Total current assets	0.2	39.6	1,075.8	4,878.8	(768.4)	5,226.0
Property, plant and equipment, net	—	—	21.9	10,947.8	—	10,969.7
Goodwill	—	—	1,151.3	6,169.0	—	7,320.3
Intangibles, net	—	—	1,563.3	2,788.7	—	4,352.0
Restricted assets held by special purpose entities	—	—	—	1,279.4	—	1,279.4
Prepaid pension asset	—	—	—	428.4	—	428.4
Intercompany notes receivable	—	155.0	32.5	2,941.1	(3,128.6)	—
Investments in consolidated subsidiaries	11,607.5	17,739.6	19,563.3	—	(48,910.4)	—
Other assets	—	13.8	163.2	922.9	(8.8)	1,091.1
Total Assets	$11,607.7	$17,948.0	$23,571.3	$30,356.1	$(52,816.2)	$30,666.9

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$228.0	$607.2	$257.6	$—	$1,092.8
Accounts payable	—	5.6	36.2	1,663.8	(26.1)	1,679.5
Accrued compensation and benefits	0.2	—	10.1	354.9	—	365.2
Other current liabilities	—	32.3	129.9	430.2	—	592.4
Intercompany payables	3.8	381.3	357.2	—	(742.3)	—
Total current liabilities	4.0	647.2	1,140.6	2,706.5	(768.4)	3,729.9
Long-term debt due after one year	—	6,223.2	2,463.7	1,041.1	—	9,728.0
Intercompany notes payable	—	—	2,941.1	187.5	(3,128.6)	—
Pension liabilities, net of current portion	—	—	135.2	118.1	—	253.3
Postretirement benefit liabilities, net of current portion	—	—	28.1	110.9	—	139.0
Non-recourse liabilities held by special purpose entities	—	—	—	1,151.6	—	1,151.6
Deferred income taxes	—	—	275.2	2,666.2	(8.8)	2,932.6
Other long-term liabilities	—	15.8	130.3	967.1	—	1,113.2
Redeemable noncontrolling interests	—	—	—	3.8	—	3.8
Total stockholders’ equity	11,603.7	11,061.8	16,457.1	21,391.5	(48,910.4)	11,603.7
Noncontrolling interests	—	—	—	11.8	—	11.8
Total equity	11,603.7	11,061.8	16,457.1	21,403.3	(48,910.4)	11,615.5
Total Liabilities and Equity	$11,607.7	$17,948.0	$23,571.3	$30,356.1	$(52,816.2)	$30,666.9

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$490.8	$145.8	$—	$636.8
Accounts receivable	—	0.1	196.5	1,840.2	(26.1)	2,010.7
Inventories	—	—	233.4	1,596.2	—	1,829.6
Other current assets	—	0.4	17.2	230.9	—	248.5
Intercompany receivables	—	27.7	285.9	784.0	(1,097.6)	—
Assets held for sale	—	—	—	59.5	—	59.5
Total current assets	—	28.4	1,223.8	4,656.6	(1,123.7)	4,785.1
Property, plant and equipment, net	—	—	21.3	9,061.2	—	9,082.5
Goodwill	—	—	1,151.3	4,426.3	—	5,577.6
Intangibles, net	—	—	1,589.4	1,532.6	—	3,122.0
Restricted assets held by special purpose entities	—	—	—	1,281.0	—	1,281.0
Prepaid pension asset	—	—	—	420.0	—	420.0
Intercompany notes receivable	—	884.2	33.1	2,865.4	(3,782.7)	—
Investments in consolidated subsidiaries	—	13,162.8	14,840.2	—	(28,003.0)	—
Other assets	3.4	12.4	172.8	910.8	(7.1)	1,092.3
Total Assets	$3.4	$14,087.8	$19,031.9	$25,153.9	$(32,916.5)	$25,360.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$609.5	$131.2	$—	$740.7
Accounts payable	—	0.8	40.3	1,701.8	(26.1)	1,716.8
Accrued compensation and benefits	—	0.2	10.7	388.4	—	399.3
Other current liabilities	—	3.2	77.7	395.6	—	476.5
Intercompany payables	13.3	408.8	675.5	—	(1,097.6)	—
Total current liabilities	13.3	413.0	1,413.7	2,617.0	(1,123.7)	3,333.3
Long-term debt due after one year	—	2,179.4	2,460.1	1,035.0	—	5,674.5
Intercompany notes payable	—	—	2,865.4	917.3	(3,782.7)	—
Pension liabilities, net of current portion	—	—	135.9	125.4	—	261.3
Postretirement benefit liabilities, net of current portion	—	—	28.1	106.7	—	134.8
Non-recourse liabilities held by special purpose entities	—	—	—	1,153.7	—	1,153.7
Deferred income taxes	—	—	291.0	2,037.6	(7.1)	2,321.5
Other long-term liabilities	—	16.1	106.2	872.5	—	994.8
Redeemable noncontrolling interests	—	—	—	4.2	—	4.2
Total stockholders’ equity	(9.9)	11,479.3	11,731.5	16,271.5	(28,003.0)	11,469.4
Noncontrolling interests	—	—	—	13.0	—	13.0
Total equity	(9.9)	11,479.3	11,731.5	16,284.5	(28,003.0)	11,482.4
Total Liabilities and Equity	$3.4	$14,087.8	$19,031.9	$25,153.9	$(32,916.5)	$25,360.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$147.4	$83.4	$(519.0)	$1,163.7	$(572.4)	$303.1
Investing activities:
Capital expenditures	—	—	(1.5)	(320.5)	—	(322.0)
Cash paid related to business combinations, net of cash acquired	—	—	—	(3,342.9)	—	(3,342.9)
Proceeds from sale of property, plant and equipment	—	—	—	88.0	—	88.0
Intercompany notes issued	—	—	—	(75.7)	75.7	—
Intercompany notes proceeds	—	9.3	0.6	3,800.0	(3,809.9)	—
Intercompany capital investment	(563.0)	(563.0)	—	—	1,126.0	—
Other	—	—	3.8	0.3	—	4.1
Net cash (used for) provided by investing activities	(563.0)	(553.7)	2.9	149.2	(2,608.2)	(3,572.8)
Financing activities:
Proceeds from issuance of notes	—	1,498.5	—	—	—	1,498.5
Additions to revolving credit facilities	—	30.7	—	102.9	—	133.6
Additions to debt	—	3,800.8	—	5.3	—	3,806.1
Repayments of debt	—	(1,489.2)	—	(1,358.7)	—	(2,847.9)
Changes in commercial paper, net	—	447.7	—	—	—	447.7
Other financing additions	—	0.7	—	13.9	—	14.6
Issuances of common stock, net of related minimum tax withholdings	12.9	—	—	—	—	12.9
Purchases of common stock	(44.2)	—	—	—	—	(44.2)
Cash dividends paid to stockholders	(116.1)	—	—	—	—	(116.1)
Cash distributions paid to noncontrolling interests	—	—	—	(2.2)	—	(2.2)
Intercompany notes borrowing	—	—	75.7	—	(75.7)	—
Intercompany notes payments	—	(3,800.0)	—	(9.9)	3,809.9	—
Intercompany capital receipt	563.0	—	—	563.0	(1,126.0)	—
Intercompany dividends	—	—	—	(572.4)	572.4	—
Other	—	(19.1)	—	12.7	—	(6.4)
Net cash provided by (used for) financing activities	415.6	470.1	75.7	(1,245.4)	3,180.6	2,896.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(3.0)	—	(3.0)
(Decrease) increase in cash, cash equivalents and restricted cash	—	(0.2)	(440.4)	64.5	—	(376.1)
Cash, cash equivalents and restricted cash at beginning of period	—	0.2	490.8	145.8	—	636.8
Cash, cash equivalents and restricted cash at end of period	$—	$—	$50.4	$210.3	$—	$260.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Condensed Consolidating Statements of Cash Flows for the three months ended December 31, 2018, do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions, which may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Three Months Ended December 31, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Investing activities:
Intercompany notes issued	$—	$(3,800.0)	$(4,519.8)	$(8,057.5)	$16,377.3	$—
Intercompany notes proceeds	$—	$4,519.8	$4,519.8	$4,257.5	$(13,297.1)	$—
Intercompany capital investment	$(10,396.2)	$(5,434.8)	$(5,892.3)	$—	$21,723.3	$—
Intercompany return of capital	$563.0	$1,478.0	$915.0	$—	$(2,956.0)	$—

Financing activities:
Intercompany notes borrowing	$—	$3,800.0	$457.5	$12,119.8	$(16,377.3)	$—
Intercompany notes payments	$—	$—	$(457.5)	$(12,839.6)	$13,297.1	$—
Intercompany capital receipt	$—	$10,396.2	$4,977.3	$6,349.8	$(21,723.3)	$—
Intercompany capital distribution	$(563.0)	$(563.0)	$(457.5)	$(1,372.5)	$2,956.0	$—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2017
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$—	$110.0	$(73.5)	$248.8	$(39.9)	$245.4
Investing activities:
Capital expenditures	—	—	—	(214.1)	—	(214.1)
Cash received related to business combinations	—	—	—	3.4	—	3.4
Cash receipts on sold trade receivables	—	—	—	116.6	—	116.6
Investment in unconsolidated entities	—	—	—	(110.7)	—	(110.7)
Proceeds from sale of property, plant and equipment	—	—	—	12.1	—	12.1
Proceeds from property, plant and equipment insurance settlement	—	—	—	1.5	—	1.5
Intercompany notes issued	—	—	—	—	—	—
Intercompany notes proceeds	—	—	1.1	—	(1.1)	—
Intercompany capital investment	—	—	—	—	—	—
Intercompany return of capital	—	—	82.6	—	(82.6)	—
Other	—	—	0.6	—	—	0.6
Net cash provided by (used for) investing activities	—	—	84.3	(191.2)	(83.7)	(190.6)
Financing activities:
(Repayments) additions to revolving credit facilities	—	(80.9)	—	168.5	—	87.6
Additions to debt	—	—	—	475.3	—	475.3
Repayments of debt	—	(485.1)	—	(565.5)	—	(1,050.6)
Changes in commercial paper, net	—	554.7	—	—	—	554.7
Other financing repayments	—	—	(5.8)	(7.7)	—	(13.5)
Issuances of common stock, net of related minimum tax withholdings	—	11.4	—	—	—	11.4
Cash dividends paid to stockholders	—	(109.6)	—	—	—	(109.6)
Cash distributions paid to noncontrolling interests	—	—	—	(1.5)	—	(1.5)
Intercompany notes payments	—	—	—	(1.1)	1.1	—
Intercompany capital distribution	—	—	—	(82.6)	82.6	—
Intercompany dividends	—	—	—	(39.9)	39.9	—
Other	—	—	—	0.7	—	0.7
Net cash used for financing activities	—	(109.5)	(5.8)	(53.8)	123.6	(45.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(0.1)	(0.9)	—	(1.0)
Increase in cash, cash equivalents and restricted cash	—	0.5	4.9	2.9	—	8.3
Cash, cash equivalents and restricted cash at beginning of period	—	—	43.3	260.7	—	304.0
Cash, cash equivalents and restricted cash at end of period	$—	$0.5	$48.2	$263.6	$—	$312.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14.	Commitments and Contingencies

Environmental

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. Our compliance initiatives related to these laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows. Any failure to comply with environmental or health and safety laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective action or other sanctions.

We have been named as a potentially responsible party (“PRP”) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Many of these proceedings involve the cleanup of hazardous substances at commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, liability for CERCLA cleanups is typically shared with other PRPs, and costs are commonly allocated according to relative amounts of waste deposited and other factors. There are other remediation costs typically associated with the cleanup of hazardous substances at our current, closed or formerly-owned facilities, and recorded as liabilities in our balance sheet. Remediation costs are recorded in our financial statements when they become probable and reasonably estimable.

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

See “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for information related to environmental matters.

As of December 31, 2018, we had $11.2 million reserved for environmental liabilities on an undiscounted basis, of which $7.1 million is included in other long-term liabilities and $4.1 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at December 31, 2018.

Litigation

A lawsuit filed in the U.S. District Court of the Northern District of Illinois in 2010 alleges that certain named defendants violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard and products containing containerboard from February 15, 2004 through November 8, 2010 (the “Antitrust Litigation”). WestRock CP, LLC, as the successor to Smurfit-Stone, is a named defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the plaintiffs’ motion for class certification. On January 9, 2017, the defendants filed individual and joint Motions for Summary Judgment in the District Court. On August 3, 2017, the District Court granted our Motion for Summary Judgment with respect to all claims against us. The U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision on December 7, 2018. The parties have filed with the District Court a proposed stipulation requiring the plaintiffs to reimburse us for costs of approximately $0.1 million and terminating the case.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2018, there were approximately 775 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our consolidated

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and certain other agreements. We estimate the exposure for these matters could be approximately $50 million. As of December 31, 2018, we had recorded $11.8 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 15.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended December 31, 2018, we repurchased approximately 1.0 million shares of Common Stock for an aggregate cost of $44.2 million. In the three months ended December 31, 2017, we repurchased no shares of Common Stock. As of December 31, 2018, we had approximately 20.3 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended December 31, 2018 and December 31, 2017 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2018	$(0.2)	$(465.9)	$(229.2)	$(695.3)
Other comprehensive loss before reclassifications	—	—	(64.9)	(64.9)
Amounts reclassified from accumulated other comprehensive loss	—	5.4	—	5.4
Net current period other comprehensive income (loss)	—	5.4	(64.9)	(59.5)
Balance at December 31, 2018	$(0.2)	$(460.5)	$(294.1)	$(754.8)

(1) All amounts are net of tax and noncontrolling interests.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Available for Sale Security	Total (1)
Balance at September 30, 2017	$(0.7)	$(462.5)	$5.2	$0.7	$(457.3)
Other comprehensive (loss) income before reclassifications	(0.1)	(2.7)	(42.0)	0.8	(44.0)
Amounts reclassified from accumulated other comprehensive loss	0.5	3.2	—	—	3.7
Net current period other comprehensive income (loss)	0.4	0.5	(42.0)	0.8	(40.3)
Balance at December 31, 2017	$(0.3)	$(462.0)	$(36.8)	$1.5	$(497.6)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 25% to 27% for the three months ended December 31, 2018 and 28% to 29% for the three months ended December 31, 2017. Although we are impacted by a number of currencies, foreign currency translation losses recorded in accumulated other comprehensive loss for the three months ended December 31, 2018 were primarily due to losses in the Canadian dollar, Mexican Peso, British Pound and Euro, partially offset by changes in the Brazilian Real exchange rate, each against the U.S. dollar. Foreign currency translation gains recorded in accumulated other comprehensive loss for the three months ended December 31, 2017 were primarily due to losses in the Brazilian Real and Mexican peso, partially offset by changes in the Euro exchange rate, each against the U.S. dollar.

The following table summarizes the reclassifications out of accumulated other comprehensive income by component (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2018			December 31, 2017
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(6.6)	$1.7	$(4.9)	$(4.4)	$1.2	$(3.2)
Prior service costs (2)	(0.6)	0.1	(0.5)	—	—	—
Subtotal defined benefit plans	(7.2)	1.8	(5.4)	(4.4)	1.2	(3.2)

Derivative Instruments: (1)
Foreign currency cash flow hedges (3)	—	—	—	(0.7)	0.2	(0.5)
Total reclassifications for the period	$(7.2)	$1.8	$(5.4)	$(5.1)	$1.4	$(3.7)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.

(3)  Included in net sales.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 16. Earnings Per Share

The restricted stock awards that we grant to non-employee directors are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as our Common Stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended
	December 31,
	2018	2017
Numerator:
Net income attributable to common stockholders	$139.1	$1,135.1
Less: Distributed and undistributed income available to participating securities	—	(0.2)
Distributed and undistributed income available to common stockholders	$139.1	$1,134.9

Denominator:
Basic weighted average shares outstanding	254.8	255.0
Effect of dilutive stock options and non- participating securities	4.7	4.2
Diluted weighted average shares outstanding	259.5	259.2

Basic earnings per share attributable to common stockholders	$0.55	$4.45
Diluted earnings per share attributable to common stockholders	$0.54	$4.38

Approximately 0.9 million and 0.1 million of awards in the three months ended December 31, 2018 and December 31, 2017, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2018, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2018 Form 10-K. The following discussion includes certain non-GAAP financial measures. See our reconciliations of non-GAAP financial measures in the “Non-GAAP Financial Measures” section below.

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

Presentation

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, folding carton, beverage and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. Effective in the first quarter of fiscal 2019, we aligned our financial results for all periods presented to move our merchandising displays operations from our Consumer Packaging segment to our Corrugated Packaging segment and to allocate certain previously non-allocated costs and certain pension and other postretirement non-service income to our reportable segments. Separately, in the first quarter of fiscal 2019 we began conducting our recycling operations primarily as a procurement function and, as a result, no recycling net sales are recorded and the margin from the operations reduces cost of goods sold. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income. In addition, see “Note 1. Basis of Presentation and Significant Accounting Policies—Basis of Presentation” for more information.

WRKCo was the accounting acquirer in the acquisition of KapStone; therefore, the historical consolidated financial statements of WRKCo for periods prior to November 2, 2018 (including the quarter ended December 31, 2017) are also considered to be the historical financial statements of the Company.

Acquisitions

On November 2, 2018, we completed the KapStone Acquisition. KapStone is a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owns Victory Packaging, a packaging solutions distribution company with facilities in the U.S., Canada and Mexico. We have included the financial results of KapStone in our Corrugated Packaging segment since the date of the acquisition.

On September 4, 2018, we completed the acquisition (the “Schlüter Acquisition”) of Schlüter Print Pharma Packaging (“Schlüter”). Schlüter is a leading provider of differentiated paper and packaging solutions and a German-based supplier of a full range of leaflets and booklets. The acquisition allows us to further enhance our pharmaceutical and automotive platform and expand our geographical footprint in Europe to better serve our customers. We have included the financial results of the acquired operations in our Consumer Packaging segment since the date of the acquisition.

On January 5, 2018, we completed the acquisition (the “Plymouth Acquisition”) of substantially all of the assets of Plymouth Packaging, Inc. (“Plymouth”). The assets we acquired included Plymouth’s “Box on Demand” systems, which are manufactured by Panotec, an Italian manufacturer of packaging machines. The Box on Demand systems enhance our platform and drive differentiation and innovation. These systems, which are located on customers’ sites under multi-year exclusive agreements, use fanfold corrugated to produce custom, on-demand corrugated packaging that is accurately sized for any product type according to the customer’s specifications.

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

See “Note 2. Mergers, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K and “Note 3. Acquisitions” of the Notes to Condensed Consolidated Financial Statements for more information.

Executive Summary

	Three Months Ended December 31,
	2018	2017
	(In millions)
Net sales	$4,327.4	$3,894.0
Segment income	$324.4	$363.4

Net sales of $4,327.4 million for the first quarter of fiscal 2019 increased $433.4 million, or 11.1%, compared to the first quarter of fiscal 2018. The increase was primarily a result of an increase in Corrugated Packaging segment net sales, mainly due to the KapStone Acquisition and higher selling price/mix. These increased sales were partially offset by the absence of recycling net sales in the first quarter of fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019 and an unfavorable foreign currency impact compared to the prior year quarter.

Segment income decreased $39.0 million in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, primarily due to decreased Corrugated Packaging segment income and Consumer Packaging segment income. Our Corrugated Packaging segment’s results were negatively impacted as a result of costs incurred due to Hurricane Michael and an acquisition inventory step-up charge related to the KapStone Acquisition. We experienced higher levels of cost inflation in both segments during the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 that were partially offset by recovered fiber deflation. The primary inflationary items were virgin fiber, energy, freight, chemicals costs and wage and other costs. Both segments had a favorable selling price/mix and lower volumes compared to the prior year period. A detailed review of our performance appears below under “Results of Operations (Consolidated)” and “Results of Operations (Segment Data)”.

In our Corrugated Packaging segment, following the KapStone Acquisition, we determined that we were holding approximately 100,000 tons of excess containerboard inventory. In the second quarter of fiscal 2019, we expect to reduce our inventories and match our production to our customers’ demand. Maintenance outages in our mill system are scheduled to occur during the first three quarters of fiscal 2019 and no outages are scheduled for the fourth quarter. We expect that the mill maintenance downtime and actions that we are taking to reduce our inventory will reduce our earnings in the second and third quarters of fiscal 2019, and that these reductions will be partially offset by the contribution to earnings of a full quarter impact from KapStone beginning in the second quarter of fiscal 2019. We expect that our containerboard mill located in Panama City, FL will return to full production of pulp by the end of the third quarter of fiscal 2019. We discuss our Panama City mill in more detail below under “Results of Operations (Consolidated) — Hurricane Michael”.

We believe that we have made significant progress integrating KapStone’s operations into our management and operating structures, and we continue to expect to achieve $200 million in synergies and performance improvements by the end of fiscal 2021.

In our Consumer Packaging segment, for the second quarter of fiscal 2019, we expect that favorable pricing (due to the continued flow through of previously published price increases) and slightly higher volume will be partially offset by higher scheduled maintenance downtime. We expect to (i) install a new curtain coater at our Cottonton, AL mill in March 2019, (ii) upgrade one of three paper machines at our Covington, VA mill in April 2019 and (iii) replace a headbox at our Demopolis, AL mill in June 2019, and that the downtime associated with these three projects will adversely impact our earnings in the second and third quarters of fiscal 2019.

We expect sequential cost inflation in both segments in the second quarter of fiscal 2019, mainly due to annual salary and benefit cost increases; other input costs are expected to be moderately higher, primarily due to increasing virgin fiber costs, which should be partially offset by lower natural gas prices.

We expect to invest approximately $1.4 billion in capital expenditures in fiscal 2019. We discuss our expected capital expenditures in greater detail below in “Liquidity and Capital Resources — Cash Flow Activity”

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, we have included financial measures that were not prepared in accordance with GAAP. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures of other companies.

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because the measures exclude restructuring and other costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net income attributable to common stockholders, represented in the table below as the GAAP Results for Consolidated net income (i.e. Net of Tax) plus Noncontrolling interests, and Earnings per diluted share, respectively. The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax (expense) benefit” and “Consolidated net income”, respectively, as reported on the statements of income.

Diluted earnings per share were $0.54 in the first quarter of fiscal 2019 compared to $4.38 in the first quarter of fiscal 2018. Adjusted Earnings Per Diluted Share were $0.83 and $0.87 in the first quarter of fiscal 2018 and 2017, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended
	December 31,
	2018	2017
Earnings per diluted share	$0.54	$4.38
Restructuring and other items	0.21	0.05
Multiemployer pension withdrawals	—	0.51
Direct expenses from Hurricane Michael	0.12	—
Inventory stepped-up in purchase accounting, net of LIFO	0.07	—
Gain on sale of certain closed facilities	(0.15)	—
Accelerated depreciation on major capital projects	0.02	0.01
Interest accretion and other	(0.02)	—
Losses at closed plants and transition costs	—	0.04
Land and Development operating results including impairments	—	0.07
Loss on extinguishment of debt	0.01	—
Impact of Tax Cuts and Jobs Act	0.02	(4.19)
Other	0.01	—
Adjusted Earnings Per Diluted Share	$0.83	$0.87

The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax (expense) benefit” and “Consolidated net income”, respectively, as reported on the statements of income. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to common stockholders (represented in the table below as the GAAP Results for Consolidated net income (i.e. Net of Tax) plus Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended December 31, 2018
	Pre-Tax	Tax	Net of Tax

GAAP Results	$202.5	$(62.7)	$139.8
Restructuring and other items	54.4	(0.9)	53.5
Direct expenses from Hurricane Michael	39.8	(9.8)	30.0
Inventory stepped-up in purchase accounting, net of LIFO	24.7	(6.0)	18.7
Gain on sale of certain closed facilities	(50.5)	12.4	(38.1)
Accelerated depreciation on major capital projects	8.9	(2.3)	6.6
Interest accretion and other	(5.5)	1.3	(4.2)
Losses at closed plants and transition costs	2.3	(0.6)	1.7
Loss on extinguishment of debt	1.9	(0.5)	1.4
Land and Development operating results including impairment	(0.7)	0.2	(0.5)
Impact of Tax Cuts and Jobs Act	—	4.1	4.1
Other	3.8	(0.9)	2.9
Adjusted Results	$281.6	$(65.7)	$215.9
Noncontrolling interest			(0.7)
Adjusted Net Income			$215.2

	Three Months Ended December 31, 2017
	Pre-Tax	Tax	Net of Tax

GAAP Results	$60.3	$1,073.2	$1,133.5
Impact of Tax Cuts and Jobs Act	—	(1,086.9)	(1,086.9)
Multiemployer pension withdrawal	179.1	(46.6)	132.5
Restructuring and other items	16.3	(4.0)	12.3
Inventory stepped-up in purchase accounting, net of LIFO	0.6	(0.2)	0.4
Land and Development operating results including impairment	25.9	(6.5)	19.4
Losses at closed plants and transition costs	13.2	(3.5)	9.7
Accelerated depreciation on major capital projects	5.1	(1.3)	3.8
Loss on extinguishment of debt	1.0	(0.2)	0.8
Other	(1.4)	0.3	(1.1)
Adjusted Results	$300.1	$(75.7)	$224.4
Noncontrolling interest			1.6
Adjusted Net Income			$226.0

We discuss certain of these charges in more detail in “Note 4. Restructuring and Other Costs”, “Note 5. Retirement Plans” and “Note 6. Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three months ended December 31, 2018 and December 31, 2017 (in millions):

	Three Months Ended
	December 31,
	2018	2017
Net sales	$4,327.4	$3,894.0
Cost of goods sold	3,545.6	3,120.5
Selling, general and administrative expenses, excluding intangible amortization	400.9	380.8
Selling, general and administrative intangible amortization	92.9	72.5
(Gain) loss on disposal of assets	(43.8)	1.1
Multiemployer pension withdrawals	—	180.0
Land and Development impairments	—	27.6
Restructuring and other costs	54.4	16.3
Operating profit	277.4	95.2
Interest expense, net	(94.4)	(64.8)
Loss on extinguishment of debt	(1.9)	(1.0)
Pension and other postretirement non-service costs	17.3	24.6
Other (expense) income, net	(2.7)	2.5
Equity in income of unconsolidated entities	6.8	3.8
Income before income taxes	202.5	60.3
Income tax (expense) benefit	(62.7)	1,073.2
Consolidated net income	139.8	1,133.5
Less: Net (income) loss attributable to noncontrolling interests	(0.7)	1.6
Net income attributable to common stockholders	$139.1	$1,135.1

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018	$3,894.0	$4,017.0	$4,137.5	$4,236.6	$16,285.1
Fiscal 2019	$4,327.4
% Change	11.1%

Net sales in the first quarter of fiscal 2019 increased $433.4 million compared to the first quarter of fiscal 2018. The increase was primarily a result of an increase in Corrugated Packaging net segment sales, mainly due to the KapStone Acquisition and higher selling price/mix. These increased sales were partially offset by the absence of recycling net sales in the first quarter of fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019 and an unfavorable foreign currency impact compared to the prior year quarter. We discuss our segment sales in greater detail below in “Results of Operations (Segment Data)”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018	$3,120.5	$3,227.6	$3,270.4	$3,304.6	$12,923.1
(% of Net Sales)	80.1%	80.3%	79.0%	78.0%	79.4%

Fiscal 2019	$3,545.6
(% of Net Sales)	81.9%

The increase in cost of goods sold in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was primarily due to increased net sales associated with the impact of acquisitions (primarily the KapStone Acquisition) and higher levels of cost inflation compared to the prior year quarter. The primary inflationary items were freight costs, virgin fiber costs, energy costs, chemical costs and wage and other costs. These factors were partially offset by lower recovered fiber costs and productivity improvements. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018	$380.8	$395.8	$380.7	$389.3	$1,546.6
(% of Net Sales)	9.8%	9.9%	9.2%	9.2%	9.5%

Fiscal 2019	$400.9
(% of Net Sales)	9.3%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization increased $20.1 million in the first quarter of fiscal 2019 compared to the prior year quarter. The increase was primarily due to the KapStone Acquisition.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $92.9 million and $72.5 million in the first quarter of fiscal 2019 and 2018, respectively. The increase was primarily due to the KapStone Acquisition.

(Gain) Loss on Disposal of Assets

In the first quarter of fiscal 2019, we recorded a gain on disposal of assets of $43.8 million, primarily due to a $48.5 million gain on sale of our former Atlanta Beverage facility. In the first quarter of fiscal 2018, we recorded a loss on sale of $1.1 million.

Multiemployer Pension Withdrawals

In the first quarter of fiscal 2018, we submitted formal notification to withdraw from PIUMPF and recorded an estimated withdrawal liability of $180.0 million, which includes an estimate of our portion of PIUMPF’s accumulated funding deficiency. Since these withdrawal liabilities assume payment over 20 years, the liabilities were discounted at a credit adjusted risk-free rate and therefore we will accrete the liability over time with a charge to interest expense. See “Note 5. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.

Land and Development Impairments

In the first quarter of fiscal 2018, we recorded a $27.6 million pre-tax non-cash impairment of certain mineral rights and real estate. The $23.6 million impairment of mineral rights was driven by the non-renewal of a lease associated with declining oil and gas prices, and the other $4.0 million was recorded to write-down the carrying value on real estate projects where the projected sales proceeds were less than the carrying value. These charges are not reflected in segment income.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $54.4 million and $16.3 million in the first quarter of fiscal 2019 and 2018, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition, divestiture or integration vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 4. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the first quarter of fiscal 2019 was $94.4 million, compared to $64.8 million for the prior year quarter. Interest expense, net in the three months ended December 31, 2018 increased primarily due to debt incurred as a result of the KapStone Acquisition and higher interest rates.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the first quarter of fiscal 2019 was $17.3 million compared to $24.6 million for the first quarter of fiscal 2018. The decrease was primarily due to the decline in plan asset balances used to determine the expected return on plan assets for fiscal 2019.

Provision for Income Taxes

We recorded income tax expense of $62.7 million for the three months ended December 31, 2018, compared to an income tax benefit of $1,073.2 million for the three months ended December 31, 2017. The effective tax rate for the three months ended December 31, 2018 was an expense of 31.0%, while the effective tax rate for the three months ended December 31, 2017 was a benefit of 1,779.8%. See “Note 6. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates, including the impact of the Tax Act.

Hurricane Michael

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. We shut down the mill’s operations in advance of the hurricane’s landfall. The mill returned to full production of containerboard during November 2018, and we expect the mill to return to full pulp production at the end of the third quarter of fiscal 2019. While we are still identifying the full cost, we anticipate the total of our property damage and business interruption claim may exceed $150 million. We expect to recover a significant amount of direct costs and lost production and sales due to the hurricane, excluding our $15 million deductible, in future periods through insurance reimbursements.

Results of Operations (Segment Data)

North American Corrugated Packaging Shipments

Corrugated Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from billion square feet (“BSF”) to tons. We have presented the Corrugated Packaging shipments in two groups: North American and Brazil / India because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. We have included the impact of the KapStone Acquisition in the first quarter of fiscal 2019. The shipment data table excludes merchandising displays since there is not a common unit of measure. The table below reflects shipments in thousands of tons, BSF and millions of square feet (“MMSF”).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018
North American Corrugated Packaging Shipments - thousands of tons	2,045.6	2,112.1	2,096.4	2,163.8	8,417.9
North American Corrugated Containers Shipments - BSF	19.8	19.7	20.5	20.3	80.3
North American Corrugated Containers Per Shipping Day - MMSF	325.4	311.7	320.5	321.9	319.8

Fiscal 2019
North American Corrugated Packaging Shipments - thousands of tons	2,346.7
North American Corrugated Containers Shipment - BSF	22.5
North American Corrugated Containers Per Shipping Day - MMSF	369.4

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018
Brazil / India Corrugated Packaging Shipments - thousands of tons	170.5	174.6	178.6	196.7	720.4
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	1.6	1.6	6.3
Brazil / India Corrugated Containers Per Shipping Day - MMSF	21.7	20.6	20.2	21.0	20.9

Fiscal 2019
Brazil / India Corrugated Packaging Shipments - thousands of tons	185.6
Brazil / India Corrugated Containers Shipments - BSF	1.6
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.7

Corrugated Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2018
First Quarter	$2,319.7	$269.9	11.6%
Second Quarter	2,391.3	262.8	11.0
Third Quarter	2,444.6	321.9	13.2
Fourth Quarter	2,537.4	385.4	15.2
Total	$9,693.0	$1,240.0	12.8%

Fiscal 2019
First Quarter	$2,733.8	$246.8	9.0%

(1) Net sales before intersegment eliminations.

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $414.1 million in the first quarter of fiscal 2019 compared to the prior year quarter. The increase in net sales was primarily due to $523.2 million from acquisitions, notably the KapStone Acquisition, and $126.3 million from higher corrugated selling price/mix, which were partially offset by the absence of $121.2 million of recycling net sales in the first quarter of fiscal 2019, $85.9 million of lower corrugated volumes and $24.9 million related to the unfavorable impact of foreign currency.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2019 decreased $23.1 million compared to the prior year quarter, primarily due to unfavorable cost inflation of $52.8 million, $39.8 million of direct expenses from Hurricane Michael (net of $20.0 million of insurance proceeds), an estimated $31.4 million of lost production and sales related to hurricanes, $18.4 million related to lower volumes, $7.7 million of increased depreciation and amortization, including $8.9 million of accelerated depreciation associated with assets being replaced due to projects to install a 330” state-of-the-art kraft linerboard machine at our Florence, South Carolina mill and to build our new world-class Porto Feliz corrugated box plant in the Brazilian state of Sao Paulo. These decreases were partially offset by an estimated $101.5 million of higher corrugated selling price/mix, $16.0 million of contribution from the acquired KapStone operations net of a $24.7 million acquisition inventory step-up charge, and an estimated $16.5 million of productivity improvements. While the net impact of cost inflation was unfavorable compared to the prior year quarter, recovered fiber costs were lower than the prior year quarter and were more than offset by higher freight costs, virgin fiber costs, energy costs, chemical costs and wage and other costs. We expect to recover a significant amount of the direct costs and lost production and sales due to hurricanes (excluding our $15 million deductible) in the last half of fiscal 2019 through insurance reimbursements.

Consumer Packaging Shipments

Consumer Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from

BSF to tons. The shipment data table excludes gypsum paperboard liner tons produced by Seven Hills Paperboard LLC since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018
Consumer Packaging Shipments - thousands of tons	982.8	992.4	1,025.3	1,031.7	4,032.2
Consumer Packaging Converting Shipments - BSF	10.8	10.7	11.2	11.2	43.9
Consumer Packaging Converting Per Shipping Day - MMSF	176.9	170.1	174.9	178.1	175.0

Fiscal 2019
Consumer Packaging Shipments - thousands of tons	969.6
Consumer Packaging Converting Shipments - BSF	10.5
Consumer Packaging Converting Per Shipping Day - MMSF	172.7

Consumer Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2018
First Quarter	$1,601.3	$94.2	5.9%
Second Quarter	1,637.3	94.6	5.8
Third Quarter	1,669.6	126.1	7.6
Fourth Quarter	1,709.3	130.2	7.6
Total	$6,617.5	$445.1	6.7%

Fiscal 2019
First Quarter	$1,618.8	$76.9	4.8%

(1) Net sales before intersegment eliminations.

Net Sales (Consumer Packaging Segment)

The $17.5 million increase in net sales for the Consumer Packaging segment for the first quarter of fiscal 2019 compared to the prior year quarter was primarily due to $60.2 million of higher selling price/mix and $7.9 million of acquisitions, which were partially offset by $40.5 million of lower volumes and a $9.8 million unfavorable impact of foreign currency.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended December 31, 2018 decreased $17.3 million compared to the prior year quarter. Segment income in the quarter was reduced by an estimated $44.6 million for the net impact of cost inflation compared to the prior year quarter, $9.2 million for the impact of lower volumes and various costs that increased an aggregate of $9.1 million which were partially offset by an estimated $33.8 million of higher selling price/mix and an estimated $11.8 million of productivity improvements. While the net impact of cost inflation was unfavorable compared to the prior year quarter, recovered fiber costs were lower than the prior year quarter and were more than offset by higher virgin fiber costs, energy costs, freight costs, chemical costs and wage and other costs.

Land and Development

	Net Sales (1)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2018
First Quarter	$11.4	$(0.7)	(6.1)%
Second Quarter	26.7	16.1	60.3
Third Quarter	64.8	9.9	15.3
Fourth Quarter	39.5	(2.8)	(7.1)
Total	$142.4	$22.5	15.8%

Fiscal 2019
First Quarter	$13.9	$0.7	5.0%

(1) Net Sales before intersegment eliminations.

Net Sales (Land and Development Segment)

Land and Development’s net sales for the first quarter of fiscal 2019 were $13.9 million compared to $11.4 million in the first quarter of fiscal 2018. The increase in net sales was due to the timing of land sales. The remainder of the real estate holdings are included in assets held for sale because we have met the held for sale criteria. We expect to complete the monetization of these holdings during fiscal 2019. After we complete the monetization, the segment will cease to exist.

Segment Income (Land and Development Segment)

Segment income attributable to the Land and Development segment was $0.7 million in the first quarter of fiscal 2019 compared to a loss of $0.7 million in the first quarter of fiscal 2018. The segment’s assets were stepped-up to fair value in fiscal 2015 as a result of purchase accounting, which resulted in substantially lower margins on the properties sold compared to earlier levels. The first quarter of fiscal 2018 pre-tax non-cash impairment of certain mineral rights and real estate discussed above under the caption “Land and Development Impairments” are not included in segment income.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers and acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 12. Debt” of the Notes to Condensed Consolidated Financial Statements and “Note 13. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for more information regarding our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

At December 31, 2018, we had approximately $2.7 billion of availability under our committed credit facilities, primarily under our revolving credit facilities and Receivables Facility, the majority of which matures on July 1, 2022. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at December 31, 2018. At December 31, 2018, we had $125.0 million of outstanding letters of credit not drawn upon.

Cash and cash equivalents were $260.7 million at December 31, 2018 and $636.8 million at September 30, 2018. We used a significant portion of the cash and cash equivalents on hand at September 30, 2018 in connection with the closing of the KapStone Acquisition. Approximately 72% of the cash and cash equivalents at December 31, 2018 were held outside of the U.S. At December 31, 2018 and September 30, 2018, total debt was $10,820.8 million and $6,415.2 million, respectively, $1,092.8 million and $740.7 million of which was short-term at December 31, 2018 and September 30, 2018, respectively.

Cash Flow Activity

	Three Months Ended
	December 31,
	2018	2017
	(In millions)
Net cash provided by operating activities	$303.1	$245.4
Net cash used for investing activities	$(3,572.8)	$(190.6)
Net cash provided by (used for) financing activities	$2,896.6	$(45.5)

Net cash provided by operating activities during the three months ended December 31, 2018 increased $57.7 million compared to the three months ended December 31, 2017, primarily due to higher cash earnings, which were partially offset by a $18.0 million net decrease in working capital.

Net cash used for investing activities of $3,572.8 million in the three months ended December 31, 2018 consisted primarily of $3,342.9 million for cash paid for the purchase of businesses, net of cash acquired primarily related to the KapStone Acquisition and $322.0 million for capital expenditures that were partially offset by $88.0 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities of $190.6 million in the three months ended December 31, 2017 consisted primarily of $214.1 million for capital expenditures and $108.0 million for an additional investment in the joint venture with Gondi, S.A. de C.V., which were partially offset by $116.6 million of cash receipts on sold trade receivables.

We expect fiscal 2019 capital expenditures to be approximately $1.4 billion, including expenditures related to KapStone and to restore operations at our Panama City, FL mill following Hurricane Michael. Our base capital expenditures in fiscal 2019 should be approximately $850 million to $0.9 billion, with roughly half invested in maintenance and half invested in high return generating projects. In fiscal 2019, we expect to invest approximately $0.5 billion in strategic projects. The strategic projects include: (i) installation of a 330” state-of-the-art kraft linerboard machine at our Florence, SC mill, (ii) an upgrade of the Tres Barras mill in the Brazilian state of Santa Catarina that will add virgin pulping capacity, a biomass power boiler, a turbine generator and other equipment, (iii) completion of our new world-class Porto Feliz corrugated box plant in the Brazilian state of Sao Paulo, (iv) installation of a curtain coater at our Mahrt, AL mill and (v) installation of a headbox and upgrade of other areas of a paper machine at our Covington, VA mill. With the completion of many of our strategic capital projects in fiscal 2019 and fiscal 2020, we will transition to our long-range capital expenditure run rate of approximately $1.0 billion a year in fiscal 2021. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, changes in market conditions or to comply with environmental or other regulatory changes.

In the three months ended December 31, 2018, net cash provided by financing activities of $2,896.6 million consisted primarily of a net increase in debt of $3,052.6 million primarily in connection with the KapStone Acquisition that was partially offset by cash dividends paid to stockholders of $116.1 million and purchases of common stock of $44.2 million. In the three months ended December 31, 2017, net cash used for financing activities of $45.5 million consisted primarily of cash dividends paid to stockholders of $109.6 million partially offset by a net increase in debt of $53.5 million. In October 2018, our board of directors declared a quarterly dividend of $0.455 per share, representing a 5.8% increase from the prior $0.43 per share quarterly dividend and an annual dividend of $1.82 per share. On February 1, 2019, our board of directors approved our February 2019 quarterly dividend of $0.455 per share. In fiscal 2018, we paid four quarterly dividends of $0.43 per share for an annual dividend of $1.72 per share.

At December 31, 2018, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $117 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses and other U.S. federal credits primarily over the next two years. Foreign and state net operating losses and credits will be used over a longer period of time. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. We expect our cash tax rate to move closer to our income tax rate in fiscal 2019 and 2020.

We made contributions of $4.0 million to our pension and supplemental retirement plans during the three months ended December 31, 2018. Based on current facts and assumptions, we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2019. We have made contributions and expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we withdrew from two plans and recorded an aggregate estimated withdrawal liability of $184.2 million. See “Note 5. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection therewith, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

Contractual Obligation

We summarize our incremental enforceable and legally binding contractual obligations at December 31, 2018 as a result of the KapStone Acquisition, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those presented in the table.

	Payments Due by Period
(In millions)	Total	Remainder of Fiscal 2019	Fiscal 2020 and 2021	Fiscal 2022 and 2023	Thereafter

Operating lease obligations	$248.6	$34.7	$78.4	$54.8	$80.7
Purchase obligations and other (1)	386.3	36.6	75.9	63.0	210.8
Total	$634.9	$71.3	$154.3	$117.8	$291.5

(1)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The maturities of debt and capital lease obligations related to WestRock for the remainder of the current year and succeeding four fiscal years and thereafter have been included in our disclosure of future aggregate maturities of debt and capital lease obligations in “Note 12. Debt” of the Notes to Condensed Consolidated Financial Statements.

In addition to the enforceable and legally binding obligations presented in the table above, we have other incremental obligations for goods and services and raw materials entered into in the normal course of business resulting from the KapStone Acquisition. These contracts, however, are subject to change based on our business decisions.

New Accounting Standards

See “Note 1. Basis of Presentation and Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our anticipation that we will be able to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness; that we expect fiscal 2019 capital expenditures to be approximately $1.4 billion, including KapStone and investments to restore operations at our Panama City, FL mill following Hurricane Michael; that our base capital expenditures in fiscal 2019 should be approximately $850 million to $0.9 billion, with roughly half invested in maintenance and half invested in high return generating projects; that, in fiscal 2019, we expect to invest approximately $0.5 billion in strategic projects; that with the completion of many of our strategic capital projects in fiscal 2019 and fiscal 2020, we will transition to our long-range capital expenditure run rate of approximately $1.0 billion a year in fiscal 2021; amounts, assumptions and timing of capital expenditure projects; that we expect our market pulp production line located in Panama City, FL to return to full pulp production at the third quarter of fiscal 2019; our anticipation that the total of our property damage and business interruption claim may exceed $150 million; that we expect to recover a significant amount of direct costs and lost production and sales due to hurricanes (excluding our $15 million deductible) in the last half of fiscal 2019 through insurance reimbursements; we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2019; we expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; our expectation that the adoption of ASC 842 as of October 1, 2019 will result in recording additional assets and liabilities not previously reflected on our consolidated balance sheets but will not have a significant impact on the recognition, measurement, or presentation of lease expenses within the consolidated statements of income or the consolidated statement of cash flows; that the impact of adopting ASC 606 is not expected to have a material impact on our operations or our cash flows in any period; our belief that the resolution of a number of other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims and that should the volume of litigation grow substantially, we could incur significant costs resolving these cases; our expectation that the resolution of pending litigation and proceedings related to asbestos-related personal injury litigation or the Antitrust Litigation will not have a material adverse effect on our consolidated financial condition or liquidity or our results of operations, financial condition or cash flows, respectively; that our compliance initiatives related to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition cash flows; our belief that matters relating to previously identified third-party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been satisfied by claims in the Smurfit-Stone bankruptcy proceedings but that we may face additional liability for cleanup activity at sites that are not subject to the Smurfit-Stone bankruptcy discharge, but are not currently identified; our belief that our liability for environmental-related matters was adequately reserved at December 31, 2018; we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next two years and that foreign and state net operating losses and credits will be used over a longer period of time, though it is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; we expect our estimated cash tax payments in fiscal 2019 will move closer to our income tax rate; our estimate of our exposure for matters related to guarantees of approximately $50 million; our belief that our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; our expectation that PIUMPF’s demand related to the withdrawal will include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals and that our estimate that any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; our expectation that the adoption of certain ASUs will not have a material impact on our consolidated financial statements; that we expect to complete the monetization of our land and development portfolio during fiscal 2019; while it is difficult to predict specific inflationary items, we expect higher cost inflation to continue; we expect the net proceeds from issuances of notes under the commercial paper program to continue to be used for general corporate purposes; we do not anticipate future changes to the provisional fair value estimates of assets and liabilities assumed in acquisitions to be significant; expected totals for restructuring and other costs; our beliefs and expectations with respect to closing facilities; the effect our incremental enforceable and legally binding contractual obligations at December 31, 2018 as a result of the KapStone are expected to have on our liquidity and cash flow in future periods; that we expect to reduce inventories in our Corrugated Packaging segment in the second quarter of fiscal 2019 and match our production to our customers’ demand; that we expect that the mill maintenance downtime and actions that we are taking to reduce our inventory will reduce our earnings in the second and third quarters of fiscal 2019, and that these reductions will be partially offset by the contribution to earnings of a full quarter impact from KapStone beginning in the second quarter of fiscal 2019; that we believe that we have made significant progress integrating KapStone’s operations into our management and operating structures, and we continue to expect to achieve $200 million in synergies and performance improvements by the end of fiscal 2021; that we expect that favorable pricing (due to the continued flow through of previously published price increases) in our Consumer Packaging segment in the second quarter of fiscal 2019 and slightly higher volume will be partially offset by higher scheduled maintenance downtime; that the downtime associated with our capital investment projects at our Cottonton, AL mill, Covington, VA mill and Demopolis, AL mill will adversely impact our earnings in the second and third quarters of fiscal 2019; and that we expect sequential cost inflation in both segments in the second quarter of fiscal 2019, mainly due to annual salary and benefit cost increases and that other input costs are expected to be moderately higher, primarily due to increasing virgin fiber costs, which should be partially offset by lower natural gas prices.

With respect to these statements, we have made assumptions regarding, among other things, our ability to effectively integrate the operations of KapStone; the results and impacts of the KapStone Acquisition, the Schlüter Acquisition and the Plymouth Packaging Acquisition; economic, competitive and market conditions generally; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses.

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions, including the KapStone Acquisition, and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been satisfied by claims in the Smurfit-Stone bankruptcy proceedings; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; the possibility of and uncertainties related to planned mill outages or production disruptions; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the impact of the Tax Act; the impact of operational restructuring activities; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases; our ability to anticipate trends that would enable us to offer products that respond to changing customer preferences; our results of operations, including operational inefficiencies, costs, sales growth or declines; our desire or ability to continue to repurchase Common Stock; the timing and impact of customer transitioning, the impact of announced price increases or decreases; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; the effectiveness of our quality control measures and systems; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of our Fiscal 2018 Form 10-K. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2018 Form 10-K for a discussion of certain of the market risks to which we are exposed. The majority of our risks are associated with our mill operations: sales of containerboard and paperboard, energy, recycled fiber, virgin fiber and freight. The KapStone Acquisition added approximately 3.0 million tons of capacity to our pre-acquisition capacity level of approximately 13.5 million tons. Our market risk therefore increased fairly proportionally. In addition, we are exposed to changes in interest rates. Based on the amounts and mix of our fixed and floating rate debt at December 31, 2018, if market interest rates increased an average of 100 basis points, our annual interest expense would increase by approximately $39 million.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. During the quarter ended December 31, 2018, we completed the KapStone

Acquisition. Subsequent to the KapStone Acquisition, we have begun integration and controls assessment activities. See “Note 3. Acquisitions” of the Notes to Condensed Consolidated Financial Statements for more information. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we plan to exclude these operations from our efforts to comply with Section 404 Rules for fiscal 2019. SEC rules require that we complete our assessment of the internal control over financial reporting of the acquisition within one year after the date of the acquisition.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See “Note 14. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

Item 1A.	RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in our Fiscal 2018 Form 10-K. There have been no material changes in our risk factors from those disclosed in our Fiscal 2018 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended December 31, 2018, we repurchased approximately 1.0 million shares of Common Stock for an aggregate cost of $44.2 million. As of December 31, 2018, we had approximately 20.3 million shares of Common Stock available for repurchase under the program.

The following table presents information with respect to purchases of Common Stock that we made during the three months ended:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2018 through October 31, 2018	—	$—	—	21,262,846
November 1, 2018 through November 30, 2018	—	—	—	21,262,846
December 1, 2018 through December 31, 2018	1,000,214	44.15	1,000,214	20,262,632
Total	1,000,214		1,000,214

Item 6.EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 3.1

Amended and Restated Certificate of Incorporation of the Company, effective as of November 2, 2018 (incorporated by reference to Exhibit 3.1 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 3.2

Certificate of Correction to the Amended and Restated Certificate of Incorporation of WestRock Company dated November 13, 2018 (incorporated by reference to Exhibit 3.3 of WestRock’s Annual Report on Form 10-K filed on November 16, 2018).

Exhibit 3.3	Amended and Restated Bylaws of the Company, effective as of November 2, 2018 (incorporated by reference to Exhibit 3.2 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 4.1

Supplemental Indenture No. 4, dated as of November 2, 2018, to the Indenture dated as of February 22, 2012, by and among RKT, the guarantors party thereto and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 4.2

Supplemental Indenture No. 4, dated as of November 2, 2018, to the Indenture dated as of September 11, 2012, by and among RKT, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 4.3

Eighth Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of July 15, 1982, between MWV and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 4.4

Fourth Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of March 1, 1983, between MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 4.5

Fifth Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of February 1, 1993, between MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.5 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 4.6

Second Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of April 2, 2002, between MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 4.7

Third Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of August 24, 2017, among WRKCo, RKT, MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 4.8

Indenture, dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

Exhibit 4.9

First Supplemental Indenture, dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the $750 million aggregate principal amount of 4.650% senior notes due 2026 and $750 million aggregate principal amount of 4.900% senior notes due 2029 of WRKCo Inc. (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

Exhibit 4.10

Registration Rights Agreement, dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, HSBC Securities (USA) Inc., Rabo Securities USA, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein, relating to the $750 million aggregate principal amount of 4.650% senior notes due 2026 and $750 million aggregate principal amount of 4.900% senior notes due 2029 of WRKCo Inc. (incorporated by reference to Exhibit 4.3 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

Exhibit 10.1

Joinder, dated as of November 2, 2018, to the Credit Agreement dated as of July 1, 2015, by and among the Company, WestRock CP, LLC, WestRock Converting Company, WestRock Virginia Corporation and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 10.2

Joinder, dated as of November 2, 2018, to the Credit Agreement dated as of October 31, 2017, by and among the Company, WRKCo and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 10.3

Joinder, dated as of November 2, 2018, to the Credit Agreement dated as of July 1, 2015, among the Company, WRKCo, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp. and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 10.4

Joinder, dated as of November 2, 2018, to the Credit Agreement dated as of April 27, 2018, by and among the Company, WRKCo and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (incorporated by reference to Exhibit 10.4 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 10.5

Form of Dealer Agreement among WestRock Company, WRKCo Inc., WestRock RKT, LLC, WestRock MWV, LLC and the Dealer party thereto (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on December 10, 2018).

Exhibit 10.6*

Amendment No. 2 to the Credit Agreement, dated as of March 7, 2018, among WestRock Company, WestRock RKT Company, WestRock MWV, LLC, Wells Fargo Bank, National Association, and the lenders party thereto.

Exhibit 10.7

Employment Agreement, dated January 23, 2017, among Multi Packaging Solutions International Limited, WestRock Company and Marc Shore (incorporated by reference to Exhibit 10.1 of Multi Packaging Solutions’ Current Report on Form 8-K filed on January 24, 2017).

Exhibit 31.1*	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

Exhibit 31.2*

Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

Exhibit 32.1^

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company, and by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF*	XBRL Taxonomy Definition Label Linkbase.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*Filed as part of this quarterly report.

^In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	February 7, 2019	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)