Form 10-Q
period 2019-03-31
WestRock Co
filed 2019-05-03
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WRK	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 19, 2019
Common Stock, $0.01 par value	257,042,757

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2019	2018	2019	2018

Net sales	$4,620.0	$4,017.0	$8,947.4	$7,911.0
Cost of goods sold	3,720.4	3,227.6	7,266.0	6,348.1
Selling, general and administrative, excluding intangible amortization	444.1	395.8	845.0	776.6
Selling, general and administrative intangible amortization	102.4	75.2	195.3	147.7
Loss (gain) on disposal of assets	—	2.8	(43.8)	3.9
Multiemployer pension withdrawals	—	—	—	180.0
Land and Development impairments	13.0	—	13.0	27.6
Restructuring and other costs	34.8	31.7	89.2	48.0
Operating profit	305.3	283.9	582.7	379.1
Interest expense, net	(111.8)	(78.3)	(206.2)	(143.1)
Gain (loss) on extinguishment of debt	0.4	0.1	(1.5)	(0.9)
Pension and other postretirement non-service income	18.7	24.6	36.0	49.2
Other (expense) income, net	(3.3)	1.1	(6.0)	3.6
Equity in (loss) income of unconsolidated entities	(0.2)	11.9	6.6	15.7
Income before income taxes	209.1	243.3	411.6	303.6
Income tax (expense) benefit	(47.2)	(18.8)	(109.9)	1,054.4
Consolidated net income	161.9	224.5	301.7	1,358.0
Less: Net (income) loss attributable to noncontrolling interests	(1.5)	(1.3)	(2.2)	0.3
Net income attributable to common stockholders	$160.4	$223.2	$299.5	$1,358.3

Basic earnings per share attributable to common stockholders	$0.63	$0.87	$1.17	$5.32
Diluted earnings per share attributable to common stockholders	$0.62	$0.86	$1.15	$5.23

Basic weighted average shares outstanding	256.6	256.1	255.7	255.5
Diluted weighted average shares outstanding	259.4	260.3	259.4	259.7

Cash dividends paid per common share	$0.455	$0.43	$0.91	$0.86

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2019	2018	2019	2018

Consolidated net income	$161.9	$224.5	$301.7	$1,358.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	25.2	54.2	(39.7)	12.3
Derivatives:
Deferred gain on cash flow hedges	—	0.1	—	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	—	—	0.5
Unrealized gain on available for sale security	—	—	—	0.8
Reclassification adjustment of gain on available for sale security included in earnings	—	(1.5)	—	(1.5)
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	3.2	3.3	8.1	6.6
Prior service cost arising during the period	—	—	—	(2.7)
Amortization and settlement recognition of prior service cost, included in pension cost	0.4	—	0.9	—
Other comprehensive income (loss), net of tax	28.8	56.1	(30.7)	16.0
Comprehensive income	190.7	280.6	271.0	1,374.0
Less: Comprehensive income attributable to noncontrolling interests	(1.0)	(1.5)	(1.7)	(0.1)
Comprehensive income attributable to common stockholders	$189.7	$279.1	$269.3	$1,373.9

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	March 31, 2019	September 30, 2018

ASSETS
Current assets:
Cash and cash equivalents	$154.2	$636.8
Accounts receivable (net of allowances of $46.9 and $49.7)	2,367.0	2,010.7
Inventories	2,096.9	1,829.6
Other current assets	562.4	248.5
Assets held for sale	33.5	59.5
Total current assets	5,214.0	4,785.1
Property, plant and equipment, net	11,029.4	9,082.5
Goodwill	7,300.9	5,577.6
Intangibles, net	4,277.9	3,122.0
Restricted assets held by special purpose entities	1,277.7	1,281.0
Prepaid pension asset	447.7	420.0
Other assets	1,145.4	1,092.3
Total Assets	$30,693.0	$25,360.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$1,422.4	$740.7
Accounts payable	1,702.0	1,716.8
Accrued compensation and benefits	380.6	399.3
Other current liabilities	541.6	476.5
Total current liabilities	4,046.6	3,333.3
Long-term debt due after one year	9,373.1	5,674.5
Pension liabilities, net of current portion	251.0	261.3
Postretirement benefit liabilities, net of current portion	141.5	134.8
Non-recourse liabilities held by special purpose entities	1,149.5	1,153.7
Deferred income taxes	2,955.2	2,321.5
Other long-term liabilities	1,119.3	994.8
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	3.2	4.2
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 256.9 million and 253.5 million shares outstanding at March 31, 2019 and September 30, 2018, respectively	2.6	2.5
Capital in excess of par value	10,692.5	10,588.9
Retained earnings	1,671.2	1,573.3
Accumulated other comprehensive loss	(725.5)	(695.3)
Total stockholders’ equity	11,640.8	11,469.4
Noncontrolling interests	12.8	13.0
Total equity	11,653.6	11,482.4
Total Liabilities and Equity	$30,693.0	$25,360.5

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2019	2018	2019	2018

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	255.2	254.9	253.5	254.5
Shares issued under restricted stock plan	2.7	0.7	3.0	0.7
Issuance of common stock, net of stock received for minimum tax withholdings (1)	0.1	0.8	2.5	1.2
Purchases of common stock	(1.1)	—	(2.1)	—
Balance at end of period	256.9	256.4	256.9	256.4
Common Stock:
Balance at beginning of period	$2.6	$2.5	$2.5	$2.5
Issuance of common stock, net of stock received for minimum tax withholdings (1)	—	0.1	0.1	0.1
Purchases of common stock	—	—	—	—
Balance at end of period	2.6	2.6	2.6	2.6
Capital in Excess of Par Value:
Balance at beginning of period	10,720.6	10,651.7	10,588.9	10,624.9
Compensation expense under share-based plans	18.2	19.4	36.1	33.7
Issuance of common stock, net of stock received for minimum tax withholdings (1)	(1.9)	13.5	82.9	26.0
Fair value of share-based awards issued in business combinations	—	—	70.8	—
Purchases of common stock	(44.4)	—	(86.2)	—
Balance at end of period	10,692.5	10,684.6	10,692.5	10,684.6
Retained Earnings:
Balance at beginning of period	1,635.3	1,196.8	1,573.3	172.4
Adoption of revenue from contracts with customers standard	—	—	43.5	—
Net income attributable to common stockholders	160.4	223.2	299.5	1,358.3
Dividends declared (per share - $0.455, $0.43, $0.91 and $0.86) (2)	(124.5)	(111.2)	(242.3)	(221.9)
Issuance of common stock, net of stock received for minimum tax withholdings	—	(6.4)	(0.4)	(6.4)
Purchases of common stock	—	—	(2.4)	—
Balance at end of period	1,671.2	1,302.4	1,671.2	1,302.4
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(754.8)	(497.6)	(695.3)	(457.3)
Other comprehensive income (loss), net of tax	29.3	55.9	(30.2)	15.6
Balance at end of period	(725.5)	(441.7)	(725.5)	(441.7)
Total Stockholders’ equity	11,640.8	11,547.9	11,640.8	11,547.9
Noncontrolling Interests: (3)
Balance at beginning of period	11.8	40.2	13.0	43.6
Net income	1.1	1.1	1.4	—
Contributions	—	—	0.2	—
Distributions and adjustments to noncontrolling interests	(0.1)	(7.0)	(1.8)	(9.3)
Balance at end of period	12.8	34.3	12.8	34.3
Total equity	$11,653.6	$11,582.2	$11,653.6	$11,582.2

(1)

Included in the issuance of common stock in the six months ended March 31, 2019 is the issuance of approximately 1.6 million shares of Common Stock (as hereinafter defined) valued at $70.1 million in connection with the KapStone Acquisition (as hereinafter defined).

(2)

Includes cash dividends paid, dividend equivalent units on certain restricted stock awards and dividends declared but unpaid related to the shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone Container Corporation (“Smurfit-Stone”) bankruptcy claims.

(3)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the Condensed Consolidated Balance Sheets.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In millions)	2019	2018
Operating activities:
Consolidated net income	$301.7	$1,358.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	742.8	622.5
Cost of real estate sold	11.0	27.1
Deferred income tax expense (benefit)	39.6	(1,222.7)
Share-based compensation expense	35.5	33.9
Pension and other postretirement funding (more) than expense (income)	(27.0)	(49.8)
Multiemployer pension withdrawals	—	180.0
Land and Development impairments	13.0	27.6
Other impairment adjustments	10.0	10.4
Gain on disposal of plant and equipment and other, net	(45.5)	(0.8)
Other	(46.3)	(15.6)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	117.3	(297.5)
Inventories	(67.5)	(83.0)
Other assets	(128.9)	(56.0)
Accounts payable	(143.4)	(67.3)
Income taxes	(27.0)	94.1
Accrued liabilities and other	(120.3)	(87.2)
Net cash provided by operating activities	665.0	473.7
Investing activities:
Capital expenditures	(625.4)	(426.7)
Cash paid related to business combinations, net of cash acquired	(3,349.3)	(185.2)
Cash receipts on sold trade receivables	—	253.1
Investment in unconsolidated entities	(0.2)	(111.0)
Proceeds from sale of property, plant and equipment	105.3	15.7
Proceeds from property, plant and equipment insurance settlement	8.8	4.8
Other	10.2	8.2
Net cash used for investing activities	(3,850.6)	(441.1)
Financing activities:
Proceeds from issuance of notes	1,498.5	1,197.3
Additions to revolving credit facilities	172.0	94.3
Additions to debt	3,957.9	853.2
Repayments of debt	(3,209.6)	(2,010.4)
Changes in commercial paper, net	588.3	63.3
Other financing additions (repayments), net	16.6	(24.5)
Issuances of common stock, net of related minimum tax withholdings	3.2	17.4
Purchases of common stock	(88.6)	—
Cash dividends paid to stockholders	(233.7)	(219.4)
Cash distributions paid to noncontrolling interests	(2.8)	(8.6)
Other	3.0	(24.9)
Net cash provided by (used for) financing activities	2,704.8	(62.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	(1.9)
Decrease in cash, cash equivalents and restricted cash	(482.6)	(31.6)
Cash, cash equivalents and restricted cash at beginning of period	636.8	304.0
Cash, cash equivalents and restricted cash at end of period	$154.2	$272.4

	Six Months Ended
	March 31,
(In millions)	2019	2018

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$94.3	$69.8
Interest, net of amounts capitalized	$202.9	$135.1

Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended
	March 31,
(In millions)	2019	2018

Non-cash investing activities:
Deferred purchase price of trade receivables sold	$—	$250.0

Liabilities assumed in the six months ended March 31, 2019 primarily relate to the KapStone Acquisition (as hereinafter defined). Liabilities assumed in the six months ended March 31, 2018 primarily relate to the Plymouth Acquisition (as hereinafter defined). See “Note 3. Acquisitions” for more information.

	Six Months Ended
	March 31,
(In millions)	2019	2018

Fair value of assets acquired, including goodwill	$5,912.4	$228.0
Cash consideration for the purchase of businesses, net of cash acquired	(3,350.2)	(187.4)
Stock issued for the purchase of a business	(70.1)	—
Fair value of share-based awards issued in the purchase of a business	(70.8)	—
Deferred payments and unpaid working capital	16.6	(26.3)
Liabilities assumed	$2,437.9	$14.3

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended March 31, 2019

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

Basis of Presentation

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2018 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “Fiscal 2018 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three and six months ended March 31, 2019 and March 31, 2018, our comprehensive income for the three and six months ended March 31, 2019 and March 31, 2018, our financial position at March 31, 2019 and September 30, 2018, our cash flows for the six months ended March 31, 2019 and March 31, 2018, and our statements of equity for the three and six months ended March 31, 2019 and March 31, 2018.

On October 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, which is codified in Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” (“ASC 606”). See “Note 2. Revenue Recognition” for more information on the impact of our adoption of ASC 606.

We adopted ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on October 1, 2018 on a retrospective basis. During the first quarter of fiscal 2019, upon the adoption of this ASU, we began presenting the non-service components of our pension and other postretirement income separately from the service cost components and outside the subtotal of operating profit. For the three and six months ended March 31, 2018, we reclassified $24.6 million and $49.2 million, respectively, to “Pension and other postretirement non-service income”, which was previously reported in “Cost of goods sold” for $10.0 million and $20.0 million, respectively, and “Selling, general and administrative, excluding intangible amortization” for $14.6 million and $29.2 million, respectively, on our condensed consolidated statements of income.

We adopted the provisions of ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments” on October 1, 2018 on a retrospective basis. The adoption resulted in a change in classification of proceeds received for beneficial interests obtained for transferring trade receivables in securitization transactions as investing activities instead of operating activities in the statement of cash flows. Although this aspect of the ASU does not have a material effect on our consolidated financial statements on a prospective basis (from October 1, 2018) because the creation of beneficial interest was eliminated under the terms of our A/R Sales Agreement (as defined herein) effective as of September 25, 2018, we have applied the provisions of this ASU retrospectively to prior years. As a result, cash provided by operating activities for the six months ended March 31, 2018 decreased by $253.1 million with a corresponding increase to cash provided by investing activities. The other provisions of ASU 2016-15 did not have a material impact on our condensed consolidated statements of cash flows.

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

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with our Fiscal 2018 Form 10-K. The results for the three and six months ended March 31, 2019 are not necessarily indicative of results that may be expected for the full year.

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

New Accounting Standards - Recently Issued

See “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards - Recently Issued” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for information on new accounting standards issued prior to the beginning of fiscal 2019 but not yet adopted and where we do not expect that the adoption will have a material effect on our consolidated financial statements. Below is a description of new accounting standards for which (i) we are in the process of evaluating the impact on our financial statements or (ii) we have determined that the new standard could have a material impact on our consolidated financial statements. We have not elected to early adopt any of the new accounting standards described below to the extent early adoption is permitted.

In October 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which provides targeted amendments to ASC 808, “Collaborative arrangements” (“ASC 808”) and ASC 606. The amendments in this ASU require transactions between participants in a collaborative arrangement to be accounted for under ASC 606 when the counterparty is a customer. This ASU precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This ASU also amends ASC 808 to refer to the unit-of-account guidance in ASC 606 and requires it to be used only when assessing whether a transaction is in scope of ASC 606. This ASU is effective for fiscal years ending after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In October 2018, the FASB issued ASU 2018-17 “Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety, as currently required under generally accepted accounting principles in the United States (“GAAP”). This ASU is effective for fiscal years ending after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of this ASU.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in the period of adoption or retrospectively in each period in which the effect of the change in the United States (“U.S.”) federal corporate income tax rate in the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (or portion thereof) is recorded. This ASU requires financial statement preparers to disclose (i) a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income; (ii) whether they elect to reclassify the stranded income tax effects from the Tax Act; and (iii) information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of ASC 220, “Income Statement – Reporting Comprehensive Income”, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this ASU, but do not expect it to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. In October 2018, the FASB issued ASU 2018-16 “Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting”, which adds the overnight index rate based on the Secured Overnight Financing Rate to the list of U.S. benchmark interest rates in ASC 815 that are eligible to be hedged. The provisions of ASU 2017-12 and ASU 2018-16 are concurrently effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of ASU 2017-12 and ASU 2018-16, but do not expect these provisions to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Prior to the FASB issuing ASU 2018-11 “Leases”, entities were required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

statements. In July 2018, the FASB issued ASU 2018-11, which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the comparative periods presented in the financial statements would continue to be in accordance with current GAAP. In December 2018, the FASB issued ASU 2018-20 “Leases: Narrow-scope Improvements for Lessors” to help lessors apply ASC 842, which allows lessors to make an accounting policy election not to evaluate sales taxes and other similar taxes collected from lessees, requires lessors to exclude from variable payments certain lessor costs paid directly by lessee to third parties on the lessor’s behalf and provides clarification on variable payments allocated to lease and non-lease components. In March 2019, the FASB issued ASU 2019-01 “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”), which (a) provides guidance on lessors’ accounting for acquisition costs that will now generally be included in the measurement of fair value of the underlying asset, (b) clarifies that lessors in scope of ASC 942, “Financial Services—Depository and Lending”, have to follow cash flow presentation guidance under ASC 942 for payments received by lessors and (c) provides an exemption to all companies from interim transition disclosure requirements of ASC 250, in addition to the already exempted annual disclosure requirement of ASC 250. ASU 2019-01 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years; however, entities are permitted to early adopt ASU 2019-01 concurrent with, or any time after the adoption of ASC 842. While we have not completed our assessment, we expect that the adoption of ASC 842 as of October 1, 2019 will result in us recording additional assets and liabilities not previously reflected on our consolidated balance sheets, but we do not expect the adoption to have a material impact on the recognition, measurement or presentation of lease expenses within the consolidated statements of income or the consolidated statements of cash flows.

Note 2.	Revenue Recognition

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

We manufacture certain customized products that have no alternative use to us (since they are made to specific customer orders), and we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these products, including a reasonable profit. For manufactured products that meet these two criteria, we now recognize revenue “over time”. This results in revenue recognition prior to the date of shipment or title transfer for these products and increases the contract asset (unbilled receivables) balance with a corresponding reduction in finished goods inventory on our balance sheet. Due to the recurring nature of our sales of these customized products, the impact of ASC 606 is not expected to have a material impact on our condensed consolidated financial statements in future periods.

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

Condensed Consolidated Statements of Income

	Three Months Ended March 31, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Net sales	$4,620.0	$4,614.6	$5.4
Cost of goods sold	$3,720.4	$3,715.5	$4.9
Income tax expense	$(47.2)	$(47.1)	$(0.1)
Consolidated net income	$161.9	$161.5	$0.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended March 31, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Net sales	$8,947.4	$8,950.1	$(2.7)
Cost of goods sold	$7,266.0	$7,270.1	$(4.1)
Income tax expense	$(109.9)	$(109.6)	$(0.3)
Consolidated net income	$301.7	$300.6	$1.1

Condensed Consolidated Balance Sheet

	March 31, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Inventories	$2,096.9	$2,237.9	$(141.0)
Other current assets	$562.4	$368.4	$194.0
Other current liabilities	$541.6	$541.3	$0.3
Retained earnings	$1,671.2	$1,626.6	$44.6

Condensed Consolidated Statement of Cash Flows

	Six Months Ended March 31, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Consolidated net income	$301.7	$300.6	$1.1
Other assets	$(128.9)	$(131.6)	$2.7
Inventories	$(67.5)	$(63.4)	$(4.1)
Income taxes	$(27.0)	$(27.3)	$0.3

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment).

	Three Months Ended March 31, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,865.3	$1,308.3	$0.8	$(39.8)	$4,134.6
South America	109.6	17.9	—	—	127.5
Europe	—	269.6	—	—	269.6
Asia Pacific	15.8	72.5	—	—	88.3
Total (1)	$2,990.7	$1,668.3	$0.8	$(39.8)	$4,620.0

(1)	Net sales are attributed to geographical markets based on the location of the seller.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended March 31, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$5,471.7	$2,564.7	$14.7	$(77.7)	$7,973.4
South America	218.4	37.4	—	—	255.8
Europe	—	530.1	—	—	530.1
Asia Pacific	34.4	154.9	—	(1.2)	188.1
Total (1)	$5,724.5	$3,287.1	$14.7	$(78.9)	$8,947.4

(1)	Net sales are attributed to geographical markets based on the location of the seller.

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

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2018	$183.7	$7.9
Impact of acquisition	13.0	—
Ending balance - March 31, 2019	194.0	12.4
(Decrease) / increase	$(2.7)	$4.5

Performance Obligations and Significant Judgments

We primarily derive revenue from fixed consideration. Certain contracts may also include variable consideration, typically in the form of cash discounts and volume rebates. If a contract with a customer includes variable consideration, we estimate the expected cash discounts and other customer refunds based on historical experience. We concluded this method is consistent with the most likely amount method under ASC 606 and allows us to make the best estimate of the consideration we will be entitled to from customers.

Contracts or purchase orders with customers could include a single type of product or multiple types/grades of products. Regardless, the contract price with the customer is agreed to at the individual product level outlined in the customer contracts or purchase orders. Management has concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

Practical Expedients and Exemptions

As permitted by ASC 606, we elected to use certain practical expedients. We treat shipping and handling activities as fulfillment activities. We treat costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset we would recognize is one year or less. We do not record interest income when the difference in timing of control transfer and customer payment is one year or less. The election of these practical expedients results in accounting treatments that we believe are consistent with our historical accounting policies and, therefore, these elections and expedients do not have a material impact on comparability of our financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3.	Acquisitions

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. See “Note 2. Mergers, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for information about our prior year acquisitions or investment. For the three and six months ended March 31, 2019, no changes to our fiscal 2018 provisional fair value estimates of assets and liabilities assumed in acquisitions have been significant, and we do not anticipate future changes to these acquisitions to be significant.

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

Pursuant to the KapStone Acquisition, at the Effective Time, (a) each issued and outstanding share of common stock, par value $0.01 per share, of WRKCo (“WRKCo common stock”) was converted into one share of common stock, par value $0.01 per share, of the Company (“Company common stock”) and (b) each issued and outstanding share of common stock, par value $0.0001 per share, of KapStone (“KapStone common stock”) (other than shares of KapStone common stock owned by (i) KapStone or any of its subsidiaries or (ii) any KapStone stockholder who properly exercised appraisal rights with respect to its shares of KapStone common stock in accordance with Section 262 of the Delaware General Corporation Law) was automatically canceled and converted into the right to receive (1) $35.00 per share in cash, without interest (the “Cash Consideration”), or, at the election of the holder of such share of KapStone common stock, (2) 0.4981 shares of Company common stock (the “Stock Consideration”) and cash in lieu of fractional shares, subject to proration procedures designed to ensure that the Stock Consideration would be received in respect of no more than 25% of the shares of KapStone common stock issued and outstanding immediately prior to the Effective Time (the “Maximum Stock Amount”). Each share of KapStone common stock in respect of which a valid election of Stock Consideration was not made by 5:00 p.m. New York City time on September 5, 2018 was converted into the right to receive the Cash Consideration. KapStone stockholders elected to receive Stock Consideration that was less than the Maximum Stock Amount and no proration was required.

The consideration for the KapStone Acquisition was $4.9 billion including debt assumed, a long-term financing obligation and equity awards replaced with WestRock equity awards with identical terms. As a result, KapStone stockholders received in the aggregate approximately $3.3 billion in cash and 1.6 million shares of WestRock common stock with a value of $70.1 million, or approximately 0.6% of the issued and outstanding shares of WestRock common stock immediately following the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, the Company assumed any outstanding awards granted under the equity-based incentive plans of WRKCo and KapStone (including the shares underlying such awards), the award agreements evidencing the grants of such awards and, in the case of the WRKCo equity-based incentive plans, the remaining shares available for issuance under the applicable plan, in each case subject to adjustments to such awards in the manner set forth in the Merger Agreement. Included in the consideration was $70.8 million related to outstanding

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

KapStone equity awards that were replaced with WestRock equity awards with identical terms for pre-combination service. The amount related to post-combination service will be expensed over the remaining service period of the awards.

The following table summarizes the fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2019 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amounts Recognized as of Acquisition Date (as Adjusted) (2)
Cash and cash equivalents	$8.6	$—	$8.6
Current assets, excluding cash and cash equivalents	878.9	(22.0)	856.9
Property, plant and equipment, net	1,910.3	12.7	1,923.0
Goodwill	1,755.0	(23.1)	1,731.9
Intangible assets	1,336.1	25.3	1,361.4
Other long-term assets	27.9	0.2	28.1
Total assets acquired	5,916.8	(6.9)	5,909.9

Current portion of debt	33.3	—	33.3
Current liabilities	337.5	2.3	339.8
Long-term debt due after one year	1,333.4	—	1,333.4
Accrued pension and other long-term benefits	9.8	1.5	11.3
Deferred income taxes	609.7	(13.6)	596.1
Other long-term liabilities	118.4	2.9	121.3
Total liabilities assumed	2,442.1	(6.9)	2,435.2
Net assets acquired	$3,474.7	$—	$3,474.7

(1)	The measurement period adjustments recorded in fiscal 2019 did not have a significant impact on our condensed consolidated statements of income for the three and six months ended March 31, 2019.
(2)

The measurement period adjustments were primarily due to refinements to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments resulted in a net decrease to goodwill.

We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, finalizing third-party valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances; therefore, the allocation of the purchase price is preliminary and subject to material revision.

The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration and other synergistic opportunities) and the assembled work force of KapStone, as well as from establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes.

The following table summarizes the weighted average life and the fair value of intangible assets recognized in the KapStone Acquisition, excluding goodwill (in millions):

	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	11.6	$1,297.0
Trademarks and tradenames	17.0	55.2
Favorable contracts	5.9	9.2
Total	11.8	$1,361.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

None of the intangible assets have significant residual value. The intangible assets are expected to be amortized over estimated useful lives ranging from one to 20 years based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable.

Note 4.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $34.8 million and $89.2 million for the three and six months ended March 31, 2019, respectively, and $31.7 million and $48.0 million for the three and six months ended March 31, 2018, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, divestiture or integration can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Restructuring	$24.3	$21.2	$50.0	$25.6
Other	10.5	10.5	39.2	22.4
Restructuring and other costs	$34.8	$31.7	$89.2	$48.0

Restructuring

Our restructuring charges are primarily associated with plant closures and employee costs due to merger and acquisition-related workforce reductions. When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell and record charges for severance and other employee-related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as it is identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value. At the time of each announced closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and six months ended March 31, 2019 and 2018, the cumulative recorded amount since we started the initiatives and our estimate of the total costs we expect to incur (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$4.0	$0.3	$7.1	$0.9	$205.2	$205.2
Severance and other employee costs	4.1	1.3	10.7	2.4	53.1	53.5
Equipment and inventory relocation costs	1.0	1.6	1.4	3.1	9.1	10.6
Facility carrying costs	0.9	1.0	2.0	1.8	30.7	32.3
Other costs	0.3	0.1	0.3	(0.2)	13.4	17.4
Restructuring total	$10.3	$4.3	$21.5	$8.0	$311.5	$319.0

Consumer Packaging

Net property, plant and equipment costs	$(0.2)	$3.4	$(0.2)	$4.4	$37.8	$37.8
Severance and other employee costs	2.9	5.3	2.8	3.4	38.1	38.3
Equipment and inventory relocation costs	0.4	1.1	0.7	1.5	6.0	7.0
Facility carrying costs	0.2	0.2	—	0.6	2.0	2.0
Other costs	2.7	2.4	3.2	2.1	25.3	25.8
Restructuring total	$6.0	$12.4	$6.5	$12.0	$109.2	$110.9

Land and Development

Net property, plant and equipment costs	$—	$—	$—	$—	$1.8	$1.8
Severance and other employee costs	0.2	0.2	0.1	0.6	13.8	13.8
Other costs	—	—	—	—	3.0	3.0
Restructuring total	$0.2	$0.2	$0.1	$0.6	$18.6	$18.6

Corporate

Net property, plant and equipment costs	$—	$—	$—	$—	$1.4	$1.4
Severance and other employee costs	5.6	(0.1)	19.8	0.1	120.5	120.5
Other costs	2.2	4.4	2.1	4.9	17.6	17.6
Restructuring total	$7.8	$4.3	$21.9	$5.0	$139.5	$139.5

Total

Net property, plant and equipment costs	$3.8	$3.7	$6.9	$5.3	$246.2	$246.2
Severance and other employee costs	12.8	6.7	33.4	6.5	225.5	226.1
Equipment and inventory relocation costs	1.4	2.7	2.1	4.6	15.1	17.6
Facility carrying costs	1.1	1.2	2.0	2.4	32.7	34.3
Other costs	5.2	6.9	5.6	6.8	59.3	63.8
Restructuring total	$24.3	$21.2	$50.0	$25.6	$578.8	$588.0

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

Other Costs

Our other costs consist of acquisition, divestiture and integration costs. We incur costs when we acquire or divest businesses. Acquisition costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting and other professional or consulting fees, as well as potential litigation costs associated with those activities. We incur integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services and labor. Divestiture costs consist primarily of similar professional fees. We consider acquisition, divestiture and integration costs to be Corporate costs regardless of the segment or segments involved in the transaction.

The following table presents our acquisition, divestiture and integration costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Acquisition costs	$3.0	$5.7	$27.0	$7.6
Divestiture costs	0.1	(0.1)	0.2	0.2
Integration costs	7.4	4.9	12.0	14.6
Other total	$10.5	$10.5	$39.2	$22.4

The following table summarizes the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and presents a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our Condensed Consolidated Statements of Income (in millions):

	Six Months Ended
	March 31,
	2019	2018
Accrual at beginning of fiscal year	$31.6	$47.4
Additional accruals	32.3	8.0
Payments	(24.2)	(17.7)
Adjustment to accruals	(2.7)	1.4
Foreign currency rate changes	(0.1)	(0.3)
Accrual at March 31	$36.9	$38.8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Six Months Ended
	March 31,
	2019	2018
Additional accruals and adjustments to accruals (see table above)	$29.6	$9.4
Acquisition costs	27.0	7.6
Integration costs	12.0	14.6
Divestiture costs	0.2	0.2
Net property, plant and equipment	6.9	5.3
Severance and other employee costs	6.3	0.4
Equipment and inventory relocation costs	2.1	4.6
Facility carrying costs	2.0	2.4
Other costs	3.1	3.5
Total restructuring and other costs	$89.2	$48.0

Note 5.	Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans have been frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. See “Note 4. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for more information regarding our involvement with retirement plans.

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

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During the three months ended December 31, 2017, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and recorded an estimated withdrawal liability of $180.0 million at that time. The estimated withdrawal liability assumed payments over 20 years, discounted at a credit adjusted risk-free rate. We expect that PIUMPF’s demand related to the withdrawal will include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. We reserve the right to challenge any portion of the demand, including any portion related to the accumulated funding deficiency. The estimated withdrawal liability noted above excludes the potential impact of a future mass withdrawal of other employers from PIUMPF, which is not considered probable or reasonably estimable at this time. Due to the absence of specific information regarding matters such as PIUMPF’s current financial situation, our estimate is subject to revision. In addition, in the third quarter of fiscal 2018, we submitted formal notification to withdraw from the Central States, Southeast and Southwest Areas Pension Plan and recorded an estimated withdrawal liability of $4.2 million on a discounted basis. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate. At March 31, 2019 and September 30, 2018, we had withdrawal liabilities recorded of $240.8 million and $247.8 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

See “Note 4. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for more information regarding our involvement with MEPPs.

The following table presents a summary of the components of net pension (income) cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$11.4	$12.5	$22.3	$24.1
Interest cost	58.7	51.3	115.2	102.2
Expected return on plan assets	(85.9)	(82.5)	(168.8)	(164.6)
Amortization of net actuarial loss	5.4	4.6	12.4	9.2
Amortization of prior service cost	1.3	1.1	2.6	2.2
Curtailment loss	0.9	—	0.9	—
Company defined benefit plan income	(8.2)	(13.0)	(15.4)	(26.9)
Multiemployer pension withdrawals	—	—	—	180.0
Multiemployer and other plans	0.1	0.3	0.3	1.1
Net pension (income) cost	$(8.1)	$(12.7)	$(15.1)	$154.2

During the three and six months ended March 31, 2019, we made contributions to our qualified and supplemental defined benefit pension plans of $5.5 million and $9.5 million, respectively, and for the three and six months ended March 31, 2018, we made contributions of $12.2 million and $20.7 million, respectively.

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$0.3	$0.4	$0.6	$0.8
Interest cost	2.0	2.0	3.9	4.0
Amortization of net actuarial gain	(0.4)	(0.1)	(0.8)	(0.1)
Amortization of prior service credit	(0.7)	(1.0)	(1.4)	(2.1)
Net postretirement cost	$1.2	$1.3	$2.3	$2.6

During the three and six months ended March 31, 2019, we funded an aggregate of $1.7 million and $4.4 million, respectively, and for the three and six months ended March 31, 2018, we funded an aggregate of $2.0 million and $4.8 million, respectively, to our other postretirement benefit plans.

Note 6.	Income Taxes

The effective tax rate for the three and six months ended March 31, 2019 was an expense of 22.6% and 26.7%, respectively. The effective tax rate for the three months ended March 31, 2019 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by (iv) the inclusion of tax benefits related to share-based compensation and (v) research and development tax credits. The effective tax rate for the six months ended March 31, 2019 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, (iv) the limitation of certain transaction costs and (v) the increase of deferred tax liabilities in certain state jurisdictions, partially offset by (vi) the inclusion of tax benefits related to share-based compensation, (vii) research and development tax credits and (viii) an adjustment of the valuation allowance against net operating losses of foreign subsidiaries.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The effective tax rate for the three and six months ended March 31, 2018 was an expense of 7.7% and a benefit of 347.3%, respectively. The effective tax rate for the three months ended March 31, 2018 was lower than the statutory federal rate primarily due to (i) the provisional amounts related to the enactment of the Tax Act, (ii) favorable tax items, such as the domestic production deduction, the tax benefits related to share-based compensation and cash tax planning that resulted in reduced deferred tax liabilities, partially offset by (iii) the inclusion of state taxes and (iv) the exclusion of tax benefits related to losses recorded by certain foreign operations. The effective tax rate for the six months ended March 31, 2018 was lower than the statutory federal rate primarily due to (i) the provisional amounts related to the enactment of the Tax Act, (ii) favorable tax items, such as the domestic production deduction, the tax benefits related to share-based compensation and cash tax planning that resulted in reduced deferred tax liabilities, partially offset by (iii) the inclusion of state taxes and (iv) the exclusion of tax benefits related to losses recorded by certain foreign operations.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to registrants on the accounting for income taxes related to the Tax Act. SAB 118 provided for a one-year measurement period to complete the accounting for the tax effects of the Tax Act, which ended on December 22, 2018. As such, we recorded provisional amounts related to the deemed repatriation tax and remeasurement of deferred tax assets and liabilities during fiscal 2018. During the first quarter of fiscal 2019, we completed the accounting for the income tax effect related to the Tax Act. We made the following adjustments to the provisional amounts: (i) a $0.4 million tax expense from the true up and revaluation of deferred tax assets and liabilities to reflect the new tax rate and (ii) an additional $3.7 million tax expense, as a result of the refinement to the transition tax provisional liability. We have reclassified the transition tax liability for financial statement purposes to a reserve for uncertain tax position due to uncertainty in the realizability of certain foreign earnings and profits deficits. See “Note 5. Income Taxes” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for additional information regarding the Tax Act.

The following table sets forth the changes in the reserve for uncertain tax positions during the six months ended March 31, 2019 (in millions):

Balance at beginning of fiscal year	$127.1
Additions related to purchase accounting (1)	1.0
Additions for tax positions taken in current year (2)	102.8
Additions for tax positions taken in prior fiscal years	1.0
Additions for currency translation adjustments	0.6
Reductions as a result of a lapse of the applicable statute of limitations	(0.7)
Balance at March 31, 2019	$231.8

(1)	Adjustment in fiscal 2019 relates to the KapStone Acquisition.
(2)	Additions for tax positions taken in current fiscal year includes primarily positions taken related to foreign subsidiaries.

Beginning in fiscal 2019, the Tax Act imposed a provision for the Global Intangible Low-taxed Income (“GILTI”) that imposes a tax on certain foreign subsidiaries’ earnings. We have elected to treat GILTI taxes as a current period expense, if and when incurred.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7.	Segment Information

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, folding carton, beverage and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. Effective in the first quarter of fiscal 2019, we aligned our financial results for all periods presented to move our merchandising displays operations from our Consumer Packaging segment to our Corrugated Packaging segment and to allocate certain previously non-allocated costs and certain pension and other postretirement non-service income to our reportable segments. Separately, in the first quarter of fiscal 2019, we began conducting our recycling operations primarily as a procurement function and, as a result, no recycling net sales are recorded and the margin from the operations reduces cost of goods sold. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

The following table shows selected operating data for our segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales (aggregate):
Corrugated Packaging	$2,990.7	$2,391.3	$5,724.5	$4,711.0
Consumer Packaging	1,668.3	1,637.3	3,287.1	3,238.6
Land and Development	0.8	26.7	14.7	38.1
Total	$4,659.8	$4,055.3	$9,026.3	$7,987.7
Less net sales (intersegment):
Corrugated Packaging	$19.4	$22.0	$37.4	$41.4
Consumer Packaging	20.4	16.3	41.5	35.3
Total	$39.8	$38.3	$78.9	$76.7
Net sales (unaffiliated customers):
Corrugated Packaging	$2,971.3	$2,369.3	$5,687.1	$4,669.6
Consumer Packaging	1,647.9	1,621.0	3,245.6	3,203.3
Land and Development	0.8	26.7	14.7	38.1
Total	$4,620.0	$4,017.0	$8,947.4	$7,911.0
Segment income:
Corrugated Packaging	$310.3	$262.8	$557.1	$532.7
Consumer Packaging	85.2	94.6	162.1	188.8
Land and Development	0.5	16.1	1.2	15.4
Segment income	396.0	373.5	720.4	736.9
Gain on sale of certain closed facilities	—	—	50.5	—
Multiemployer pension withdrawals	—	—	—	(180.0)
Land and Development impairments	(13.0)	—	(13.0)	(27.6)
Restructuring and other costs	(34.8)	(31.7)	(89.2)	(48.0)
Non-allocated expenses	(24.4)	(21.4)	(43.4)	(37.3)
Interest expense, net	(111.8)	(78.3)	(206.2)	(143.1)
Gain (loss) on extinguishment of debt	0.4	0.1	(1.5)	(0.9)
Other (expense) income, net	(3.3)	1.1	(6.0)	3.6
Income before income taxes	$209.1	$243.3	$411.6	$303.6

     In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. In the three and six months ended March 31, 2019, we received $60.0 million and $80.0 million of insurance proceeds, respectively, in our Corrugated Packaging segment related primarily to the Panama

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

City mill. The proceeds received were recorded in the condensed consolidated statements of income in cost of goods sold.

The following table shows selected operating data for our segments (in millions):

	March 31, 2019	September 30, 2018
Identifiable assets:
Corrugated Packaging	$16,775.2	$11,069.6
Consumer Packaging	11,220.3	11,511.1
Land and Development	34.4	49.1
Assets held for sale	33.5	59.5
Corporate	2,629.6	2,671.2
Total	$30,693.0	$25,360.5

The changes in the carrying amount of goodwill during the six months ended March 31, 2019 is as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Total
Balance as of September 30, 2018
Goodwill	$1,966.8	$3,653.6	$5,620.4
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	1,966.7	3,610.9	5,577.6
Goodwill acquired	1,735.0	—	1,735.0
Purchase price allocation adjustments	0.9	(0.6)	0.3
Translation adjustments	2.8	(14.8)	(12.0)
Balance as of March 31, 2019
Goodwill	3,705.5	3,638.2	7,343.7
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	$3,705.4	$3,595.5	$7,300.9

Note 8.	Inventories

We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on a last-in first-out (“LIFO”) basis. We value all other inventories at the lower of cost and net realizable value, with cost determined using methods that approximate cost computed on a first-in first-out (“FIFO”) basis. These other inventories represent primarily foreign inventories, distribution business inventories, spare parts inventories and certain inventoried supplies.

The components of inventories were as follows (in millions):

	March 31, 2019	September 30, 2018
Finished goods and work in process	$956.5	$867.0
Raw materials	844.0	730.0
Spare parts and supplies	460.8	368.2
Inventories at FIFO cost	2,261.3	1,965.2
LIFO reserve	(164.4)	(135.6)
Net inventories	$2,096.9	$1,829.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9.	Assets Held For Sale

Due to our accelerated monetization strategy, our Land and Development portfolio has met the held for sale criteria and is classified as assets held for sale. Assets held for sale at March 31, 2019 and September 30, 2018 of $33.5 million and $59.5 million, respectively, include $22.1 million and $33.5 million, respectively, of Land and Development portfolio assets. The remainder is primarily related to closed facilities.

Note 10.	Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	March 31, 2019	September 30, 2018
Property, plant and equipment at cost:
Land and buildings	$2,360.9	$2,078.9
Machinery and equipment	14,206.1	12,064.0
Forestlands and mineral rights	149.9	158.0
Transportation equipment	31.0	30.1
Leasehold improvements	100.2	88.9
	16,848.1	14,419.9
Less: accumulated depreciation, depletion and amortization	(5,818.7)	(5,337.4)
Property, plant and equipment, net	$11,029.4	$9,082.5

Note 11.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. See “Note 12. Fair Value” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for more information. We disclose the fair value of our long-term debt in “Note 12. Debt” of the Notes to Condensed Consolidated Financial Statements. We disclose the fair value of our pension and postretirement assets and liabilities in “Note 4. Retirement Plans”, of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and six months ended March 31, 2019 and 2018, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than in the second quarter of fiscal 2019 when we recorded a $13.0 million pre-tax non-cash impairment of certain mineral rights and the first quarter of fiscal 2018 when we recorded a $27.6 million pre-tax non-cash impairment of certain mineral rights and real estate. The $23.6 million impairment of mineral rights was driven by the non-renewal of a lease and associated with declining oil and gas prices, and the other $4.0 million was recorded in connection with the write-down of the carrying value of real estate projects where the projected sales proceeds were less than the carrying value.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounts Receivable Sales Agreement

We had an accounts receivable sales agreement (the “Prior A/R Sales Agreement”), which had been amended periodically, to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement was terminated by either party. On September 29, 2017, the Prior A/R Sales Agreement was amended to, among other things, increase the maximum outstanding balance of receivables available to be sold to $490.0 million. On September 25, 2018, we terminated the Prior A/R Sales Agreement.

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

The following table presents a summary of the activity under the A/R Sales Agreement and the Prior A/R Sales Agreement for the six months ended March 31, 2019 and March 31, 2018 (in millions):

	Six Months Ended
	March 31,
	2019	2018
Receivable from financial institution at beginning of fiscal year	$—	$24.9
Receivables sold to the financial institution and derecognized	943.0	790.2
Receivables collected by financial institution	(956.4)	(783.3)
Cash paid to (proceeds from) financial institution	13.4	(10.0)
Receivable from financial institution at March 31	$—	$21.8

The October 1, 2018 adoption of ASU 2016-15 resulted in a change in classification of proceeds received for beneficial interests obtained from transferring trade receivables in securitization transactions as cash provided by investing activities instead of cash provided by operating activities in the statement of cash flows. Although this aspect of the ASU does not have a material effect on our consolidated financial statements on a prospective basis (from October 1, 2018) because the creation of beneficial interest was eliminated under the terms of the A/R Sales Agreement effective September 25, 2018, we have applied the provisions of this ASU retrospectively to prior years. As a result, cash provided by operating activities for the six months ended March 31, 2018 decreased by $253.1 million with a corresponding increase to cash provided by investing activities. Based on current rates and levels of receivables sold, the expense recorded in connection with the sale is approximately $4 million per quarter and is recorded in “other (expense) income, net”. The future amount may fluctuate based on the level of activity and other factors. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 12.	Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for additional information on our debt and interest rates on that debt.

The following table shows the carrying value of the individual components of our debt (in millions):

	March 31, 2019	September 30, 2018
Public bonds due fiscal 2019 to 2022	$1,114.1	$1,470.9
Public bonds due fiscal 2023 to 2028	3,271.3	2,534.4
Public bonds due fiscal 2029 to 2033	1,707.8	964.1
Public bonds due fiscal 2037 to 2047	179.1	178.5
Term loan facilities	2,905.8	599.4
Revolving credit and swing facilities	527.2	355.0
Receivables-backed financing facility	150.0	—
Commercial paper	588.3	—
Capital lease obligations	189.0	171.0
Supplier financing and commercial card programs	130.1	105.1
International and other debt	32.8	36.8
Total debt	10,795.5	6,415.2
Less: current portion of debt	1,422.4	740.7
Long-term debt due after one year	$9,373.1	$5,674.5

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern the maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at March 31, 2019.

The estimated fair value of our debt was approximately $11.0 billion as of March 31, 2019 and $6.4 billion at September 30, 2018. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments or approximates the carrying amount as the variable interest rates reprice frequently at observable current market rates.

Notes Issued

On December 3, 2018, WRKCo issued $750.0 million aggregate principal amount of 4.65% senior notes due 2026 (the “2026 Notes”) and $750.0 million aggregate principal amount of 4.90% senior notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “December 2018 Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), at a discount of approximately $1.1 million and $0.4 million, respectively. In connection with issuing the December 2018 Notes, we recorded debt issuance costs of $6.0 million and $6.2 million, respectively, which are being amortized over the respective terms of the December 2018 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the December 2018 Notes were 4.80% and 5.01%, respectively, at March 31, 2019. The Company, WestRock MWV, LLC (“MWV”) and WestRock RKT, LLC (“RKT”) have guaranteed WRKCo’s obligations under the December 2018 Notes. We may redeem the 2026 Notes and the 2029 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the December 2018 Notes were used primarily to prepay a portion of the amounts outstanding under our Delayed Draw Credit Facilities (as defined below).

Exchanged Notes

During the quarter ended March 31, 2019, we conducted offers to exchange WRKCo’s $500.0 million aggregate principal amount of 3.00% Senior Notes due 2024 (the “2024 Notes”),  $600.0 million aggregate principal amount of 3.75% Senior Notes due 2025 (the “2025 Notes”), 2026 Notes, $500.0 million aggregate principal amount of 3.375% Senior Notes due 2027 (the “2027 Notes”), $600.0 million aggregate principal amount of 4.00% Senior Notes due 2028 (the “2028 Notes”) and 2029 Notes for new notes of the applicable series with

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

terms substantially identical with the notes of such series that are registered under the Securities Act. As a result of the exchange offer, $490.0 million in aggregate principal amount of the 2024 Notes, $600.0 million in aggregate principal amount of the 2025 Notes, $749.3 million in aggregate principal amount of the 2026 Notes, $491.0 million in aggregate principal amount of the 2027 Notes, $590.0 million in aggregate principal amount of the 2028 Notes and $750.0 million in aggregate principal amount of the 2029 Notes were validly tendered and subsequently exchanged.

Delayed Draw Credit Facilities

On March 7, 2018, we entered into a credit agreement that provides for $3.8 billion of senior unsecured term loans, consisting of a 364-day $300.0 million term loan, a 3-year $1.75 billion term loan and a 5-year $1.75 billion term loan (collectively, the “Delayed Draw Credit Facilities”). On November 2, 2018, in connection with the closing of the KapStone Acquisition, we drew upon the facility in full. The proceeds of the Delayed Draw Credit Facilities and other sources of cash were used to pay the consideration for the KapStone Acquisition, to repay certain existing indebtedness of KapStone and to pay fees and expenses incurred in connection with the KapStone Acquisition. The Delayed Draw Credit Facilities are senior unsecured obligations of WRKCo, as borrower, and each of the Company, RKT and MWV, respectively, as guarantors.

On December 3, 2018, in connection with the issuance of the December 2018 Notes, we repaid the $300.0 million 364-day term loan under the Delayed Draw Credit Facilities, and prepaid $926.5 million of the 3-year term loan and $262.5 million of the 5-year term loan. At March 31, 2019, there was $822.5 million outstanding on the 3-year term loan and $1,483.9 million outstanding on the 5-year term loan.

At our option, loans issued under the Delayed Draw Credit Facilities will bear interest at a floating rate based on either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin was initially 1.125% to 2.000% per annum for LIBOR rate loans and 0.125% to 1.000% per annum for alternate base rate loans, in each case depending on the Leverage Ratio (as defined in the credit agreement) or our corporate credit ratings, whichever yields a lower applicable interest rate margin, at such time. On February 26, 2019, we amended the Delayed Draw Credit Facilities agreement. The applicable interest rate margin for the 3-year term loan is now 1.000% to 1.875% for LIBOR rate loans and 0.000% to 0.875% for alternate base rate loans. The applicable interest rate margin for the 5-year term loan is now 1.000% to 1.950% for LIBOR rate loans and 0.000% to 0.950% for alternate base rate loans. Loans under the Delayed Draw Credit Facilities may be prepaid at any time without premium. We have recorded debt issuance costs of $7.5 million, which are being amortized over the respective terms of the Delayed Draw Credit Facilities.

Receivables-Backed Financing Facility

On July 22, 2016, we entered into a $700.0 million sixth amended and restated receivables sale agreement with certain originators (the “Receivables Facility”) that matures on July 22, 2019. At March 31, 2019 and September 30, 2018, maximum available borrowings, excluding amounts outstanding under the Receivables Facility, were $526.4 million and $571.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2019 and September 30, 2018 were approximately $795.8 million and $887.0 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement.

European Revolving Credit Facility

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 3-year unsecured U.S. dollar, Euro and Sterling denominated borrowing of not more than €500.0 million and matures on April 27, 2021. At March 31, 2019, we had borrowed $460.0 million under this facility and entered into foreign currency exchange contracts of $461.4 million as an economic hedge for the U.S dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we were able to issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. On December 7, 2018, we terminated the commercial paper program and established a new unsecured commercial paper program with WRKCo as the issuer. Under the new program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The commercial paper program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our $2.0 billion unsecured revolving credit facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds from issuances of notes under the program were used to repay amounts outstanding under the KapStone securitization facility that was assumed in the KapStone Acquisition and subsequently terminated, and have been, and are expected to continue to be, used for general corporate purposes. At March 31, 2019, there was $588.3 million outstanding and the average borrowing rate was 2.77%. As of March 31, 2019, $250.0 million of the total amount outstanding was classified as long-term debt.

Brazil Delayed Draw Credit Facilities

On April 10, 2019, we entered into a credit agreement to provide for BRL 750.0 million of senior unsecured term loans with an incremental BRL 250.0 million accordion feature (the “Brazil Delayed Draw Credit Facilities”). The principal can be drawn at any time over the initial 18 months in up to 10 drawdowns of at least BRL 50.0 million each and will be repaid in equal, semiannual installments beginning on April 10, 2021 until the facility matures on April 10, 2024. On April 15, 2019, we borrowed BRL 125.0 million under the facility. The proceeds of the Brazil Delayed Draw Credit Facilities are to be used for supporting the production of goods or acquisition of inputs that are essential or ancillary to export activities. The Brazil Delayed Draw Credit Facilities are senior unsecured obligations of Rigesa Celulose, Papel E Embalagens Ltda., as borrower, and the Company, as guarantor. Loans issued under the Brazil Delayed Draw Credit Facilities will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 1.50%. In addition, we will be required to pay fees of 0.45% on the unused amount of the facility. The debt issuance costs are being amortized over the term of the Brazil Delayed Draw Credit Facilities.

 As of March 31, 2019, the aggregate maturities of debt, excluding capital lease obligations, for the remainder of the current fiscal year and the succeeding four fiscal years and thereafter were as follows (in millions):

Remaining fiscal 2019	$1,056.6
Fiscal 2020	468.2
Fiscal 2021	352.7
Fiscal 2022	2,251.8
Fiscal 2023	527.7
Thereafter	5,766.6
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	182.9
Total	$10,606.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of March 31, 2019, the aggregate maturities of capital lease obligations for the remainder of the current fiscal year and the succeeding four fiscal years and thereafter were as follows (in millions):

Remaining fiscal 2019	$3.5
Fiscal 2020	6.1
Fiscal 2021	4.3
Fiscal 2022	3.5
Fiscal 2023	1.9
Thereafter	151.8
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	17.9
Total	$189.0

Note 13.	Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors

The 2024 Notes, the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes and the 2029 Notes (the “Notes”) were issued by WRKCo (the “Issuer”). Upon issuance, the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2028 Notes were fully and unconditionally guaranteed by RKT and MWV, each a wholly owned subsidiary of the Issuer and together, the “Subsidiary Guarantors”. On November 2, 2018, in connection with the consummation of the KapStone Acquisition, Whiskey Holdco, Inc. became the direct parent of the Issuer, changed its name to WestRock Company (“Parent”) and fully and unconditionally guaranteed the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2028 Notes. The 2026 Notes and the 2029 Notes were issued by the Issuer subsequent to the consummation of the KapStone Acquisition and were fully and unconditionally guaranteed at the time of issuance by Parent and the Subsidiary Guarantors. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by Parent and the Subsidiary Guarantors.

In accordance with GAAP, we retrospectively account for changes in our legal structure that constitute transfers of businesses between issuers, guarantors and non-guarantors. As such, our prior period financials may vary from those previously reported. The information in the tables reflect such revisions, as well as revisions to correct immaterial errors in the prior presentation of our financial statements.

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial data of the Parent, the Issuer, the Subsidiary Guarantors, the non-guarantor subsidiaries and eliminations. Such financial data include the related Condensed Consolidating Statements of Income for the three and six months ended March 31, 2019 and March 31, 2018, Condensed Consolidating Balance Sheets as of March 31, 2019 and September 30, 2018 and Condensed Consolidating Statements of Cash Flows for the six months ended March 31, 2019 and March 31, 2018.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$639.2	$4,638.1	$(657.3)	$4,620.0
Cost of goods sold	—	—	526.8	3,850.9	(657.3)	3,720.4
Selling, general and administrative, excluding intangible amortization	—	0.3	14.2	429.6	—	444.1
Selling, general and administrative intangible amortization	—	—	26.3	76.1	—	102.4
Land and Development impairments	—	—	—	13.0	—	13.0
Restructuring and other costs	—	3.9	—	30.9	—	34.8
Operating profit (loss)	—	(4.2)	71.9	237.6	—	305.3
Interest expense, net	—	(65.0)	(42.0)	(4.8)	—	(111.8)
Intercompany interest income (expense), net	—	0.5	(27.5)	27.0	—	—
Gain on extinguishment of debt	—	—	0.4	—	—	0.4
Pension and other postretirement non- service (expense) income	—	—	(1.7)	20.4	—	18.7
Other (expense) income, net	—	(3.4)	(1.0)	1.1	—	(3.3)
Equity in income of unconsolidated entities	—	—	—	(0.2)	—	(0.2)
Equity in income of consolidated entities	160.4	196.9	168.8	—	(526.1)	—
Income before income taxes	160.4	124.8	168.9	281.1	(526.1)	209.1
Income tax benefit (expense)	—	14.1	0.6	(61.9)	—	(47.2)
Consolidated net income	160.4	138.9	169.5	219.2	(526.1)	161.9
Less: Net income attributable to noncontrolling interests	—	—	—	(1.5)	—	(1.5)
Net income attributable to common stockholders	$160.4	$138.9	$169.5	$217.7	$(526.1)	$160.4
Comprehensive income attributable to common stockholders	$189.7	$168.3	$201.6	$247.0	$(616.9)	$189.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended March 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$1,263.0	$8,971.9	$(1,287.5)	$8,947.4
Cost of goods sold	—	—	1,027.7	7,525.8	(1,287.5)	7,266.0
Selling, general and administrative, excluding intangible amortization	—	0.4	27.3	817.3	—	845.0
Selling, general and administrative intangible amortization	—	—	52.3	143.0	—	195.3
Gain on disposal of assets	—	—	—	(43.8)	—	(43.8)
Land and Development impairments	—	—	—	13.0	—	13.0
Restructuring and other costs	—	3.9	0.1	85.2	—	89.2
Operating profit (loss)	—	(4.3)	155.6	431.4	—	582.7
Interest expense, net	—	(112.0)	(91.9)	(2.3)	—	(206.2)
Intercompany interest income (expense), net	—	3.5	(54.6)	51.1	—	—
(Loss) gain on extinguishment of debt	—	(1.8)	0.4	(0.1)	—	(1.5)
Pension and other postretirement non- service (expense) income	—	—	(3.4)	39.4	—	36.0
Other expense, net	—	(4.0)	(0.4)	(1.6)	—	(6.0)
Equity in income of unconsolidated entities	—	—	—	6.6	—	6.6
Equity in income of consolidated entities	299.5	396.7	417.3	—	(1,113.5)	—
Income before income taxes	299.5	278.1	423.0	524.5	(1,113.5)	411.6
Income tax benefit (expense)	—	29.0	(1.3)	(137.6)	—	(109.9)
Consolidated net income	299.5	307.1	421.7	386.9	(1,113.5)	301.7
Less: Net income attributable to noncontrolling interests	—	—	—	(2.2)	—	(2.2)
Net income attributable to common stockholders	$299.5	$307.1	$421.7	$384.7	$(1,113.5)	$299.5
Comprehensive income attributable to common stockholders	$269.3	$277.1	$394.5	$354.7	$(1,026.3)	$269.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$633.7	$4,034.3	$(651.0)	$4,017.0
Cost of goods sold	—	—	512.1	3,366.5	(651.0)	3,227.6
Selling, general and administrative, excluding intangible amortization	—	0.4	24.9	370.5	—	395.8
Selling, general and administrative intangible amortization	—	—	26.1	49.1	—	75.2
Loss on disposal of assets	—	—	0.1	2.7	—	2.8
Restructuring and other costs	—	2.5	4.2	25.0	—	31.7
Operating profit (loss)	—	(2.9)	66.3	220.5	—	283.9
Interest expense, net	(0.1)	(28.6)	(43.5)	(6.1)	—	(78.3)
Intercompany interest income (expense), net	—	6.2	(16.5)	10.3	—	—
(Loss) gain on extinguishment of debt	—	(0.7)	0.9	(0.1)	—	0.1
Pension and other postretirement non- service (expense) income	—	—	(0.2)	24.8	—	24.6
Other income (expense), net	—	0.6	2.6	(2.1)	—	1.1
Equity in income of unconsolidated entities	—	—	—	11.9	—	11.9
Equity in income of consolidated entities	—	242.4	129.5	—	(371.9)	—
Income (loss) before income taxes	(0.1)	217.0	139.1	259.2	(371.9)	243.3
Income tax benefit (expense)	—	6.3	(0.1)	(25.0)	—	(18.8)
Consolidated net income (loss)	(0.1)	223.3	139.0	234.2	(371.9)	224.5
Less: Net income attributable to noncontrolling interests	—	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to common stockholders	$(0.1)	$223.3	$139.0	$232.9	$(371.9)	$223.2
Comprehensive income (loss) attributable to common stockholders	$(0.1)	$279.2	$213.9	$288.8	$(502.7)	$279.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended March 31, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$1,243.8	$7,958.0	$(1,290.8)	$7,911.0
Cost of goods sold	—	—	959.6	6,679.3	(1,290.8)	6,348.1
Selling, general and administrative, excluding intangible amortization	—	0.4	49.3	726.9	—	776.6
Selling, general and administrative intangible amortization	—	—	52.1	95.6	—	147.7
Loss on disposal of assets	—	—	0.1	3.8	—	3.9
Multiemployer pension withdrawal	—	6.5	12.5	161.0	—	180.0
Land and Development impairments	—	—	—	27.6	—	27.6
Restructuring and other costs	—	3.3	5.3	39.4	—	48.0
Operating profit (loss)	—	(10.2)	164.9	224.4	—	379.1
Interest expense, net	(0.1)	(43.9)	(87.7)	(11.4)	—	(143.1)
Intercompany interest income (expense), net	—	11.8	(32.3)	20.5	—	—
(Loss) gain on extinguishment of debt	—	(1.6)	0.9	(0.2)	—	(0.9)
Pension and other postretirement non- service (expense) income	—	—	(0.3)	49.5	—	49.2
Other income (expense), net	—	1.0	4.3	(1.7)	—	3.6
Equity in income of unconsolidated entities	—	—	2.5	13.2	—	15.7
Equity in income of consolidated entities	—	1,394.4	1,023.1	—	(2,417.5)	—
Income (loss) before income taxes	(0.1)	1,351.5	1,075.4	294.3	(2,417.5)	303.6
Income tax benefit	—	6.9	124.4	923.1	—	1,054.4
Consolidated net income (loss)	(0.1)	1,358.4	1,199.8	1,217.4	(2,417.5)	1,358.0
Less: Net loss attributable to noncontrolling interests	—	—	—	0.3	—	0.3
Net income (loss) attributable to common stockholders	$(0.1)	$1,358.4	$1,199.8	$1,217.7	$(2,417.5)	$1,358.3
Comprehensive income (loss) attributable to common stockholders	$(0.1)	$1,374.0	$1,229.5	$1,233.6	$(2,463.1)	$1,373.9

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$19.6	$134.6	$—	$154.2
Accounts receivable	—	—	182.8	2,217.5	(33.3)	2,367.0
Inventories	—	—	254.8	1,842.1	—	2,096.9
Other current assets	0.5	0.7	8.2	553.0	—	562.4
Intercompany receivables	—	154.0	23.0	485.6	(662.6)	—
Assets held for sale	—	—	—	33.5	—	33.5
Total current assets	0.5	154.7	488.4	5,266.3	(695.9)	5,214.0
Property, plant and equipment, net	—	—	22.2	11,007.2	—	11,029.4
Goodwill	—	—	1,151.3	6,149.6	—	7,300.9
Intangibles, net	—	—	1,537.1	2,740.8	—	4,277.9
Restricted assets held by special purpose entities	—	—	—	1,277.7	—	1,277.7
Prepaid pension asset	—	—	—	447.7	—	447.7
Intercompany notes receivable	—	155.0	31.9	2,941.1	(3,128.0)	—
Investments in consolidated subsidiaries	11,797.4	18,075.3	19,938.9	—	(49,811.6)	—
Other assets	—	14.2	181.4	959.4	(9.6)	1,145.4
Total Assets	$11,797.9	$18,399.2	$23,351.2	$30,789.8	$(53,645.1)	$30,693.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$405.6	$603.8	$413.0	$—	$1,422.4
Accounts payable	—	1.1	34.7	1,699.5	(33.3)	1,702.0
Accrued compensation and benefits	0.1	—	10.2	370.3	—	380.6
Other current liabilities	—	7.3	99.1	435.2	—	541.6
Intercompany payables	157.0	504.5	0.8	0.3	(662.6)	—
Total current liabilities	157.1	918.5	748.6	2,918.3	(695.9)	4,046.6
Long-term debt due after one year	—	6,223.9	2,101.7	1,047.5	—	9,373.1
Intercompany notes payable	—	—	2,941.1	186.9	(3,128.0)	—
Pension liabilities, net of current portion	—	—	135.4	115.6	—	251.0
Postretirement benefit liabilities, net of current portion	—	—	28.0	113.5	—	141.5
Non-recourse liabilities held by special purpose entities	—	—	—	1,149.5	—	1,149.5
Deferred income taxes	—	—	267.3	2,697.5	(9.6)	2,955.2
Other long-term liabilities	—	14.6	135.7	969.0	—	1,119.3
Redeemable noncontrolling interests	—	—	—	3.2	—	3.2
Total stockholders’ equity	11,640.8	11,242.2	16,993.4	21,576.0	(49,811.6)	11,640.8
Noncontrolling interests	—	—	—	12.8	—	12.8
Total equity	11,640.8	11,242.2	16,993.4	21,588.8	(49,811.6)	11,653.6
Total Liabilities and Equity	$11,797.9	$18,399.2	$23,351.2	$30,789.8	$(53,645.1)	$30,693.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$490.8	$145.8	$—	$636.8
Accounts receivable	—	0.1	196.5	1,840.2	(26.1)	2,010.7
Inventories	—	—	233.4	1,596.2	—	1,829.6
Other current assets	—	0.4	17.2	230.9	—	248.5
Intercompany receivables	—	27.7	269.8	792.8	(1,090.3)	—
Assets held for sale	—	—	—	59.5	—	59.5
Total current assets	—	28.4	1,207.7	4,665.4	(1,116.4)	4,785.1
Property, plant and equipment, net	—	—	21.3	9,061.2	—	9,082.5
Goodwill	—	—	1,151.3	4,426.3	—	5,577.6
Intangibles, net	—	—	1,589.4	1,532.6	—	3,122.0
Restricted assets held by special purpose entities	—	—	—	1,281.0	—	1,281.0
Prepaid pension asset	—	—	—	420.0	—	420.0
Intercompany notes receivable	—	884.2	33.1	2,865.4	(3,782.7)	—
Investments in consolidated subsidiaries	—	13,260.3	15,066.3	—	(28,326.6)	—
Other assets	3.4	12.4	172.8	910.8	(7.1)	1,092.3
Total Assets	$3.4	$14,185.3	$19,241.9	$25,162.7	$(33,232.8)	$25,360.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$609.5	$131.2	$—	$740.7
Accounts payable	—	0.8	40.3	1,701.8	(26.1)	1,716.8
Accrued compensation and benefits	—	0.2	10.7	388.4	—	399.3
Other current liabilities	—	3.2	77.7	395.6	—	476.5
Intercompany payables	13.0	506.6	570.4	0.3	(1,090.3)	—
Total current liabilities	13.0	510.8	1,308.6	2,617.3	(1,116.4)	3,333.3
Long-term debt due after one year	—	2,179.4	2,460.1	1,035.0	—	5,674.5
Intercompany notes payable	—	—	2,865.4	917.3	(3,782.7)	—
Pension liabilities, net of current portion	—	—	135.9	125.4	—	261.3
Postretirement benefit liabilities, net of current portion	—	—	28.1	106.7	—	134.8
Non-recourse liabilities held by special purpose entities	—	—	—	1,153.7	—	1,153.7
Deferred income taxes	—	—	291.0	2,037.6	(7.1)	2,321.5
Other long-term liabilities	—	16.1	106.2	872.5	—	994.8
Redeemable noncontrolling interests	—	—	—	4.2	—	4.2
Total stockholders’ equity	(9.6)	11,479.0	12,046.6	16,280.0	(28,326.6)	11,469.4
Noncontrolling interests	—	—	—	13.0	—	13.0
Total equity	(9.6)	11,479.0	12,046.6	16,293.0	(28,326.6)	11,482.4
Total Liabilities and Equity	$3.4	$14,185.3	$19,241.9	$25,162.7	$(33,232.8)	$25,360.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$319.1	$(93.4)	$(196.9)	$1,208.6	$(572.4)	$665.0
Investing activities:
Capital expenditures	—	—	(2.4)	(623.0)	—	(625.4)
Cash paid related to business combinations, net of cash acquired	—	—	—	(3,349.3)	—	(3,349.3)
Investment in unconsolidated entities equipment	—	—	—	(0.2)	—	(0.2)
Proceeds from sale of property, plant and equipment	—	—	—	105.3	—	105.3
Proceeds from property, plant and equipment insurance settlement	—	—	—	8.8	—	8.8
Intercompany notes issued	—	—	—	(75.7)	75.7	—
Intercompany notes proceeds	—	9.2	1.3	3,800.0	(3,810.5)	—
Intercompany capital investment	(563.0)	(563.0)	—	—	1,126.0	—
Other	—	—	8.6	1.6	—	10.2
Net cash (used for) provided by investing activities	(563.0)	(553.8)	7.5	(132.5)	(2,608.8)	(3,850.6)
Financing activities:
Proceeds from issuance of notes	—	1,498.5	—	—	—	1,498.5
Additions to revolving credit facilities	—	67.5	—	104.5	—	172.0
Additions to debt	—	3,801.9	—	156.0	—	3,957.9
Repayments of debt	—	(1,489.7)	(357.5)	(1,362.4)	—	(3,209.6)
Changes in commercial paper, net	—	588.3	—	—	—	588.3
Other financing additions	—	—	—	16.6	—	16.6
Issuances of common stock, net of related minimum tax withholdings	3.2	—	—	—	—	3.2
Purchases of common stock	(88.6)	—	—	—	—	(88.6)
Cash dividends paid to stockholders	(233.7)	—	—	—	—	(233.7)
Cash distributions paid to noncontrolling interests	—	—	—	(2.8)	—	(2.8)
Intercompany notes borrowing	—	—	75.7	—	(75.7)	—
Intercompany notes payments	—	(3,800.0)	—	(10.5)	3,810.5	—
Intercompany capital receipt	563.0	—	—	563.0	(1,126.0)	—
Intercompany dividends	—	—	—	(572.4)	572.4	—
Other	—	(19.5)	—	22.5	—	3.0
Net cash provided by (used for) financing activities	243.9	647.0	(281.8)	(1,085.5)	3,181.2	2,704.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(1.8)	—	(1.8)
Decrease in cash, cash equivalents and restricted cash	—	(0.2)	(471.2)	(11.2)	—	(482.6)
Cash, cash equivalents and restricted cash at beginning of period	—	0.2	490.8	145.8	—	636.8
Cash, cash equivalents and restricted cash at end of period	$—	$0.0	$19.6	$134.6	$—	$154.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Condensed Consolidating Statements of Cash Flows for the six months ended March 31, 2019 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Six Months Ended March 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Intercompany receivables	$(140.9)	$—	$—	$—	$140.9	$—
Intercompany payables	$—	$—	$—	$140.9	$(140.9)	$—

Investing activities:
Intercompany notes issued	$—	$(3,800.0)	$(4,519.8)	$(8,057.5)	$16,377.3	$—
Intercompany notes proceeds	$—	$4,519.8	$4,519.8	$4,257.5	$(13,297.1)	$—
Intercompany capital investment	$(10,396.2)	$(5,434.8)	$(5,983.6)	$—	$21,814.6	$—
Intercompany return of capital	$563.0	$1,478.0	$915.0	$—	$(2,956.0)	$—

Financing activities:
Intercompany notes borrowing	$—	$3,800.0	$457.5	$12,119.8	$(16,377.3)	$—
Intercompany notes payments	$—	$—	$(457.5)	$(12,839.6)	$13,297.1	$—
Intercompany capital receipt	$—	$10,396.2	$4,977.3	$6,441.1	$(21,814.6)	$—
Intercompany capital distribution	$(563.0)	$(563.0)	$(457.5)	$(1,372.5)	$2,956.0	$—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$4.0	$(488.3)	$(268.8)	$1,541.0	$(314.2)	$473.7
Investing activities:
Capital expenditures	—	—	(0.4)	(426.3)	—	(426.7)
Cash paid related to business combinations, net of cash acquired	—	—	—	(185.2)	—	(185.2)
Cash receipts on sold trade receivables	—	—	—	253.1	—	253.1
Investment in unconsolidated entities	—	—	—	(111.0)	—	(111.0)
Proceeds from sale of property, plant and equipment	—	—	—	15.7	—	15.7
Proceeds from property, plant and equipment insurance settlement	—	—	—	4.8	—	4.8
Intercompany notes issued	—	—	(1.4)	(375.9)	377.3	—
Intercompany notes proceeds	—	—	3.2	83.0	(86.2)	—
Intercompany capital investment	—	(755.3)	(300.8)	—	1,056.1	—
Intercompany return of capital	—	1,356.3	821.0	—	(2,177.3)	—
Other	—	—	6.6	1.6	—	8.2
Net cash provided by (used for) investing activities	—	601.0	528.2	(740.2)	(830.1)	(441.1)
Financing activities:
Proceeds from issuance of notes	—	1,197.3	—	—	—	1,197.3
(Repayments) additions to revolving credit facilities	—	(59.8)	—	154.1	—	94.3
Additions to debt	—	2.7	—	850.5	—	853.2
Repayments of debt	—	(1,025.2)	(14.8)	(970.4)	—	(2,010.4)
Changes in commercial paper, net	—	63.3	—	—	—	63.3
Other financing repayments	—	—	(5.9)	(18.6)	—	(24.5)
Issuances of common stock, net of related minimum tax withholdings	—	17.4	—	—	—	17.4
Cash dividends paid to stockholders	—	(219.4)	—	—	—	(219.4)
Cash distributions paid to noncontrolling interests	—	—	—	(8.6)	—	(8.6)
Intercompany notes borrowing	—	—	375.9	1.4	(377.3)	—
Intercompany notes payments	—	(69.0)	(14.0)	(3.2)	86.2	—
Intercompany capital receipt	—	—	736.9	319.2	(1,056.1)	—
Intercompany capital distribution	—	—	(1,356.3)	(821.0)	2,177.3	—
Intercompany dividends	—	—	—	(314.2)	314.2	—
Other	(4.0)	(20.0)	—	(0.9)	—	(24.9)
Net cash used for financing activities	(4.0)	(112.7)	(278.2)	(811.7)	1,144.3	(62.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(0.1)	(1.8)	—	(1.9)
Decrease in cash, cash equivalents and restricted cash	—	—	(18.9)	(12.7)	—	(31.6)
Cash, cash equivalents and restricted cash at beginning of period	—	—	43.3	260.7	—	304.0
Cash, cash equivalents and restricted cash at end of period	$—	$—	$24.4	$248.0	$—	$272.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14.	Commitments and Contingencies

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

As of March 31, 2019, we had $10.8 million reserved for environmental liabilities on an undiscounted basis, of which $6.7 million is included in other long-term liabilities and $4.1 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at March 31, 2019.

Litigation

A lawsuit filed in the U.S. District Court of the Northern District of Illinois in 2010 alleges that certain named defendants violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard and products containing containerboard from February 15, 2004 through November 8, 2010 (the “Antitrust Litigation”). WestRock CP, LLC, as the successor to Smurfit-Stone, is a named defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the plaintiffs’ motion for class certification. On January 9, 2017, the defendants filed individual and joint Motions for Summary Judgment in the District Court. On August 3, 2017, the District Court granted our Motion for Summary Judgment and entered a judgment in our favor with respect to all claims against us. The U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision on December 7, 2018. Plaintiff’s time to appeal this affirmation expired on March 7, 2019.  Accordingly, the Order of the District Court granting summary judgment and our complete dismissal became final.  Additionally, the District Court ordered entry of the stipulation of the parties requiring the plaintiffs to reimburse us for costs of approximately $0.1 million.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2019, there were approximately 800 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these asbestos-related

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and certain other agreements. We estimate our exposure to these matters could be approximately $50 million. As of March 31, 2019, we had recorded $11.8 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 15.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the six months ended March 31, 2019, we repurchased approximately 2.1 million shares of Common Stock for an aggregate cost of $88.6 million. In the six months ended March 31, 2018, we repurchased no shares of Common Stock. As of March 31, 2019, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended March 31, 2019 and March 31, 2018 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2018	$(0.2)	$(465.9)	$(229.2)	$(695.3)
Other comprehensive loss before reclassifications	—	—	(39.0)	(39.0)
Amounts reclassified from accumulated other comprehensive loss	—	8.8	—	8.8
Net current period other comprehensive income (loss)	—	8.8	(39.0)	(30.2)
Balance at March 31, 2019	$(0.2)	$(457.1)	$(268.2)	$(725.5)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1) All amounts are net of tax and noncontrolling interests.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Available for Sale Security	Total (1)
Balance at September 30, 2017	$(0.7)	$(462.5)	$5.2	$0.7	$(457.3)
Other comprehensive (loss) income before reclassifications	—	(2.8)	12.1	0.8	10.1
Amounts reclassified from accumulated other comprehensive loss (income)	0.5	6.5	—	(1.5)	5.5
Net current period other comprehensive income (loss)	0.5	3.7	12.1	(0.7)	15.6
Balance at March 31, 2018	$(0.2)	$(458.8)	$17.3	$—	$(441.7)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 25% to 26% for the six months ended March 31, 2019 and 27% to 28% for the six months ended March 31, 2018. Although we are impacted by the exchange rates of a number of currencies, foreign currency translation losses recorded in accumulated other comprehensive loss for the six months ended March 31, 2019 were primarily due to losses in the Canadian dollar, Mexican Peso and Euro, partially offset by changes in the Brazilian Real exchange rate, each against the U.S. dollar. Foreign currency translation gains recorded in accumulated other comprehensive loss for the six months ended March 31, 2018 were primarily due to gains in the Euro, British Pound, Chinese Yuan, Mexican Peso, Czech Koruna and Japanese Yen, partially offset by losses in the Brazilian Real and Canadian dollar, each against the U.S. dollar.

The following table summarizes the reclassifications out of accumulated other comprehensive income by component (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(4.1)	$1.1	$(3.0)	$(4.5)	$1.2	$(3.3)
Prior service costs (2)	(0.6)	0.2	(0.4)	—	—	—
Subtotal defined benefit plans	(4.7)	1.3	(3.4)	(4.5)	1.2	(3.3)

Available for sale security (3)	—	—	—	1.5	—	1.5

Total reclassifications for the period	$(4.7)	$1.3	$(3.4)	$(3.0)	$1.2	$(1.8)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.

(3)  Included in other (expense) income, net.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended			Six Months Ended
	March 31, 2019			March 31, 2018
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(10.7)	$2.8	$(7.9)	$(8.9)	$2.4	$(6.5)
Prior service costs (2)	(1.2)	0.3	(0.9)	—	—	—
Subtotal defined benefit plans	(11.9)	3.1	(8.8)	(8.9)	2.4	(6.5)

Available for sale security (3)	—	—	—	1.5	—	1.5

Derivative Instruments: (1)
Foreign currency cash flow hedges (4)	—	—	—	(0.7)	0.2	(0.5)
Total reclassifications for the period	$(11.9)	$3.1	$(8.8)	$(8.1)	$2.6	$(5.5)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.

(3)  Included in other income, net.

(4)  Included in net sales.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$160.4	$223.2	$299.5	$1,358.3
Less: Distributed and undistributed income available to participating securities	—	—	—	(0.2)
Distributed and undistributed income available to common stockholders	$160.4	$223.2	$299.5	$1,358.1

Denominator:
Basic weighted average shares outstanding	256.6	256.1	255.7	255.5
Effect of dilutive stock options and non- participating securities	2.8	4.2	3.7	4.2
Diluted weighted average shares outstanding	259.4	260.3	259.4	259.7

Basic earnings per share attributable to common stockholders	$0.63	$0.87	$1.17	$5.32
Diluted earnings per share attributable to common stockholders	$0.62	$0.86	$1.15	$5.23

All shares were included in computing earnings per share in the three months ended March 31, 2018. Approximately 1.6 million awards in the three months ended March 31, 2019 were not included in computing

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

diluted earnings per share because the effect would have been antidilutive. Approximately 1.3 million and 0.1 million awards in the six months ended March 31, 2019 and March 31, 2018, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

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

Presentation

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, folding carton, beverage and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. Effective in the first quarter of fiscal 2019, we aligned our financial results for all periods presented to move our merchandising displays operations from our Consumer Packaging segment to our Corrugated Packaging segment and to allocate certain previously non-allocated costs and certain pension and other postretirement non-service income to our reportable segments. Separately, in the first quarter of fiscal 2019, we began conducting our recycling operations primarily as a procurement function and, as a result, no recycling net sales are recorded and the margin from the operations reduces cost of goods sold. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income. In addition, see “Note 1. Basis of Presentation and Significant Accounting Policies—Basis of Presentation” for more information.

WRKCo was the accounting acquirer in the KapStone Acquisition; therefore, the historical consolidated financial statements of WRKCo for periods prior to November 2, 2018 (including the six months ended March 31, 2018) are also considered to be the historical financial statements of the Company.

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

On September 4, 2018, we completed the acquisition (the “Schlüter Acquisition”) of Schlüter Print Pharma Packaging (“Schlüter”). Schlüter is a leading provider of differentiated paper and packaging solutions and a German-based supplier of a full range of leaflets and booklets. The acquisition has further enhanced our pharmaceutical and automotive platform and expanded our geographical footprint in Europe to better serve our customers. We have included the financial results of the acquired operations in our Consumer Packaging segment since the date of the acquisition.

On January 5, 2018, we completed the acquisition (the “Plymouth Acquisition”) of substantially all of the assets of Plymouth Packaging, Inc. (“Plymouth”). The assets we acquired included Plymouth’s “Box on Demand” systems, which are manufactured by Panotec, an Italian manufacturer of packaging machines. The Box on Demand systems have enhanced our platform and driven our differentiation and innovation. These systems, which are located on customers’ sites under multi-year exclusive agreements, use fanfold corrugated to produce custom, on-demand corrugated packaging that is accurately sized for any product type according to the customer’s specifications. Fanfold corrugated is continuous corrugated board, folded periodically to form an accordion-like stack of corrugated material. As part of the transaction, we acquired Plymouth’s equity interest in Panotec and Plymouth’s exclusive right from Panotec to distribute Panotec’s equipment in the U.S. and Canada. We have fully integrated the approximately 60,000 tons of containerboard used by Plymouth annually. We have included the financial results of Plymouth in our Corrugated Packaging segment since the date of the acquisition.

See “Note 2. Mergers, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K and “Note 3. Acquisitions” of the Notes to Condensed Consolidated Financial Statements for more information.

Executive Summary

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2019	2018	2019	2018

Net sales	$4,620.0	$4,017.0	$8,947.4	$7,911.0
Segment income	$396.0	$373.5	$720.4	$736.9

Net sales of $4,620.0 million for the second quarter of fiscal 2019 increased $603.0 million, or 15.0%, compared to the second quarter of fiscal 2018. The increase was primarily due to the KapStone Acquisition and higher selling price/mix in our Corrugated Packaging and Consumer Packaging segments. These increased sales were partially offset by the absence of recycling net sales in fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019, lower containerboard volumes and unfavorable foreign currency across our segments compared to the prior year quarter.

Segment income increased $22.5 million in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, primarily due to increased Corrugated Packaging segment income partially offset by lower Consumer Packaging and Land and Development segment income. The impact of the contribution from acquired operations, higher selling price/mix across our segments and productivity was largely offset by higher levels of cost inflation, lower containerboard volumes, economic downtime, the strategic outage at the Mahrt mill and lower Land and Development segment income due to the winding down of sales. We experienced higher levels of cost inflation in both our Corrugated Packaging and Consumer Packaging segments during the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018 that were partially offset by recovered fiber deflation. The primary inflationary items were virgin fiber, freight, energy, chemicals costs and wage and other costs. A detailed review of our performance appears below under “Results of Operations (Consolidated)” and “Results of Operations (Segment Data)”.

In our Corrugated Packaging segment, following the KapStone Acquisition, we determined we had an opportunity to decrease our combined containerboard inventory by 100,000 tons. We reduced inventory by approximately 60,000 tons during the second quarter of fiscal 2019 and expect to continue to reduce our inventories and match our production to our customers’ demand. Maintenance outages in our mill system are scheduled to continue to occur during the third quarter of fiscal 2019 and no outages are scheduled for the fourth quarter. In the third quarter of fiscal 2019, we expect higher seasonal volumes and lower sequential cost inflation driven by declines in recycled fiber, seasonally lower energy costs and moderation of virgin fiber costs. We expect that the two machines at our containerboard mill located in Panama City, FL will build back up to normal production during the third quarter of fiscal 2019 and that other repairs will be completed by the end of the calendar year. We discuss our Panama City, FL mill in more detail below under “Results of Operations (Consolidated) — Hurricane Michael”.

We believe that we have made significant progress integrating KapStone’s operations into our management and operating structures, and we expect to realize more than the $200 million in run-rate synergies and performance improvements by the end of fiscal 2021.

In our Consumer Packaging segment, for the third quarter of fiscal 2019, we expect favorable pricing (due to the continued flow through of previously published price increases), higher seasonal volumes, lower sequential cost inflation driven by declines in recycled fiber, seasonally lower energy costs and moderation of virgin fiber costs. We expect to upgrade a paper machine at our Covington, VA mill in May 2019 and replace a headbox at our Demopolis, AL mill in June 2019, and that the impact on earnings associated with these two projects will be similar to the strategic outage in the second quarter of fiscal 2019.

We expect to invest approximately $1.4 billion in capital expenditures in fiscal 2019. We discuss our expected capital expenditures in greater detail below in “Liquidity and Capital Resources — Cash Flow Activity”.

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

Earnings per diluted share were $0.62 in the second quarter of fiscal 2019 compared to $0.86 in the second quarter of fiscal 2018. Adjusted Earnings Per Diluted Share were $0.80 and $0.83 in the second quarter of fiscal 2019 and 2018, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Earnings per diluted share	$0.62	$0.86	$1.15	$5.23
Restructuring and other items	0.10	0.09	0.31	0.14
Multiemployer pension withdrawals	—	—	—	0.51
Direct expenses from Hurricane Michael, net of related proceeds	—	—	0.12	—
Inventory stepped-up in purchase accounting, net of LIFO	—	—	0.07	—
Gain on sale of certain closed facilities	—	—	(0.15)	—
Accelerated depreciation on major capital projects	0.02	0.02	0.05	0.03
Interest accretion and other	—	—	(0.02)	—
Losses at closed plants, transition and start-up costs	0.01	0.01	0.02	0.05
Land and Development impairment and operating results (1)	0.04	(0.05)	0.04	0.03
(Gain) loss on extinguishment of debt	—	—	—	—
Impact of Tax Cuts and Jobs Act	—	(0.12)	0.02	(4.31)
Consumer Packaging segment acquisition reserve adjustment	—	(0.03)	—	(0.03)
Acquisition bridge and other financing fees	—	0.03	—	0.03
Other	0.01	0.02	0.02	0.02
Adjusted Earnings Per Diluted Share	$0.80	$0.83	$1.63	$1.70

(1)	Includes a $13.0 million impairment of mineral rights in the three and six month periods ended March 31, 2019 and a $26.3 million impairment of mineral rights in the six months ended March 31, 2018.

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

	Three Months Ended March 31, 2019
	Pre-Tax	Tax	Net of Tax

GAAP Results	$209.1	$(47.2)	$161.9
Restructuring and other items	34.8	(8.0)	26.8
Direct expenses from Hurricane Michael, net of related proceeds	(1.1)	0.3	(0.8)
Accelerated depreciation on major capital projects	8.7	(2.2)	6.5
Losses at closed plants, transition and start-up costs	4.5	(1.3)	3.2
Gain on extinguishment of debt	(0.4)	0.1	(0.3)
Land and Development impairment and operating results (1)	12.5	(3.1)	9.4
Other	2.7	(0.6)	2.1
Adjusted Results	$270.8	$(62.0)	$208.8
Noncontrolling interests			(1.5)
Adjusted Net Income			$207.3

(1)	Includes a $13.0 million impairment of mineral rights in the three months ended

March 31, 2019.

	Six Months Ended March 31, 2019
	Pre-Tax	Tax	Net of Tax

GAAP Results	$411.6	$(109.9)	$301.7
Restructuring and other items	89.2	(8.9)	80.3
Direct expenses from Hurricane Michael, net of related proceeds	38.7	(9.5)	29.2
Inventory stepped-up in purchase accounting, net of LIFO	24.7	(6.0)	18.7
Gain on sale of certain closed facilities	(50.5)	12.4	(38.1)
Accelerated depreciation on major capital projects	17.6	(4.5)	13.1
Interest accretion and other	(5.5)	1.3	(4.2)
Losses at closed plants, transition and start-up costs	6.8	(1.9)	4.9
Loss on extinguishment of debt	1.5	(0.4)	1.1
Land and Development impairment and operating results (1)	11.8	(2.9)	8.9
Impact of Tax Cuts and Jobs Act	—	4.1	4.1
Other	6.5	(1.5)	5.0
Adjusted Results	$552.4	$(127.7)	$424.7
Noncontrolling interests			(2.2)
Adjusted Net Income			$422.5

(1)Includes a $13.0 million impairment of mineral rights in the six months ended

March 31, 2019.

	Three Months Ended March 31, 2018
	Pre-Tax	Tax	Net of Tax

GAAP Results	$243.3	$(18.8)	$224.5
Impact of Tax Cuts and Jobs Act	—	(31.5)	(31.5)
Restructuring and other items	31.7	(8.2)	23.5
Inventory stepped-up in purchase accounting, net of LIFO	0.4	(0.1)	0.3
Land and Development impairment and operating results	(16.6)	4.3	(12.3)
Losses at closed plants and transition costs	4.1	(1.0)	3.1
Accelerated depreciation on major capital projects	7.3	(2.1)	5.2
Gain on extinguishment of debt	(0.1)	—	(0.1)
Consumer Packaging segment acquisition reserve adjustment	(10.0)	2.6	(7.4)
Acquisition bridge and other financing fees	10.1	(2.6)	7.5
Other	5.5	(1.2)	4.3
Adjusted Results	$275.7	$(58.6)	$217.1
Noncontrolling interests			(1.3)
Adjusted Net Income			$215.8

	Six Months Ended March 31, 2018
	Pre-Tax	Tax	Net of Tax

GAAP Results	$303.6	$1,054.4	$1,358.0
Impact of Tax Cuts and Jobs Act	—	(1,118.4)	(1,118.4)
Multiemployer pension withdrawal	179.1	(46.6)	132.5
Restructuring and other items	48.0	(12.2)	35.8
Inventory stepped-up in purchase accounting, net of LIFO	1.0	(0.3)	0.7
Land and Development impairment and operating results (1)	9.3	(2.2)	7.1
Losses at closed plants and transition costs	17.3	(4.5)	12.8
Accelerated depreciation on major capital projects	12.4	(3.4)	9.0
Loss on extinguishment of debt	0.9	(0.2)	0.7
Consumer Packaging segment acquisition reserve adjustment	(10.0)	2.6	(7.4)
Acquisition bridge and other financing fees	10.1	(2.6)	7.5
Other	4.1	(0.9)	3.2
Adjusted Results	$575.8	$(134.3)	$441.5
Noncontrolling interests			0.3
Adjusted Net Income			$441.8

(1)Includes a $26.3 million impairment of mineral rights in the six months ended

March 31, 2018.

We discuss certain of these charges in more detail in “Note 4. Restructuring and Other Costs”, “Note 5. Retirement Plans” and “Note 6. Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and six months ended March 31, 2019 and March 31, 2018 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$4,620.0	$4,017.0	$8,947.4	$7,911.0
Cost of goods sold	3,720.4	3,227.6	7,266.0	6,348.1
Selling, general and administrative expenses, excluding intangible amortization	444.1	395.8	845.0	776.6
Selling, general and administrative intangible amortization	102.4	75.2	195.3	147.7
Loss (gain) on disposal of assets	—	2.8	(43.8)	3.9
Multiemployer pension withdrawals	—	—	—	180.0
Land and Development impairments	13.0	—	13.0	27.6
Restructuring and other costs	34.8	31.7	89.2	48.0
Operating profit	305.3	283.9	582.7	379.1
Interest expense, net	(111.8)	(78.3)	(206.2)	(143.1)
Gain (loss) on extinguishment of debt	0.4	0.1	(1.5)	(0.9)
Pension and other postretirement non-service income	18.7	24.6	36.0	49.2
Other (expense) income, net	(3.3)	1.1	(6.0)	3.6
Equity in (loss) income of unconsolidated entities	(0.2)	11.9	6.6	15.7
Income before income taxes	209.1	243.3	411.6	303.6
Income tax (expense) benefit	(47.2)	(18.8)	(109.9)	1,054.4
Consolidated net income	161.9	224.5	301.7	1,358.0
Less: Net (income) loss attributable to noncontrolling interests	(1.5)	(1.3)	(2.2)	0.3
Net income attributable to common stockholders	$160.4	$223.2	$299.5	$1,358.3

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018	$3,894.0	$4,017.0	$7,911.0	$4,137.5	$4,236.6	$16,285.1
Fiscal 2019	$4,327.4	$4,620.0	$8,947.4
% Change	11.1%	15.0%	13.1%

Net sales in the second quarter of fiscal 2019 increased $603.0 million compared to the second quarter of fiscal 2018. The increase was primarily due to the KapStone Acquisition and higher selling price/mix in our Corrugated Packaging and Consumer Packaging segments. These increased sales were partially offset by the absence of recycling net sales in fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019, lower containerboard volumes and unfavorable foreign currency across our segments compared to the prior year quarter.

Similarly, net sales in the six months ended March 31, 2019 increased $1,036.4 million compared to the six months ended March 31, 2018. We discuss our segment sales in greater detail below in “Results of Operations (Segment Data)”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018	$3,120.5	$3,227.6	$6,348.1	$3,270.4	$3,304.6	$12,923.1
(% of Net Sales)	80.1%	80.3%	80.2%	79.0%	78.0%	79.4%

Fiscal 2019	$3,545.6	$3,720.4	$7,266.0
(% of Net Sales)	81.9%	80.5%	81.2%

The increase in cost of goods sold in the second quarter of fiscal 2019 and the six months ended March 31, 2019 compared to the prior year periods was primarily due to increased net sales associated with the impact of acquisitions (primarily the KapStone Acquisition), higher levels of cost inflation and other items. The primary inflationary items were virgin fiber, freight, energy, chemicals costs and wage and other costs. These factors were partially offset by lower recovered fiber costs and productivity improvements. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018	$380.8	$395.8	$776.6	$380.7	$389.3	$1,546.6
(% of Net Sales)	9.8%	9.9%	9.8%	9.2%	9.2%	9.5%

Fiscal 2019	$400.9	$444.1	$845.0
(% of Net Sales)	9.3%	9.6%	9.4%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization increased $48.3 million in the second quarter of fiscal 2019 compared to the prior year quarter. SG&A excluding intangible amortization increased $68.4 million in the six months ended March 31, 2019 compared to the six months ended March 31, 2018. The increases were primarily due to the KapStone Acquisition.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $102.4 million and $75.2 million in the second quarter of fiscal 2019 and 2018, respectively. SG&A intangible amortization was $195.3 million and $147.7 million in the six months ended March 31, 2019 and March 31, 2018, respectively. The increases were primarily due to the KapStone Acquisition.

Loss (Gain) on Disposal of Assets

In the six months ended March 31, 2019, we recorded a gain on disposal of assets of $43.8 primarily due to a $48.5 million gain on sale of our former Atlanta beverage facility in the first quarter of fiscal 2019. In the three and six months ended March 31, 2018, we recorded a loss on disposal of $2.8 million and $3.9, respectively.

Multiemployer Pension Withdrawals

In the first quarter of fiscal 2018, we submitted formal notification to withdraw from PIUMPF and recorded an estimated withdrawal liability of $180.0 million, which includes an estimate of our portion of PIUMPF’s accumulated funding deficiency. Since these withdrawal liabilities assume payment over 20 years, the liabilities were discounted at a credit adjusted risk-free rate, therefore, we will accrete the liability over time with a charge to interest expense. See “Note 5. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.

Land and Development Impairments

In the second quarter of fiscal 2019, we recorded a $13.0 million pre-tax non-cash impairment of certain mineral rights. In the first quarter of fiscal 2018, we recorded a $27.6 million pre-tax non-cash impairment of certain mineral rights and real estate. The $23.6 million impairment of mineral rights was driven by the non-renewal of a lease and associated with declining oil and gas prices, and the other $4.0 million was recorded in connection with the write-down of the carrying value on real estate projects where the projected sales proceeds were less than the carrying value. These charges are not reflected in segment income.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $34.8 million and $31.7 million in the second quarter of fiscal 2019 and 2018, respectively, and $89.2 and $48.0 in the six months ended March 31, 2019 and March 31, 2018, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, divestiture or integration vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 4. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the second quarter of fiscal 2019 was $111.8 million compared to $78.3 million for the prior year quarter. Interest expense, net for the six months ended March 31, 2019 was $206.2 million compared to $143.1 million for the prior year period. Interest expense, net in the three and six months ended March 31, 2019 increased primarily due to debt incurred as a result of the KapStone Acquisition and higher interest rates.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the second quarter of fiscal 2019 was $18.7 million compared to $24.6 million for the second quarter of fiscal 2018. Pension and other postretirement non-service income for the six months ended March 31, 2019 was $36.0 million compared to $49.2 million for the six months ended March 31, 2018. The decreases were primarily due to the decline in plan asset balances used to determine the expected return on plan assets for fiscal 2019.

Provision for Income Taxes

We recorded income tax expense of $47.2 million for the three months ended March 31, 2019 compared to an income tax expense of $18.8 million for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 was 22.6%, while the effective tax rate for the three months ended March 31, 2018 was 7.7%.

We recorded income tax expense of $109.9 million for the six months ended March 31, 2019 compared to an income tax benefit of $1,054.4 million for the six months ended March 31, 2018. The effective tax rate for the six months ended March 31, 2019 was 26.7%, while the effective tax rate for the six months ended March 31, 2018 was a benefit of 347.3%.

See “Note 6. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates, including the impact of the Tax Act.

Hurricane Michael

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. We shut down the mill’s operations in advance of the hurricane’s landfall. We expect that the two machines at the mill will build back up to normal production during the third quarter of fiscal 2019 and that other repairs will be completed by the end of the calendar year. While we are still identifying the full cost associated with the damage from Hurricane Michael, we anticipate the total of our property damage and business interruption claim will likely exceed $150 million. In the six months ended March 31, 2019, we received $80.0 million of insurance proceeds ($60.0 million in the second quarter of fiscal 2019) related primarily to the Panama City mill, $71.2 million and $8.8 million of which were included in operating and investing activities, respectively. We expect to recover a significant amount of additional direct costs and lost production and sales, excluding our $15 million deductible, in future periods through insurance reimbursements. We discuss the financial impact of Hurricane Michael in greater detail below in “Results of Operations (Segment Data) — Segment Income (Corrugated Packaging Segment)”.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018
North American Corrugated Packaging Shipments - thousands of tons	2,045.6	2,112.1	4,157.7	2,096.4	2,163.8	8,417.9
North American Corrugated Containers Shipments - BSF	19.8	19.7	39.5	20.5	20.3	80.3
North American Corrugated Containers Per Shipping Day - MMSF	325.4	311.7	318.4	320.5	321.9	319.8

Fiscal 2019
North American Corrugated Packaging Shipments - thousands of tons	2,346.7	2,520.8	4,867.5
North American Corrugated Containers Shipment - BSF	22.5	23.6	46.1
North American Corrugated Containers Per Shipping Day - MMSF	369.4	374.8	372.1

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018
Brazil / India Corrugated Packaging Shipments - thousands of tons	170.5	174.6	345.1	178.6	196.7	720.4
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	3.1	1.6	1.6	6.3
Brazil / India Corrugated Containers Per Shipping Day - MMSF	21.7	20.6	21.1	20.2	21.0	20.9

Fiscal 2019
Brazil / India Corrugated Packaging Shipments - thousands of tons	185.6	176.5	362.1
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	3.1
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.7	20.6	20.6

Corrugated Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2018
First Quarter	$2,319.7	$269.9	11.6%
Second Quarter	2,391.3	262.8	11.0
Six Months Ended March 31, 2018	4,711.0	532.7	11.3
Third Quarter	2,444.6	321.9	13.2
Fourth Quarter	2,537.4	385.4	15.2
Total	$9,693.0	$1,240.0	12.8%

Fiscal 2019
First Quarter	$2,733.8	$246.8	9.0%
Second Quarter	2,990.7	310.3	10.4
Six Months Ended March 31, 2019	$5,724.5	$557.1	9.7%

(1) Net sales before intersegment eliminations.

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $599.4 million in the second quarter of fiscal 2019 compared to the prior year quarter. The increase in net sales was primarily due to $775.8 million from acquisitions, notably the KapStone Acquisition, and $114.9 million from higher corrugated selling price/mix. These increases were partially offset by $143.0 million of lower containerboard volumes were partially offset by increased corrugated container shipments, the absence of $116.3 million of recycling net sales in the second quarter of fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019 and $24.9 million related to unfavorable foreign currency.

Net sales of the Corrugated Packaging segment increased $1,013.5 million in the six months ended March 31, 2019 compared to the prior year period. The increase in net sales was primarily due to $1,299.0 million from acquisitions, notably the KapStone Acquisition, and $241.2 million from higher corrugated selling price/mix. These increases were partially offset by the aforementioned absence of $237.5 million of recycling net sales in the six months ended March 31, 2019, $228.9 million of lower containerboard volumes were partially offset by increased corrugated container shipments and $49.8 million related to unfavorable foreign currency.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the second quarter of fiscal 2019 increased $47.5 million compared to the prior year quarter, primarily due to $74.9 million of contribution from the acquired KapStone operations, $66.8 million of higher corrugated selling price/mix and an estimated $26.7 million of productivity improvements. These increases were partially offset by unfavorable cost inflation of $53.8 million, $48.0 million related to lower volumes, $35.7 million of economic downtime, and other costs. While the net impact of cost inflation was unfavorable compared to the prior year quarter, recovered fiber costs were lower than the prior year quarter but were more than offset by higher virgin fiber costs, freight costs, energy costs, chemical costs and wage and other costs. The estimated impact of Hurricane Michael on the second quarter of fiscal 2019 was $4.4 million as the income from the receipt of $60.0 million of hurricane proceeds during the quarter ($30.0 million of which was for business interruption recoveries and $30 million for recovery of direct costs) were largely offset by $28.9 million of direct expenses and an estimated $26.7 million of lost production and sales. The second quarter of fiscal 2018 results were negatively affected by an estimated $12.7 million due to the impact of winter weather.

Segment income attributable to the Corrugated Packaging segment in the six months ended March 31, 2019 increased $24.4 million compared to the prior year period, primarily due to $90.9 million of contribution from the acquired KapStone operations net of a $24.7 million acquisition inventory step-up charge, $168.3 million of higher corrugated selling price/mix and an estimated $43.2 million of productivity improvements. These increases were partially offset by unfavorable cost inflation of $106.6 million, $38.7 million of direct expenses from Hurricane Michael (net of $50.0 million of insurance proceeds), an estimated $28.1 million of lost production and sales related to hurricanes (net of $30.0 million of insurance proceeds), $66.4 million related to lower volumes, $35.7 million of economic downtime, $7.3 million of unfavorable foreign currency, and other costs. While the net impact of cost inflation was unfavorable compared to the prior year period, recovered fiber costs were lower than the prior year period but were more than offset by higher virgin fiber costs, freight costs, energy costs, chemical costs and wage and other costs. The six months ended March 31, 2018 results were negatively affected by an estimated $12.7 million due to the impact of winter weather.

We discuss our Panama City mill in more detail above under “Results of Operations (Consolidated) — Hurricane Michael”.

Consumer Packaging Shipments

Consumer Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. The shipment data table excludes gypsum paperboard liner tons produced by Seven Hills Paperboard LLC since it is not consolidated.

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018
Consumer Packaging Shipments - thousands of tons	982.8	992.4	1,975.2	1,025.3	1,031.7	4,032.2
Consumer Packaging Converting Shipments - BSF	10.8	10.7	21.5	11.2	11.2	43.9
Consumer Packaging Converting Per Shipping Day - MMSF	176.9	170.1	173.5	174.9	178.1	175.0

Fiscal 2019
Consumer Packaging Shipments - thousands of tons	969.6	985.5	1,955.1
Consumer Packaging Converting Shipments - BSF	10.5	11.0	21.5
Consumer Packaging Converting Per Shipping Day - MMSF	172.7	174.3	173.5

Consumer Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2018
First Quarter	$1,601.3	$94.2	5.9%
Second Quarter	1,637.3	94.6	5.8
Six Months Ended March 31, 2018	3,238.6	188.8	5.8
Third Quarter	1,669.6	126.1	7.6
Fourth Quarter	1,709.3	130.2	7.6
Total	$6,617.5	$445.1	6.7%

Fiscal 2019
First Quarter	$1,618.8	$76.9	4.8%
Second Quarter	1,668.3	85.2	5.1
Six Months Ended March 31, 2019	$3,287.1	$162.1	4.9%

(1) Net sales before intersegment eliminations.

Net Sales (Consumer Packaging Segment)

The $31.0 million increase in net sales for the Consumer Packaging segment for the second quarter of fiscal 2019 compared to the prior year quarter was primarily due to $39.3 million of higher selling price/mix, $16.5 million of higher volumes and $8.9 million from acquisitions, which were partially offset by $33.7 million of unfavorable foreign currency.

The $48.5 million increase in net sales for the Consumer Packaging segment for the six months ended March 31, 2019 compared to the prior year period was primarily due to $99.5 million of higher selling price/mix and $16.8 million from acquisitions, which were partially offset by $43.5 million of unfavorable foreign currency and $24.0 million of lower volumes.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended March 31, 2019 decreased $9.4 million compared to the prior year quarter. Segment income in the quarter was primarily reduced by an estimated $46.4 million due to the net impact of cost inflation compared to the prior year quarter, $13.5 million due to the impact of the scheduled strategic outage at the Mahrt mill, $7.2 million of unfavorable foreign currency, and other items. These items were partially offset by an estimated $38.0 million of higher selling price/mix and an estimated $41.4 million of productivity improvements. While the net impact of cost inflation was unfavorable compared to the prior year quarter, recovered fiber costs were lower than the prior year quarter but were more than offset by higher virgin fiber costs, freight costs and wage and other costs. The second quarter of fiscal 2018 results were negatively affected by an estimated $15.6 million due to the impact of winter weather that was largely offset by a favorable $10.0 million acquisition reserve adjustment.

Segment income of the Consumer Packaging segment for the six months ended March 31, 2019 decreased $26.7 million compared to the prior year period. Segment income in the period was reduced by an estimated $91.0 million due to the net impact of cost inflation compared to the prior year period, $10.6 million due to the impact of lower volumes, $13.5 million due to the impact of the scheduled strategic outage at the Mahrt mill, $10.2 of million unfavorable foreign currency, and other items. These items were partially offset by an estimated $71.8 million of higher selling price/mix and an estimated $53.2 million of productivity improvements. While the net impact of cost inflation was unfavorable compared to the prior year period, recovered fiber costs were lower than the prior year period but were more than offset by higher virgin fiber costs, freight costs, energy costs, chemical costs and wage and other costs. The six months ended March 31, 2018 results were negatively affected by an estimated $15.6 million due to the impact of winter weather that was largely offset by a favorable $10.0 million acquisition reserve adjustment.

Land and Development

(In millions, except percentages)	Net Sales (1)	Segment Income (Loss)	Return on Sales

Fiscal 2018
First Quarter	$11.4	$(0.7)	(6.1)%
Second Quarter	26.7	16.1	60.3
Six Months Ended March 31, 2018	38.1	15.4	40.4
Third Quarter	64.8	9.9	15.3
Fourth Quarter	39.5	(2.8)	(7.1)
Total	$142.4	$22.5	15.8%

Fiscal 2019
First Quarter	$13.9	$0.7	5.0%
Second Quarter	0.8	0.5	62.5
Six Months Ended March 31, 2019	$14.7	$1.2	8.2%

(1) Net Sales before intersegment eliminations.

Net Sales (Land and Development Segment)

Land and Development’s net sales for the second quarter of fiscal 2019 were $0.8 million compared to $26.7 million in the second quarter of fiscal 2018. Net sales for the six months ended March 31, 2019 were $14.7 million compared to $38.1 million in the six months ended March 31, 2018. The decreases in net sales in both periods were due to the timing of land sales. The remainder of the real estate holdings are included in assets held for sale because we have met the held for sale criteria. After we complete the monetization, the segment will cease to exist.

Segment Income (Land and Development Segment)

Segment income attributable to the Land and Development segment was $0.5 million in the second quarter of fiscal 2019 compared to $16.1 million in the second quarter of fiscal 2018. Segment income attributable to the Land and Development segment was $1.2 million in the six months ended March 31, 2019 compared to $15.4 million in the six months ended March 31, 2018. The segment’s assets were stepped-up to fair value in fiscal 2015 as a result of purchase accounting, which resulted in substantially lower margins on the properties sold compared to earlier levels. The pre-tax non-cash impairments of certain mineral rights and real estate discussed above under the caption “Land and Development Impairments” are not included in segment income.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers and acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of receivables under our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 12. Debt” of the Notes to Condensed Consolidated Financial Statements and “Note 13. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for more information regarding our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

At March 31, 2019, we had approximately $2.3 billion of availability under our committed credit facilities, primarily under our revolving credit facilities and Receivables Facility, the majority of which matures on July 1, 2022. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at March 31, 2019. At March 31, 2019, we had $122.3 million of outstanding letters of credit not drawn upon.

Cash and cash equivalents were $154.2 million at March 31, 2019 and $636.8 million at September 30, 2018. We used a significant portion of the cash and cash equivalents on hand at September 30, 2018 in connection with the closing of the KapStone Acquisition. The majority of the cash and cash equivalents at March 31, 2019 were held outside of the U.S. At March 31, 2019 and September 30, 2018, total debt was $10,795.5 million and $6,415.2 million, respectively, $1,422.4 million and $740.7 million of which was short-term at March 31, 2019 and September 30, 2018, respectively. Included in our total debt at March 31, 2019 was $243.2 million of non-cash acquisition related step-up.

Cash Flow Activity

	Six Months Ended
(In millions)	March 31,
	2019	2018

Net cash provided by operating activities	$665.0	$473.7
Net cash used for investing activities	$(3,850.6)	$(441.1)
Net cash provided by (used for) financing activities	$2,704.8	$(62.3)

Net cash provided by operating activities during the six months ended March 31, 2019 increased $191.3 million compared to the six months ended March 31, 2018, primarily due to higher cash earnings and a $127.1 million net decrease in the use of working capital compared to the prior year period. As a result of the retrospective adoption of ASU 2016-15 as discussed in “Note 1. Basis of Presentation and Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements, net cash provided by operating activities for the six months ended March 31, 2018 was reduced by $261.4 million with a corresponding increase to cash provided by investing activities primarily for the change in classification of proceeds received for beneficial interests obtained for transferring trade receivables in securitization transactions.

Net cash used for investing activities of $3,850.6 million in the six months ended March 31, 2019 consisted primarily of $3,349.3 million for cash paid for the purchase of businesses, net of cash acquired, primarily related to the KapStone Acquisition and $625.4 million for capital expenditures that were partially offset by $105.3 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities of $441.1 million in the six months ended March 31, 2018 consisted primarily of $426.7 million for capital expenditures, $185.2 million for cash paid for the purchase of businesses, net of cash acquired, primarily related to the Plymouth Acquisition and $108.0 million for an additional investment in the joint venture with Gondi, S.A. de C.V., which were partially offset by $253.1 million of cash receipts on sold trade receivables following the adoption of ASU 2016-15.

We expect fiscal 2019 capital expenditures to be approximately $1.4 billion, including expenditures related to KapStone and to restore operations at our Panama City, FL mill following Hurricane Michael. Our base capital expenditures in fiscal 2019 should be approximately $850 million to $900 million, with roughly half invested in maintenance and half invested in high return generating projects. In fiscal 2019, we expect to invest approximately $0.5 billion in strategic projects. The strategic projects include: (i) installation of a 330” state-of-the-art kraft linerboard machine at our Florence, SC mill, (ii) an upgrade of the Tres Barras mill in the Brazilian state of Santa Catarina that will add additional virgin pulping capacity, a biomass power boiler, a turbine generator and other equipment, (iii) completion of our new world-class Porto Feliz corrugated box plant in the Brazilian state of Sao Paulo, (iv) installation of a curtain coater at our Mahrt, AL mill and (v) installation of a headbox and upgrade of other areas of a paper machine at our Covington, VA mill.

We expect fiscal 2020 capital expenditures will decline to approximately $1.0 billion to $1.2 billion. With the completion of many of our strategic capital projects in fiscal 2019 and fiscal 2020, we will transition to our long-range capital expenditure run rate of approximately $1.0 billion a year in fiscal 2021. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In the six months ended March 31, 2019, net cash provided by financing activities of $2,704.8 million consisted primarily of a net increase in debt of $3,023.7 million primarily in connection with the KapStone Acquisition that was partially offset by cash dividends paid to stockholders of $233.7 million and purchases of common stock of $88.6 million. In the six months ended March 31, 2018, net cash used for financing activities of $62.3 million consisted primarily of cash dividends paid to stockholders of $219.4 million partially offset by a net increase in debt of $173.2 million. In October 2018, our board of directors declared a quarterly dividend of $0.455 per share, representing a 5.8% increase from the prior $0.43 per share quarterly dividend and an annual dividend of $1.82 per share. On April 26, 2019 and February 1, 2019, our board of directors approved our May 2019 and February 2019 quarterly dividends of $0.455 per share. In fiscal 2018, we paid four quarterly dividends of $0.43 per share for an annual dividend of $1.72 per share.

At March 31, 2019, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $114 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses and other U.S. federal credits primarily over the next two years. Foreign and state net operating losses and credits will be used over a longer period of time. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. We expect our cash tax rate to move closer to our income tax rate in fiscal 2019 and 2020.

We made contributions of $9.5 million to our pension and supplemental retirement plans during the six months ended March 31, 2019. Based on current facts and assumptions, we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2019. We have made contributions and expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we withdrew from two plans and recorded an aggregate estimated withdrawal liability of $184.2 million. See “Note 5. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness and may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

Contractual Obligation

We summarize our incremental enforceable and legally binding contractual obligations as a result of the KapStone Acquisition at December 31, 2018 (the first quarter following the acquisition), and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those presented in the table.

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

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our expectation that the adoption of certain ASUs will not have a material impact on our consolidated financial statements; our expectation that the adoption of ASC 842 as of October 1, 2019 will result in us recording additional assets and liabilities not previously reflected on our consolidated balance sheets but will not have a material impact on the recognition, measurement or presentation of lease expenses within the consolidated statements of income or the consolidated statement of cash flows; that the impact of adopting ASC 606 is not expected to have a material impact on our condensed consolidated financial statements in future periods; our belief that the election of certain practical expedients, as permitted by ASC 606, results in accounting treatments that are consistent with our historical accounting policies and, therefore, these elections and expedients do not have a material impact on comparability of our financial statements; that we do not anticipate future changes to the provisional fair value estimates of assets and liabilities assumed in acquisitions to be significant; that, at the time of each announced plant closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs; that we believe that our actions to consolidate our sales and operations into large well-equipped plants have allowed us to more effectively manage our business; expected totals for restructuring costs; that we expect PIUMPF’s demand related to the withdrawal will include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals and our estimate that any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; that the future expense in connection with the sale of receivables may fluctuate based on the level of activity and other factors; that we expect the net proceeds from issuances of notes under the commercial paper program to continue to be used for general corporate purposes; that our compliance initiatives related to environmental, health and safety laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows; that any failure to comply with environmental or health and safety laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective action or other sanctions; our belief that matters relating to previously identified third-party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been satisfied by claims in the Smurfit-Stone bankruptcy proceedings; that we may face additional liability for cleanup activity at sites that are not subject to the bankruptcy discharge, but are not currently identified; that we believe the liability for the environmental matters was adequately reserved as of March 31, 2019; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims; that we have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously; that it is possible that we could incur significant costs resolving these cases should the volume of litigation grow substantially; that we do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our consolidated financial condition or liquidity; that, in any given period or periods, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows; our belief that the resolution of certain other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; that we estimate our exposure to certain guarantees could be approximately $50 million; that we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; that we expect to continue to reduce our containerboard inventories and match our production to our customers’ demand; that maintenance outages in our mill system are scheduled to continue to occur during the third quarter of fiscal 2019 and no outages are scheduled for the fourth quarter; that we expect that mill maintenance downtime and actions that we are taking to reduce our inventory will reduce our earnings in the third quarter of fiscal 2019, and that these reductions will be partially offset by the contribution to earnings of a full quarter impact from KapStone; that we expect that the two machines at our containerboard mill located in Panama City, FL will build back up to normal production by the end of the third quarter of fiscal 2019 and that other repairs will be completed by the end of the calendar year; that we believe that we have made significant progress integrating KapStone’s operations into our management and operating structures, and we expect to realize more than the $200 million in run-rate synergies and performance improvements by the end of fiscal 2021; that, for the third quarter of fiscal 2019, we expect that favorable pricing (due to the continued flow through of previously published price increases) and slightly higher volume will be partially offset by higher scheduled maintenance downtime in our Consumer Packaging segment; that we expect to upgrade a paper machine at our Covington, VA mill in May 2019 and replace a headbox at our Demopolis, AL mill in June 2019, and that the downtime associated with these projects will adversely impact our earnings in the third quarter of fiscal 2019; that we expect higher seasonal volumes in our Corrugated Packaging and Consumer Packaging segments and lower sequential cost inflation in those segments in the third quarter of fiscal 2019, driven by declines in recycled fiber, seasonally lower energy costs and moderation of virgin fiber costs; that we generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility; that we anticipate the total of our property damage and business interruption claim with respect to Hurricane Michael will likely exceed $150 million; that we expect to recover a significant amount of additional direct costs and lost production and sales, excluding our $15 million deductible, in future periods through insurance reimbursements; that funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations; that we expect fiscal 2019 capital expenditures to be approximately $1.4 billion, including expenditures related to KapStone and to restore operations at our Panama City, FL mill following Hurricane Michael; that our base capital expenditures in fiscal 2019 should be approximately $850 million to $900 million, with roughly half invested in maintenance and half invested in high return generating projects; that, in fiscal 2019, we expect to invest approximately $0.5 billion in strategic projects; we expect fiscal 2020 capital expenditures will decline to approximately $1.0 billion to $1.2 billion; that, with the completion of many of our strategic capital projects in fiscal 2019 and 2020, we will transition to our long-range capital expenditure run rate of approximately $1.0 billion a year in fiscal 2021; that it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, changes in market conditions or to comply with environmental or other regulatory changes; that we expect to utilize the remaining U.S. federal net operating losses and other U.S. federal credits primarily over the next two years and that foreign and state net operating losses and credits will be used over a longer period of time; that it is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; that we expect our cash tax rate to move closer to our income tax rate in fiscal 2019 and 2020; that we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2019; that we expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations and that it is possible that our assumptions, such as discount rates and expected return on plan assets, may change, actual market performance may vary or we may decide to contribute different amounts; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness; the effect our incremental enforceable and legally binding contractual obligations at December 31, 2018 as a result of the KapStone are expected to have on our liquidity and cash flow in future periods; and that, with respect to KapStone, we plan to avail ourselves of the limited carveout offered by the SEC staff in its published Frequently Asked Questions on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007) which allows an acquired business to be excluded from a company’s assessment of its internal controls in circumstances where it is not possible to conduct an assessment of the acquired business’s internal controls and less than a year has passed since an acquisition.

With respect to these statements, we have made assumptions regarding, among other things, our ability to effectively integrate the operations of KapStone; the results and impacts of the KapStone Acquisition, the Schlüter Acquisition and the Plymouth Packaging Acquisition; economic, competitive and market conditions generally; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; and raw material and energy costs.

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions, including the KapStone Acquisition, and the timing thereof, including synergies and performance improvements; our ability to successfully implement capital projects; the possibility of and uncertainties related to planned mill outages or production disruptions; market risk from changes in interest rates and commodity prices;

increases in energy, raw materials, shipping and capital equipment costs; fluctuations in selling prices and volumes; intense competition; the potential loss of key customers; the impact of the Tax Act; the impact of operational restructuring activities; the impact of economic conditions, including expected price changes, competitive pricing pressures and cost increases; our desire or ability to continue to repurchase Common Stock; environmental liabilities; the cost and other effects of complying with governmental laws and regulations; the scope, timing and outcome of any litigation; future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of our Fiscal 2018 Form 10-K. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2018 Form 10-K for a discussion of certain of the market risks to which we are exposed. The majority of our risks are associated with our mill operations: sales of containerboard and paperboard, energy, recycled fiber, virgin fiber and freight. The KapStone Acquisition added approximately 3.0 million tons of capacity to our pre-acquisition capacity level of approximately 13.5 million tons. Our market risk therefore increased fairly proportionally. In addition, we are exposed to changes in interest rates. Based on the amounts and mix of our fixed and floating rate debt at March 31, 2019, if market interest rates increased by an average of 100 basis points, our annual interest expense would increase by approximately $42 million.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. During fiscal 2019, we completed the KapStone Acquisition. Subsequent to the KapStone Acquisition, we have begun integration and controls assessment activities. See “Note 3. Acquisitions” of the Notes to Condensed Consolidated Financial Statements for more information. KapStone represented approximately $1.3 billion of our net sales for the six months ended March 31, 2019, and approximately $5.7 billion of our total assets, at March 31, 2019. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we plan to exclude these operations from our efforts to comply with Section 404 Rules for fiscal 2019. SEC rules require that we complete our assessment of the internal control over financial reporting of the acquisition within one year after the date of the acquisition.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See “Note 14. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

Item 1A.	RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in the “Risk Factors” section of our Fiscal 2018 Form 10-K. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” section of our Fiscal 2018 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended March 31, 2019, we repurchased approximately 1.1 million shares of Common Stock for an aggregate cost of $44.4 million. As of March 31, 2019, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

The following table presents information with respect to purchases of Common Stock that we made during the three months ended:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2019 through January 31, 2019	—	$—	—	20,262,632
February 1, 2019 through February 30, 2019	—	—	—	20,262,632
March 1, 2019 through March 31, 2019	1,133,935	39.23	1,133,935	19,128,697
Total	1,133,935		1,133,935

Item 6.EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1*	WestRock Company Third Amended and Restated Annual Executive Bonus Plan, dated January 31, 2019.

Exhibit 10.2	WestRock Company Executive Severance Plan, dated April 5, 2019 (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on April 9, 2019).

Exhibit 10.3*

Third Amendment, dated February 11, 2019, to the Uncommitted and Revolving Credit Line Agreement, dated December 1, 2015, among WRKCo Inc., the entities executing the Third Amendment and Sumitomo Mitsui Banking Corporation.

Exhibit 10.4*

Amendment No. 1, dated February 26, 2019, to the Credit Agreement, dated March 7, 2018, among WRKCo Inc., the other credit parties from time to time party thereto, Wells Fargo Bank, National Association and the lenders referred to therein.

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

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Label Linkbase.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*Filed as part of this quarterly report.

^In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	May 2, 2019	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)