Form 10-Q
period 2019-06-30
WestRock Co
filed 2019-08-02
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 19, 2019
Common Stock, $0.01 par value	257,341,556

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2019	2018	2019	2018

Net sales	$4,690.0	$4,137.5	$13,637.4	$12,048.5
Cost of goods sold	3,701.1	3,270.4	10,967.1	9,618.5
Selling, general and administrative, excluding intangible amortization	442.4	380.7	1,287.4	1,157.3
Selling, general and administrative intangible amortization	102.4	75.6	297.7	223.3
Loss (gain) on disposal of assets	6.5	2.7	(37.3)	6.6
Multiemployer pension withdrawals	(1.7)	4.2	(1.7)	184.2
Land and Development impairments	—	1.7	13.0	29.3
Restructuring and other costs	17.9	17.1	107.1	65.1
Operating profit	421.4	385.1	1,004.1	764.2
Interest expense, net	(111.1)	(76.7)	(317.3)	(219.8)
(Loss) gain on extinguishment of debt	(3.2)	0.9	(4.7)	—
Pension and other postretirement non-service income	18.9	21.3	54.9	70.5
Other income (expense), net	3.7	9.7	(2.3)	13.3
Equity in income of unconsolidated entities	1.7	15.5	8.3	31.2
Income before income taxes	331.4	355.8	743.0	659.4
Income tax (expense) benefit	(77.6)	(84.5)	(187.5)	969.9
Consolidated net income	253.8	271.3	555.5	1,629.3
Less: Net income attributable to noncontrolling interests	(1.2)	(3.1)	(3.4)	(2.8)
Net income attributable to common stockholders	$252.6	$268.2	$552.1	$1,626.5

Basic earnings per share attributable to common stockholders	$0.98	$1.05	$2.15	$6.36
Diluted earnings per share attributable to common stockholders	$0.98	$1.03	$2.13	$6.25

Basic weighted average shares outstanding	257.3	256.1	256.2	255.7
Diluted weighted average shares outstanding	258.6	260.6	259.1	260.0

Cash dividends paid per common share	$0.455	$0.43	$1.365	$1.29

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018

Consolidated net income	$253.8	$271.3	$555.5	$1,629.3
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	25.4	(237.6)	(14.3)	(225.3)
Derivatives:
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	—	—	0.5
Unrealized gain on available for sale security	—	—	—	0.8
Reclassification adjustment of gain on available for sale security included in earnings	—	—	—	(1.5)
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	4.5	5.2	12.6	11.8
Prior service cost arising during the period	—	(0.4)	—	(3.1)
Amortization and settlement recognition of prior service cost, included in pension cost	0.4	0.2	1.3	0.2
Other comprehensive income (loss), net of tax	30.3	(232.6)	(0.4)	(216.6)
Comprehensive income	284.1	38.7	555.1	1,412.7
Less: Comprehensive income attributable to noncontrolling interests	(1.4)	(3.1)	(3.1)	(3.2)
Comprehensive income attributable to common stockholders	$282.7	$35.6	$552.0	$1,409.5

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	June 30, 2019	September 30, 2018

ASSETS
Current assets:
Cash and cash equivalents	$179.1	$636.8
Accounts receivable (net of allowances of $50.5 and $49.7)	2,398.1	2,010.7
Inventories	2,074.2	1,829.6
Other current assets	515.7	248.5
Assets held for sale	26.6	59.5
Total current assets	5,193.7	4,785.1
Property, plant and equipment, net	11,169.3	9,082.5
Goodwill	7,321.9	5,577.6
Intangibles, net	4,174.8	3,122.0
Restricted assets held by special purpose entities	1,276.0	1,281.0
Prepaid pension asset	463.3	420.0
Other assets	1,213.1	1,092.3
Total Assets	$30,812.1	$25,360.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$779.1	$740.7
Accounts payable	1,706.8	1,716.8
Accrued compensation and benefits	427.8	399.3
Other current liabilities	676.8	476.5
Total current liabilities	3,590.5	3,333.3
Long-term debt due after one year	9,759.1	5,674.5
Pension liabilities, net of current portion	246.0	261.3
Postretirement benefit liabilities, net of current portion	142.5	134.8
Non-recourse liabilities held by special purpose entities	1,147.4	1,153.7
Deferred income taxes	2,965.8	2,321.5
Other long-term liabilities	1,116.2	994.8
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	3.3	4.2
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 257.3 million and 253.5 million shares outstanding at June 30, 2019 and September 30, 2018, respectively	2.6	2.5
Capital in excess of par value	10,715.4	10,588.9
Retained earnings	1,805.1	1,573.3
Accumulated other comprehensive loss	(695.4)	(695.3)
Total stockholders’ equity	11,827.7	11,469.4
Noncontrolling interests	13.6	13.0
Total equity	11,841.3	11,482.4
Total Liabilities and Equity	$30,812.1	$25,360.5

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2019	2018	2019	2018

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	256.9	256.4	253.5	254.5
Shares issued under restricted stock plan	—	—	3.0	0.7
Issuance of common stock, net of stock received for minimum tax withholdings (1)	0.4	0.4	2.9	1.6
Purchases of common stock	—	(1.7)	(2.1)	(1.7)
Balance at end of period	257.3	255.1	257.3	255.1
Common Stock:
Balance at beginning of period	$2.6	$2.6	$2.5	$2.5
Issuance of common stock, net of stock received for minimum tax withholdings (1)	—	(0.1)	0.1	—
Purchases of common stock	—	—	—	—
Balance at end of period	2.6	2.5	2.6	2.5
Capital in Excess of Par Value:
Balance at beginning of period	10,692.5	10,684.6	10,588.9	10,624.9
Compensation expense under share-based plans	15.9	15.5	52.0	49.2
Issuance of common stock, net of stock received for minimum tax withholdings (1)	7.0	7.7	89.9	33.7
Fair value of share-based awards issued in business combinations	—	—	70.8	—
Purchases of common stock	—	(70.3)	(86.2)	(70.3)
Balance at end of period	10,715.4	10,637.5	10,715.4	10,637.5
Retained Earnings:
Balance at beginning of period	1,671.2	1,302.4	1,573.3	172.4
Adoption of revenue from contracts with customers standard	—	—	43.5	—
Net income attributable to common stockholders	252.6	268.2	552.1	1,626.5
Dividends declared (per share - $0.455, $0.43, $1.365 and $1.29) (2)	(118.7)	(112.1)	(361.0)	(334.0)
Issuance of common stock, net of stock received for minimum tax withholdings	—	(0.1)	(0.4)	(6.5)
Purchases of common stock	—	(30.5)	(2.4)	(30.5)
Balance at end of period	1,805.1	1,427.9	1,805.1	1,427.9
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(725.5)	(441.7)	(695.3)	(457.3)
Other comprehensive income (loss), net of tax	30.1	(232.6)	(0.1)	(217.0)
Balance at end of period	(695.4)	(674.3)	(695.4)	(674.3)
Total Stockholders’ equity	11,827.7	11,393.6	11,827.7	11,393.6
Noncontrolling Interests: (3)
Balance at beginning of period	12.8	34.3	13.0	43.6
Net income	0.9	2.6	2.3	2.6
Contributions	—	—	0.2	—
Distributions and adjustments to noncontrolling interests	(0.1)	(17.7)	(1.9)	(27.0)
Balance at end of period	13.6	19.2	13.6	19.2
Total equity	$11,841.3	$11,412.8	$11,841.3	$11,412.8

(1)

Included in the issuance of common stock in the nine months ended June 30, 2019 is the issuance of approximately 1.6 million shares of Common Stock (as hereinafter defined) valued at $70.1 million in connection with the KapStone Acquisition (as hereinafter defined).

(2)

Includes cash dividends paid, dividend equivalent units on certain restricted stock awards and dividends declared but unpaid related to the shares reserved but unissued at the time of the acquisition of Smurfit-Stone Container Corporation (“Smurfit-Stone”) for the resolution of Smurfit Stone bankruptcy claims.

(3)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the Condensed Consolidated Balance Sheets.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In millions)	2019	2018

Operating activities:
Consolidated net income	$555.5	$1,629.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,128.1	937.9
Cost of real estate sold	17.3	83.8
Deferred income tax expense (benefit)	36.4	(1,162.7)
Share-based compensation expense	51.3	49.2
Pension and other postretirement funding (more) than expense (income)	(44.3)	(74.4)
Multiemployer pension withdrawals	(1.7)	184.2
Land and Development impairments	13.0	29.3
Other impairment adjustments	10.5	11.9
(Gain) loss on disposal of plant and equipment and other, net	(39.2)	0.8
Other	(61.5)	(47.2)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	93.9	(447.4)
Inventories	(39.5)	(40.8)
Other assets	(171.7)	(119.9)
Accounts payable	(126.3)	(11.0)
Income taxes	(29.5)	83.2
Accrued liabilities and other	7.3	29.4
Net cash provided by operating activities	1,399.6	1,135.6
Investing activities:
Capital expenditures	(976.8)	(665.5)
Cash paid related to business combinations, net of cash acquired	(3,368.3)	(188.2)
Cash receipts on sold trade receivables	—	346.1
Investment in unconsolidated entities	(10.4)	(111.1)
Proceeds from sale of property, plant and equipment	108.3	22.4
Proceeds from property, plant and equipment insurance settlement	16.5	6.2
Other	30.0	46.3
Net cash used for investing activities	(4,200.7)	(543.8)
Financing activities:
Proceeds from issuance of notes	2,498.2	1,197.3
Additions to revolving credit facilities	47.7	0.3
Additions to debt	4,441.0	854.1
Repayments of debt	(4,665.0)	(2,022.7)
Changes in commercial paper, net	445.6	—
Other financing additions (repayments), net	13.2	(20.3)
Issuances of common stock, net of related minimum tax withholdings	8.6	23.2
Purchases of common stock	(88.6)	(100.8)
Cash dividends paid to stockholders	(350.7)	(329.7)
Cash distributions paid to noncontrolling interests	(3.4)	(26.6)
Other	(7.1)	6.0
Net cash provided by (used for) financing activities	2,339.5	(419.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.9	(24.0)
(Decrease) increase in cash, cash equivalents and restricted cash	(457.7)	148.6
Cash, cash equivalents and restricted cash at beginning of period	636.8	304.0
Cash, cash equivalents and restricted cash at end of period	$179.1	$452.6

	Nine Months Ended
	June 30,
(In millions)	2019	2018

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$178.1	$108.8
Interest, net of amounts capitalized	$249.9	$151.2

Supplemental schedule of non-cash investing and financing activities:

	Nine Months Ended
	June 30,
(In millions)	2019	2018

Non-cash investing activities:
Deferred purchase price of trade receivables sold	$—	$333.1

Liabilities assumed in the nine months ended June 30, 2019 primarily relate to the KapStone Acquisition (as hereinafter defined). See “Note 3. Acquisitions” for more information. Liabilities assumed in the nine months ended June 30, 2018 primarily relate to the Plymouth Acquisition (as hereinafter defined).

	Nine Months Ended
	June 30,
(In millions)	2019	2018

Fair value of assets acquired, including goodwill	$5,943.9	$230.2
Cash consideration for the purchase of businesses, net of cash acquired	(3,369.2)	(190.4)
Stock issued for the purchase of a business	(70.1)	—
Fair value of share-based awards issued in the purchase of a business	(70.8)	—
Deferred payments and unpaid working capital	16.6	(25.2)
Liabilities assumed	$2,450.4	$14.6

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended June 30, 2019

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

Basis of Presentation

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2018 from the audited consolidated financial statements included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2019 (the “May 9, 2019 Form 8-K”). The May 9, 2019 Form 8-K was filed to provide revisions to our consolidated financial statements and the notes thereto for the three years ended September 30, 2018 and other related disclosures in order to (i) reclassify our segment disclosures to reflect the new alignment, which took effect in the first quarter of fiscal 2019, of our reportable segments to move our merchandising displays operations from our Consumer Packaging segment to our Corrugated Packaging segment and to allocate certain previously non-allocated costs and certain pension and other postretirement non-service income (expense) to our reportable segments, (ii) account for the October 1, 2018 retrospective adoption of certain accounting standards for all periods therein, including, but not limited to, Accounting Standard Update (“ASU”) 2017-07 “Compensation: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments” and ASU 2016-18 “Restricted Cash” and (iii) account for changes in our Rule 3-10 of Regulation S-X disclosures as outlined in “Note 24. Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors” in Exhibit 99.1 of the May 9, 2019 Form 8-K. See the May 9, 2019 Form 8-K for the revised consolidated financial statements and the notes thereto, and further discussion of such revisions. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three and nine months ended June 30, 2019 and June 30, 2018, our statements of comprehensive income for the three and nine months ended June 30, 2019 and June 30, 2018, our balance sheets at June 30, 2019 and September 30, 2018, our statements of cash flows for the nine months ended June 30, 2019 and June 30, 2018, and our statements of equity for the three and nine months ended June 30, 2019 and June 30, 2018.

On October 1, 2018, we adopted ASU 2014-09, which is codified in Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” (“ASC 606”). See “Note 2. Revenue Recognition” for more information on the impact of our adoption of ASC 606.

We adopted ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on October 1, 2018 on a retrospective basis, and began presenting the non-service components of our pension and other postretirement income separately from the service cost components and outside the subtotal of operating profit. For the three and nine months ended June 30, 2018, we reclassified $21.3 million and $70.5 million, respectively, to “Pension and other postretirement non-service income”, which was previously reported in “Cost of goods sold” for $8.8 million and $28.8 million, respectively, and “Selling, general and administrative, excluding intangible amortization” for $12.5 million and $41.7 million, respectively, on our condensed consolidated statements of income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We adopted the provisions of ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments” which amends the guidance in ASC 230, “Statement of Cash Flows” on October 1, 2018 on a retrospective basis. The ASU clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows for the following transactions: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investees and beneficial interests in securitization transactions. The ASU also clarifies how the predominance principle should be applied when cash receipts and cash payments include aspects of more than one class of cash flows. The adoption primarily resulted in a change in classification of proceeds received for beneficial interests obtained for transferring trade receivables in securitization transactions as investing activities instead of operating activities. This ASU will not have a material effect on our consolidated financial statements on a prospective basis (from October 1, 2018) because the creation of beneficial interest was eliminated under the terms of our New A/R Sales Agreement effective September 25, 2018.

We adopted the provisions of ASU 2016-18, “Restricted Cash” on October 1, 2018 on a retrospective basis. As a result of the adoption, we began including amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the condensed consolidated statements of cash flows. Due to the minimal amount of restricted cash on our condensed consolidated balance sheets, the impact on the condensed consolidated statements of cash flows was not material.

As a result of the adoption of ASU 2016-15 and 2016-18, cash provided by operating activities for the nine months ended June 30, 2018 decreased by $371.1 million with a corresponding increase to cash provided by investing activities of $365.2 million, primarily for the change in classification of proceeds received for beneficial interests obtained for transferring trade receivables in securitization transactions. The difference between the change in the operating and investing amounts reflects the change in cash, cash equivalents and restricted cash for the respective periods associated with the change in restricted cash.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “Fiscal 2018 Form 10-K”) as replaced and superseded by the May 9, 2019 Form 8-K. The results for the three and nine months ended June 30, 2019 are not necessarily indicative of results that may be expected for the full year.

Significant Accounting Policies

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for a summary of our significant accounting policies.

Recent Accounting Developments

New Accounting Standards - Recently Adopted

See “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards - Recently Adopted” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for information on new accounting standards adopted on October 1, 2018. Other than as discussed in the Basis of Presentation section above, the adoption of those standards did not have a material effect on our consolidated financial statements.

New Accounting Standards - Recently Issued

See “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards - Recently Issued” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for information on new accounting standards issued prior to the beginning of fiscal 2019 but not yet adopted and where we do not expect that the adoption will have a material effect on our

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

consolidated financial statements. Below is a description of new accounting standards for which we (i) are in the process of evaluating the impact on our consolidated financial statements or (ii) have determined that the new standard could have a material impact on our consolidated financial statements. We have not elected to early adopt any of the new accounting standards described below to the extent early adoption is permitted.

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

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of this ASU.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in the period of adoption or retrospectively in each period in which the effect of the change in the United States (“U.S.”) federal corporate income tax rate in the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (or portion thereof) is recorded. This ASU requires financial statement preparers to disclose (i) a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income; (ii) whether they elect to reclassify the stranded income tax effects from the Tax Act; and (iii) information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of ASC 220, “Income Statement – Reporting Comprehensive Income”, and has items of other comprehensive income in which the related tax effects are included as required by GAAP. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of this ASU, but do not expect it to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. In October 2018, the FASB issued ASU 2018-16 “Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting” (“ASU 2018-16”), which adds the overnight index rate based on the Secured Overnight Financing Rate to the list of U.S. benchmark interest rates in ASC 815 that are eligible to be hedged. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which addresses targeted issues related to fair value hedges and clarifies certain transition requirements. The provisions of ASU 2017-12, ASU 2018-16 and ASU 2019-04 are concurrently effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of ASU 2017-12, ASU 2018-16 and ASU 2019-04, but do not expect these provisions to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” (“ASC 842”) and supersedes current lease guidance in ASC 840 “Leases”. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Prior to the FASB issuing ASU 2018-11 “Leases”, entities were required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the comparative periods presented in the financial statements would continue to be in accordance with current GAAP. In December 2018, the FASB issued ASU 2018-20 “Leases: Narrow-scope Improvements for Lessors” to help lessors apply ASC 842. This ASU allows lessors to make an accounting policy election not to evaluate sales taxes and other similar taxes collected from lessees, requires lessors to exclude from variable payments certain lessor costs paid directly by lessee to third parties on the lessor’s behalf and provides clarification on variable payments allocated to lease and non-lease components. In March 2019, the FASB issued ASU 2019-01 “Leases (Topic 842): Codification Improvements”, which (a) provides guidance on lessors’ accounting for acquisition costs that will now generally be included in the measurement of fair value of the underlying asset, (b) clarifies that lessors in scope of ASC 942, “Financial Services—Depository and Lending” (“ASC 942”), have to follow cash flow presentation guidance under ASC 942 for payments received by lessors and (c) provides an exemption to all companies from interim transition disclosure requirements of ASC 250 “Accounting Changes and Error Corrections” (“ASC 250”), in addition to the already exempted annual disclosure requirement of ASC 250. ASU 2019-01 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years; however, companies are permitted to early adopt ASU 2019-01 concurrent with, or any time after the adoption of, ASC 842. While we have not completed our assessment, we expect that the adoption of ASC 842 as of October 1, 2019 will result in us recording additional assets and liabilities not previously reflected on our consolidated balance sheets, but we do not expect the adoption to have a material impact on the recognition, measurement or presentation of lease expenses within the consolidated statements of income or the consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit losses: Measurement of Credit Losses on financial Instruments (Topic 326)” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. In April 2019, the FASB issued ASU 2019-04 which addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides targeted

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option. The provisions of ASU 2019-04 related to Topic 326 and ASU 2019-05, are effective concurrent with the adoption of ASU 2016-13. We are currently evaluating the impact of these ASUs, but do not expect these provisions to have a material impact on our consolidated financial statements.

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

The transition adjustment resulted in revenue acceleration of $183.7 million with a corresponding acceleration of cost of $133.4 million. The net increase to the opening balance of retained earnings was $43.5 million (net of tax expense of $6.8 million) as of October 1, 2018 due to the cumulative impact of adopting the new revenue standard. The adoption of ASC 606 had the following impact on our condensed consolidated financial statements:

Condensed Consolidated Statements of Income

	Three Months Ended June 30, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Net sales	$4,690.0	$4,690.1	$(0.1)
Cost of goods sold	$3,701.1	$3,702.1	$(1.0)
Income tax expense	$(77.6)	$(77.3)	$(0.3)
Consolidated net income	$253.8	$253.2	$0.6

	Nine Months Ended June 30, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Net sales	$13,637.4	$13,640.2	$(2.8)
Cost of goods sold	$10,967.1	$10,972.2	$(5.1)
Income tax expense	$(187.5)	$(186.9)	$(0.6)
Consolidated net income	$555.5	$553.8	$1.7

Condensed Consolidated Balance Sheet

	June 30, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Inventories	$2,074.2	$2,214.3	$(140.1)
Other current assets	$515.7	$321.8	$193.9
Other current liabilities	$676.8	$676.2	$0.6
Retained earnings	$1,805.1	$1,759.9	$45.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended June 30, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Consolidated net income	$555.5	$553.8	$1.7
Other assets	$(171.7)	$(174.5)	$2.8
Inventories	$(39.5)	$(34.4)	$(5.1)
Income taxes	$(29.5)	$(30.1)	$0.6

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment).

	Three Months Ended June 30, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,954.6	$1,306.0	$8.6	$(41.3)	$4,227.9
South America	102.8	14.8	—	—	117.6
Europe	0.7	259.3	—	(0.1)	259.9
Asia Pacific	14.7	70.0	—	(0.1)	84.6
Total (1)	$3,072.8	$1,650.1	$8.6	$(41.5)	$4,690.0

(1)	Net sales are attributed to geographical markets based on the location of the seller.

	Nine Months Ended June 30, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$8,426.3	$3,870.7	$23.3	$(119.0)	$12,201.3
South America	321.2	52.2	—	—	373.4
Europe	0.7	789.4	—	(0.1)	790.0
Asia Pacific	49.1	224.9	—	(1.3)	272.7
Total (1)	$8,797.3	$4,937.2	$23.3	$(120.4)	$13,637.4

(1)	Net sales are attributed to geographical markets based on the location of the seller.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2018	$183.7	$7.9
Impact of acquisition	13.0	—
Ending balance - June 30, 2019	193.9	11.4
(Decrease) / increase	$(2.8)	$3.5

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

Contracts or purchase orders with customers could include a single type of product or multiple types and grades of products. Regardless, the contract price with the customer is agreed to at the individual product level outlined in the customer contracts or purchase orders. Management has concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

Practical Expedients and Exemptions

As permitted by ASC 606, we elected to use certain practical expedients in connection with our implementation of ASC 606. We treat shipping and handling activities as fulfillment activities. We treat costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset we would recognize is one year or less. We do not record interest income when the difference in timing of control transfer and customer payment is one year or less. The election of these practical expedients results in accounting treatments that we believe are consistent with our historical accounting policies and, therefore, these elections of practical expedients do not have a material impact on comparability of our financial statements.

Note 3.	Acquisitions

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. See “Note 2. Mergers, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for information about our prior year acquisitions and investments. For the three and nine months ended June 30, 2019, no changes to our fiscal 2018 provisional fair value estimates of assets and liabilities assumed in acquisitions have been significant, and we do not anticipate future changes to these amounts to be significant.

 KapStone Acquisition

On November 2, 2018, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 28, 2018, among WRKCo Inc. (formerly known as WestRock Company), which we refer to as “WRKCo”, KapStone Paper and Packaging Corporation (“KapStone”), the Company (formerly known as Whiskey Holdco, Inc.), Whiskey Merger Sub, Inc. and Kola Merger Sub, Inc., the Company acquired all of the outstanding shares of KapStone through a transaction in which: (i) Whiskey Merger Sub, Inc. merged with and into WRKCo, with WRKCo surviving such merger as a wholly owned subsidiary of Company and (ii) Kola Merger Sub, Inc. merged with and into KapStone, with KapStone surviving such merger as a wholly owned subsidiary of the Company (collectively, the “KapStone Acquisition”). Effective as of the effective time of the KapStone Acquisition (the “Effective Time”), Whiskey Holdco, Inc. changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”

KapStone is a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owns

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Victory Packaging, a packaging solutions distribution company with facilities in the U.S., Canada and Mexico. We have included the financial results of KapStone in our Corrugated Packaging segment since the date of the acquisition.

Pursuant to the KapStone Acquisition, at the Effective Time, (a) each issued and outstanding share of common stock, par value $0.01 per share, of WRKCo was converted into one share of common stock, par value $0.01 per share, of the Company (“Company common stock”) and (b) each issued and outstanding share of common stock, par value $0.0001 per share, of KapStone (“KapStone common stock”) (other than shares of KapStone common stock owned by (i) KapStone or any of its subsidiaries or (ii) any KapStone stockholder who properly exercised appraisal rights with respect to its shares of KapStone common stock in accordance with Section 262 of the Delaware General Corporation Law) was automatically canceled and converted into the right to receive (1) $35.00 per share in cash, without interest (the “Cash Consideration”), or, at the election of the holder of such share of KapStone common stock, (2) 0.4981 shares of Company common stock (the “Stock Consideration”) and cash in lieu of fractional shares, subject to proration procedures designed to ensure that the Stock Consideration would be received in respect of no more than 25% of the shares of KapStone common stock issued and outstanding immediately prior to the Effective Time (the “Maximum Stock Amount”). Each share of KapStone common stock in respect of which a valid election of Stock Consideration was not made by 5:00 p.m. New York City time on September 5, 2018 was converted into the right to receive the Cash Consideration. KapStone stockholders elected to receive Stock Consideration that was less than the Maximum Stock Amount and no proration was required.

The consideration for the KapStone Acquisition was $4.9 billion including debt assumed, a long-term financing obligation and assumed equity awards. As a result, KapStone stockholders received in the aggregate approximately $3.3 billion in cash and 1.6 million shares of WestRock common stock with a value of $70.1 million, or approximately 0.6% of the issued and outstanding shares of WestRock common stock immediately following the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, the Company assumed any outstanding awards granted under the equity-based incentive plans of WRKCo and KapStone (including the shares underlying such awards), the award agreements evidencing the grants of such awards and, in the case of the WRKCo equity-based incentive plans, the remaining shares available for issuance under the applicable plan, in each case subject to adjustments to such awards in the manner set forth in the Merger Agreement. Included in the consideration was $70.8 million related to outstanding KapStone equity awards that were replaced with WestRock equity awards with identical terms for pre-combination service. The amount related to post-combination service will be expensed over the remaining service period of the awards.

The following table summarizes the fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2019 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amounts Recognized as of Acquisition Date (as Adjusted) (2)
Cash and cash equivalents	$8.6	$—	$8.6
Current assets, excluding cash and cash equivalents	878.9	(22.4)	856.5
Property, plant and equipment, net	1,910.3	11.7	1,922.0
Goodwill	1,755.0	(14.9)	1,740.1
Intangible assets	1,336.1	30.3	1,366.4
Other long-term assets	27.9	(0.6)	27.3
Total assets acquired	5,916.8	4.1	5,920.9

Current portion of debt	33.3	—	33.3
Current liabilities	337.5	1.1	338.6
Long-term debt due after one year	1,333.4	—	1,333.4
Accrued pension and other long-term benefits	9.8	1.5	11.3
Deferred income taxes	609.7	(1.3)	608.4
Other long-term liabilities	118.4	2.8	121.2
Total liabilities assumed	2,442.1	4.1	2,446.2
Net assets acquired	$3,474.7	$—	$3,474.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1)	The measurement period adjustments recorded in fiscal 2019 did not have a significant impact on our condensed consolidated statements of income for the three and nine months ended June 30, 2019.
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

The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration and other synergistic opportunities) and the assembled work force of KapStone, as well as from establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangible assets resulting from the acquisition will not be amortizable for tax purposes.

The following table summarizes the weighted average life and the fair value of intangible assets recognized in the KapStone Acquisition, excluding goodwill (in millions):
	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	11.7	$1,303.0
Trademarks and tradenames	16.9	54.2
Favorable contracts	6.0	9.2
Total	11.9	$1,366.4

None of the intangible assets have significant residual value. The intangible assets are expected to be amortized over estimated useful lives ranging from one to 20 years based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable.
Note 4.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $17.9 million and $107.1 million for the three and nine months ended June 30, 2019, respectively, and $17.1 million and $65.1 million for the three and nine months ended June 30, 2018, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, divestiture or integration can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Restructuring	$6.4	$6.9	$56.4	$32.5
Other	11.5	10.2	50.7	32.6
Restructuring and other costs	$17.9	$17.1	$107.1	$65.1

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and nine months ended June 30, 2019 and 2018, the cumulative recorded amount since we started the initiatives and our estimate of the total costs we expect to incur (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$(1.9)	$0.4	$5.2	$1.3	$203.3	$203.3
Severance and other employee costs	1.6	(0.2)	12.3	2.2	54.7	54.9
Equipment and inventory relocation costs	1.6	0.3	3.0	3.4	10.7	12.2
Facility carrying costs	0.6	0.8	2.6	2.6	31.4	32.6
Other costs	(0.1)	0.1	0.2	(0.1)	13.4	16.3
Restructuring total	$1.8	$1.4	$23.3	$9.4	$313.5	$319.3

Consumer Packaging

Net property, plant and equipment costs	$0.2	$1.8	$—	$6.2	$38.1	$38.1
Severance and other employee costs	1.2	1.7	4.0	5.1	39.2	39.2
Equipment and inventory relocation costs	0.2	0.3	0.9	1.8	6.2	6.2
Facility carrying costs	0.2	0.1	0.2	0.7	2.2	2.2
Other costs	0.3	0.7	3.5	2.8	25.6	25.9
Restructuring total	$2.1	$4.6	$8.6	$16.6	$111.3	$111.6

Land and Development

Net property, plant and equipment costs	$—	$—	$—	$—	$1.8	$1.8
Severance and other employee costs	—	0.1	0.1	0.7	13.8	13.8
Other costs	—	—	—	—	3.0	3.0
Restructuring total	$—	$0.1	$0.1	$0.7	$18.6	$18.6

Corporate

Net property, plant and equipment costs	$—	$—	$—	$—	$1.4	$1.4
Severance and other employee costs	2.4	0.9	22.2	1.0	122.9	122.9
Other costs	0.1	(0.1)	2.2	4.8	17.7	17.7
Restructuring total	$2.5	$0.8	$24.4	$5.8	$142.0	$142.0

Total

Net property, plant and equipment costs	$(1.7)	$2.2	$5.2	$7.5	$244.6	$244.6
Severance and other employee costs	5.2	2.5	38.6	9.0	230.6	230.8
Equipment and inventory relocation costs	1.8	0.6	3.9	5.2	16.9	18.4
Facility carrying costs	0.8	0.9	2.8	3.3	33.6	34.8
Other costs	0.3	0.7	5.9	7.5	59.7	62.9
Restructuring total	$6.4	$6.9	$56.4	$32.5	$585.4	$591.5

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

The following table presents our acquisition, divestiture and integration costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Acquisition costs	$0.9	$3.4	$27.9	$11.0
Divestiture costs	—	—	0.2	0.2
Integration costs	10.6	6.8	22.6	21.4
Other total	$11.5	$10.2	$50.7	$32.6

The following table summarizes the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and presents a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our Condensed Consolidated Statements of Income (in millions):

	Nine Months Ended
	June 30,
	2019	2018
Accrual at beginning of fiscal year	$31.6	$47.4
Additional accruals	37.5	11.2
Payments	(32.9)	(24.3)
Adjustment to accruals	(3.1)	0.3
Foreign currency rate changes	0.1	(1.3)
Accrual at June 30	$33.2	$33.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Nine Months Ended
	June 30,
	2019	2018
Additional accruals and adjustments to accruals (see table above)	$34.4	$11.5
Acquisition costs	27.9	11.0
Integration costs	22.6	21.4
Divestiture costs	0.2	0.2
Net property, plant and equipment	5.2	7.5
Severance and other employee costs	6.9	1.4
Equipment and inventory relocation costs	3.9	5.2
Facility carrying costs	2.8	3.3
Other costs	3.2	3.6
Total restructuring and other costs	$107.1	$65.1

Note 5.	Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans have been frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. See “Note 4. Retirement Plans” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for more information regarding our involvement with retirement plans.

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

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During the three months ended December 31, 2017, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and recorded an estimated withdrawal liability of $180.0 million at that time. The estimated withdrawal liability assumed payments over 20 years, discounted at a credit adjusted risk-free rate. We expect that PIUMPF’s demand related to the withdrawal will include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. We reserve the right to challenge any portion of the demand, including any portion related to the accumulated funding deficiency. The estimated withdrawal liability noted above excludes the potential impact of a future mass withdrawal of other employers from PIUMPF, which is not considered probable or reasonably estimable at this time. Due to the absence of specific information regarding matters such as PIUMPF’s current financial situation, our estimate is subject to revision. In addition, in the third quarter of fiscal 2018, we submitted formal notification to withdraw from the Central States, Southeast and Southwest Areas Pension Plan and recorded an estimated withdrawal liability of $4.2 million on a discounted basis. In the third quarter of fiscal 2019, in a separate matter, we recorded a $1.7 million reduction to a previously recorded MEPP withdrawal liability. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate. At June 30, 2019 and September 30, 2018, we had withdrawal liabilities recorded of $240.5 million and $247.8 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

See “Note 4. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for more information regarding our involvement with MEPPs.

The following table presents a summary of the components of net pension (income) cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$10.2	$9.4	$32.5	$33.5
Interest cost	58.8	51.5	174.0	153.7
Expected return on plan assets	(85.9)	(82.1)	(254.7)	(246.7)
Amortization of net actuarial loss	6.3	6.7	18.7	15.9
Amortization of prior service cost	1.3	1.3	3.9	3.5
Curtailment loss	0.1	—	1.0	—
Company defined benefit plan income	(9.2)	(13.2)	(24.6)	(40.1)
Multiemployer pension withdrawals	(1.7)	4.2	(1.7)	184.2
Multiemployer and other plans	0.2	0.2	0.5	1.3
Net pension (income) cost	$(10.7)	$(8.8)	$(25.8)	$145.4

The Condensed Consolidated Statements of Income line item “Pension and other postretirement non-service income” is equal to the non-service elements of our “Company defined benefit plan income” and our “Net postretirement cost” set forth in this Note 5. Retirement Plans.

During the three and nine months ended June 30, 2019, we made contributions to our qualified and supplemental defined benefit pension plans of $6.6 million and $16.1 million, respectively, and for the three and nine months ended June 30, 2018, we made contributions of $10.8 million and $31.5 million, respectively.

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$0.2	$0.4	$0.8	$1.2
Interest cost	1.9	2.1	5.8	6.1
Amortization of net actuarial (gain) loss	(0.7)	0.3	(1.5)	0.2
Amortization of prior service credit	(0.7)	(1.1)	(2.1)	(3.2)
Net postretirement cost	$0.7	$1.7	$3.0	$4.3

During the three and nine months ended June 30, 2019, we funded an aggregate of $2.2 million and $6.6 million, respectively, and for the three and nine months ended June 30, 2018, we funded an aggregate of $2.3 million and $7.1 million, respectively, to our other postretirement benefit plans.

Note 6.	Income Taxes

The effective tax rate for the three and nine months ended June 30, 2019 was an expense of 23.4% and 25.2%, respectively. The effective tax rate for the three months ended June 30, 2019 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by (iv) the inclusion of tax benefits related to state tax law changes and (v) research and development tax credits. The effective tax rate for the nine months ended June 30, 2019 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, (iv) the limitation

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of certain transaction costs and (v) the increase of deferred tax liabilities in certain state jurisdictions, partially offset by (vi) the inclusion of tax benefits related to share-based compensation and state tax law changes, (vii) research and development tax credits and (viii) an adjustment of the valuation allowance against net operating losses of foreign subsidiaries.

The effective tax rate for the three and nine months ended June 30, 2018 was an expense of 23.7% and a benefit of 147.1%, respectively. The effective tax rate for the three months ended June 30, 2018 was lower than the statutory federal rate primarily due to (i) favorable tax items, such as the domestic production deduction, the tax benefit of share-based compensation and cash tax planning that resulted in reduced deferred tax liabilities (ii) the true up of certain deferred taxes and foreign tax returns, partially offset by (iii) the inclusion of state taxes, (iv) the provisional amounts related to the enactment of the Tax Act (discussed below) and (v) the exclusion of tax benefits related to losses recorded by certain foreign operations. The effective tax rate for the nine months ended June 30, 2018 was lower than the statutory federal rate primarily due to (i) the provisional amounts related to the enactment of the Tax Act (discussed below), (ii) favorable tax items, such as the domestic production deduction, the tax benefit of share-based compensation and cash tax planning that resulted in reduced deferred tax liabilities (iii) the true up of certain deferred taxes and foreign tax returns, partially offset by (iv) the inclusion of state taxes and (v) the exclusion of tax benefits related to losses recorded by certain foreign operations.

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

In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 “Income Taxes” required the remeasurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. The provisional amounts determined, and recorded, for the remeasurement of our deferred tax balances resulted in a net reduction in deferred liabilities of $1,174.0 million in the three months ended December 31, 2017. During the three months ended March 31, 2018 and June 30, 2018, we recorded a tax benefit of $31.5 million and a tax expense of $4.1 million, respectively, for additional remeasurement of deferred tax liabilities.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to registrants on the accounting for income taxes related to the Tax Act. SAB 118 provided for a one-year measurement period to complete the accounting for the tax effects of the Tax Act, which ended on December 22, 2018. As such, we recorded provisional amounts related to the deemed repatriation tax and remeasurement of deferred tax assets and liabilities during fiscal 2018. During the first quarter of fiscal 2019, we completed the accounting for the income tax effect related to the Tax Act. We made the following adjustments to the provisional amounts: (i) a $0.4 million tax expense from the true up and revaluation of deferred tax assets and liabilities to reflect the new tax rate and (ii) an additional $3.7 million tax expense, as a result of the refinement to the transition tax provisional liability. We have reclassified the transition tax liability for financial statement purposes to a reserve for uncertain tax position due to uncertainty in the realizability of certain foreign earnings and profits deficits. See “Note 5. Income Taxes” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for additional information regarding the Tax Act.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the changes in the reserve for uncertain tax positions during the nine months ended June 30, 2019 (in millions):

Balance at beginning of fiscal year	$127.1
Additions related to purchase accounting (1)	1.0
Additions for tax positions taken in current year (2)	103.8
Additions for tax positions taken in prior fiscal years	1.0
Additions for currency translation adjustments	1.4
Reductions as a result of a lapse of the applicable statute of limitations	(3.0)
Balance at June 30, 2019	$231.3

(1)	Adjustment in fiscal 2019 relates to the KapStone Acquisition.
(2)	Additions for tax positions taken in current fiscal year include primarily positions taken related to foreign subsidiaries.

Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Beginning in fiscal 2019, the Tax Act imposed a provision for the Global Intangible Low-taxed Income (“GILTI”) that imposes a tax on certain foreign subsidiaries’ earnings. We have elected to treat GILTI taxes as a current period expense, if and when incurred.

Note 7.	Segment Information

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. Effective in the first quarter of fiscal 2019, we aligned our financial results for all periods presented to move our merchandising displays operations from our Consumer Packaging segment to our Corrugated Packaging segment and to allocate certain previously non-allocated costs and certain pension and other postretirement non-service income to our reportable segments. Separately, in the first quarter of fiscal 2019, we began conducting our recycling operations primarily as a procurement function. Since then, recycling net sales have not been recorded and the margin from the operations has reduced cost of goods sold. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales (aggregate):
Corrugated Packaging	$3,072.8	$2,444.6	$8,797.3	$7,155.6
Consumer Packaging	1,650.1	1,669.6	4,937.2	4,908.2
Land and Development	8.6	64.8	23.3	102.9
Total	$4,731.5	$4,179.0	$13,757.8	$12,166.7
Less net sales (intersegment):
Corrugated Packaging	$19.7	$21.6	$57.1	$63.0
Consumer Packaging	21.8	19.9	63.3	55.2
Total	$41.5	$41.5	$120.4	$118.2
Net sales (unaffiliated customers):
Corrugated Packaging	$3,053.1	$2,423.0	$8,740.2	$7,092.6
Consumer Packaging	1,628.3	1,649.7	4,873.9	4,853.0
Land and Development	8.6	64.8	23.3	102.9
Total	$4,690.0	$4,137.5	$13,637.4	$12,048.5
Segment income:
Corrugated Packaging	$392.7	$321.9	$949.8	$854.6
Consumer Packaging	91.0	126.1	253.1	314.9
Land and Development	1.6	9.9	2.8	25.3
Segment income	485.3	457.9	1,205.7	1,194.8
(Loss) gain on sale of certain closed facilities	(2.7)	—	47.8	—
Multiemployer pension withdrawals	1.7	(4.2)	1.7	(184.2)
Land and Development impairments	—	(1.7)	(13.0)	(29.3)
Restructuring and other costs	(17.9)	(17.1)	(107.1)	(65.1)
Non-allocated expenses	(24.4)	(13.0)	(67.8)	(50.3)
Interest expense, net	(111.1)	(76.7)	(317.3)	(219.8)
(Loss) gain on extinguishment of debt	(3.2)	0.9	(4.7)	—
Other income (expense), net	3.7	9.7	(2.3)	13.3
Income before income taxes	$331.4	$355.8	$743.0	$659.4

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. In the three and nine months ended June 30, 2019, we received $30.0 million and $110.0 million of insurance proceeds, respectively, in our Corrugated Packaging segment related primarily to the Panama City mill. The proceeds received were recorded in the condensed consolidated statements of income as a reduction to cost of goods sold.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table shows selected data for our segments (in millions):

	June 30, 2019	September 30, 2018
Intangibles, net:
Corrugated Packaging	$1,711.5	$506.2
Consumer Packaging	2,463.3	2,615.8
Total	$4,174.8	$3,122.0

Identifiable assets:
Corrugated Packaging	$16,893.5	$11,069.6
Consumer Packaging	11,216.9	11,511.1
Land and Development	27.4	49.1
Assets held for sale	26.6	59.5
Corporate	2,647.7	2,671.2
Total	$30,812.1	$25,360.5

The changes in the carrying amount of goodwill during the nine months ended June 30, 2019 is as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Total
Balance as of September 30, 2018
Goodwill	$1,966.8	$3,653.6	$5,620.4
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	1,966.7	3,610.9	5,577.6
Goodwill acquired	1,745.1	6.8	1,751.9
Purchase price allocation adjustments	0.9	(2.0)	(1.1)
Translation and other adjustments	(6.9)	0.4	(6.5)
Balance as of June 30, 2019
Goodwill	3,705.9	3,658.8	7,364.7
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	$3,705.8	$3,616.1	$7,321.9

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value (including goodwill) of that reporting unit. We determine the fair value of each reporting unit using the discounted cash flow method or, as appropriate, a combination of the discounted cash flow method and the guideline public company method. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for more information regarding our accounting policy for goodwill.

During the third quarter of fiscal 2019, we tested our goodwill for potential impairment on an interim basis due to changing market conditions, including the impact on the trading price of our Common Stock. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values as of the interim impairment test date. The discount rate used for each reporting unit ranged from 8.5% to 14.0%. We used perpetual growth rates in the reporting units that have goodwill ranging from 0.0% to 1.0%. Our Consumer Packaging reporting unit had a fair value that exceeded its carrying value by less than 10%. Additionally, Victory Packaging, a new reporting unit acquired as part of the KapStone Acquisition, had a fair value that exceeded its carrying value by less than 10% primarily due its recent acquisition. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit that has goodwill, the fair value of each

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of our reporting units would have continued to exceed its carrying value, except for the Consumer Packaging reporting unit. The Consumer Packaging reporting unit had $3,616.1 million of goodwill at June 30, 2019. We will continue to monitor industry economic trends until the end of our fiscal year to determine if additional testing for goodwill impairment is warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. Currently, we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material. See “We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Would Adversely Impact Our Operating Results and Shareholders’ Equity” in the “Risk Factors” section of our Fiscal 2018 Form 10-K.

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

The components of inventories were as follows (in millions):

	June 30, 2019	September 30, 2018
Finished goods and work in process	$930.4	$867.0
Raw materials	808.5	730.0
Spare parts and supplies	485.7	368.2
Inventories at FIFO cost	2,224.6	1,965.2
LIFO reserve	(150.4)	(135.6)
Net inventories	$2,074.2	$1,829.6

Note 9.	Assets Held For Sale

Due to our accelerated monetization strategy, our Land and Development portfolio has met the held for sale criteria and is classified as assets held for sale. Assets held for sale at June 30, 2019 and September 30, 2018 of $26.6 million and $59.5 million, respectively, include $16.0 million and $33.5 million, respectively, of Land and Development portfolio assets. The remainder is primarily related to closed facilities.

Note 10.	Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	June 30, 2019	September 30, 2018
Property, plant and equipment at cost:
Land and buildings	$2,439.6	$2,078.9
Machinery and equipment	14,487.8	12,064.0
Forestlands and mineral rights	152.9	158.0
Transportation equipment	31.8	30.1
Leasehold improvements	99.1	88.9
	17,211.2	14,419.9
Less: accumulated depreciation, depletion and amortization	(6,041.9)	(5,337.4)
Property, plant and equipment, net	$11,169.3	$9,082.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. See “Note 12. Fair Value” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for more information. We disclose the fair value of our long-term debt in “Note 12. Debt” of the Notes to Condensed Consolidated Financial Statements. We disclose the fair value of our pension and postretirement assets and liabilities in “Note 4. Retirement Plans” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended June 30, 2019 and 2018, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than in the second quarter of fiscal 2019 when we recorded a $13.0 million pre-tax non-cash impairment of certain mineral rights, a $1.7 million pre-tax non-cash real estate impairment in the third quarter of fiscal 2018 and a $27.6 million pre-tax non-cash impairment of certain mineral rights and real estate in the first quarter of fiscal 2018. The $27.6 million included a $23.6 million impairment of mineral rights that was driven by the non-renewal of a lease and associated with declining oil and gas prices, and the other $4.0 million was recorded in connection with the write-down of the carrying value of real estate projects where the projected sales proceeds were less than the carrying value.

Accounts Receivable Sales Agreement

Until September 25, 2018, we had been a party to an accounts receivable sales agreement (the “Prior A/R Sales Agreement”), which had been amended periodically, to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement was terminated by either party. On September 29, 2017, the Prior A/R Sales Agreement was amended to, among other things, increase the maximum outstanding balance of receivables available to be sold to $490.0 million. On September 25, 2018, we terminated the Prior A/R Sales Agreement and entered into an agreement for the purchasing and servicing of receivables (the “A/R Sales Agreement”) to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts up to $550.0 million. The A/R Sales Agreement has a one year term and may be terminated early by either party. The terms of the A/R Sales Agreement limit the balance of receivables sold to the amount available to fund such receivables sold and eliminated the receivable for proceeds from the financial institution at any transfer date. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of the activity under the A/R Sales Agreement and the Prior A/R Sales Agreement for the nine months ended June 30, 2019 and June 30, 2018 (in millions):

	Nine Months Ended
	June 30,
	2019	2018
Receivable from financial institution at beginning of fiscal year	$—	$24.9
Receivables sold to the financial institution and derecognized	1,453.5	1,194.2
Receivables collected by financial institution	(1,441.6)	(1,183.2)
Cash paid to (proceeds from) financial institution	(11.9)	(24.0)
Receivable from financial institution at June 30	$—	$11.9

The October 1, 2018 adoption of ASU 2016-15 resulted in a change in classification of proceeds received for beneficial interests obtained from transferring trade receivables in securitization transactions as cash provided by investing activities instead of cash provided by operating activities in the statement of cash flows. Although this aspect of the ASU does not have a material effect on our consolidated financial statements on a prospective basis (from October 1, 2018) because the creation of beneficial interest was eliminated under the terms of the A/R Sales Agreement effective September 25, 2018, we have applied the provisions of this ASU retrospectively to prior years. As a result, cash provided by operating activities for the nine months ended June 30, 2018 decreased by $346.1 million with a corresponding increase to cash provided by investing activities. Based on current rates and levels of receivables sold, the expense recorded in connection with the sale is approximately $4 million per quarter and is recorded in “other (expense) income, net”. The future amount may fluctuate based on the level of activity and other factors. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.
Note 12.	Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for additional information on our debt and interest rates on that debt.

The following table shows the carrying value of the individual components of our debt (in millions):

	June 30, 2019	September 30, 2018
Public bonds due fiscal 2019 to 2022	$509.1	$1,470.9
Public bonds due fiscal 2023 to 2028	3,768.0	2,534.4
Public bonds due fiscal 2029 to 2033	2,200.6	964.1
Public bonds due fiscal 2037 to 2047	179.0	178.5
Term loan facilities	2,506.9	599.4
Revolving credit and swing facilities	405.3	355.0
Receivables-backed financing facility	150.0	—
Commercial paper	445.6	—
Capital lease obligations	188.5	171.0
Supplier financing and commercial card programs	126.8	105.1
International and other debt	58.4	36.8
Total debt	10,538.2	6,415.2
Less: current portion of debt	779.1	740.7
Long-term debt due after one year	$9,759.1	$5,674.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern the maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at June 30, 2019.

The estimated fair value of our debt was approximately $11.0 billion as of June 30, 2019 and $6.4 billion at September 30, 2018. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments or approximates the carrying amount as the variable interest rates reprice frequently at observable current market rates.

Notes Issued

On May 16, 2019, WRKCo issued $500.0 million aggregate principal amount of its 3.90% Senior Notes due 2028 (the “June 2028 Notes”) and $500.0 million aggregate principal amount of its 4.20% Senior Notes due 2032 (the “2032 Notes” and, together with the June 2028 Notes, the “May 2019 Notes”) in a registered offering pursuant to the Company’s automatic shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, (the “Securities Act”), at a discount of approximately $0.1 million and $0.2 million, respectively. In connection with issuing the May 2019 Notes, we recorded debt issuance costs of $4.1 million and $4.1 million, respectively, which are being amortized over the respective terms of the May 2019 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the May 9, 2019 Notes were 4.01% and 4.29%, respectively, at June 30, 2019. The Company, WestRock MWV, LLC (“MWV”) and WestRock RKT, LLC (“RKT” and, together with MWV, the “Subsidiary Guarantors”) have guaranteed WRKCo’s obligations under the May 2019 Notes. We may redeem the May 2019 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the May 2019 Notes were used primarily to repay $600.0 million principal amount of outstanding notes coming due in the next several quarters and reduce outstanding indebtedness under our 3-year delayed draw term loan.

On December 3, 2018, WRKCo issued $750.0 million aggregate principal amount of its 4.65% Senior Notes due 2026 (the “2026 Notes”) and $750.0 million aggregate principal amount of its 4.90% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “December 2018 Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act, at a discount of approximately $1.1 million and $0.4 million, respectively. In connection with issuing the December 2018 Notes, we recorded debt issuance costs of $6.0 million and $6.1 million, respectively, which are being amortized over the respective terms of the December 2018 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the December 2018 Notes were 4.80% and 5.01%, respectively, at June 30, 2019. The Company and the Subsidiary Guarantors have guaranteed WRKCo’s obligations under the December 2018 Notes. We may redeem the 2026 Notes and the 2029 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the December 2018 Notes were used primarily to prepay a portion of the amounts outstanding under our Delayed Draw Credit Facilities (as hereinafter defined).

Exchanged Notes

During the quarter ended March 31, 2019, we conducted offers to exchange WRKCo’s $500.0 million aggregate principal amount of 3.00% Senior Notes due 2024 (the “2024 Notes”), $600.0 million aggregate principal amount of 3.75% Senior Notes due 2025 (the “2025 Notes”), 2026 Notes, $500.0 million aggregate principal amount of 3.375% Senior Notes due 2027 (the “2027 Notes”), $600.0 million aggregate principal amount of 4.00% Senior Notes due 2028 (the “2028 Notes”) and 2029 Notes for new notes of the applicable series with terms substantially identical with the notes of such series that are registered under the Securities Act. As a result of the exchange offer, $490.0 million in aggregate principal amount of the 2024 Notes, $600.0 million in aggregate principal amount of the 2025 Notes, $749.3 million in aggregate principal amount of the 2026 Notes, $491.0 million in aggregate principal amount of the 2027 Notes, $590.0 million in aggregate principal amount of the 2028 Notes and $750.0 million in aggregate principal amount of the 2029 Notes were validly tendered and subsequently exchanged.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Delayed Draw Credit Facilities

On March 7, 2018, we entered into a credit agreement that provided for $3.8 billion of senior unsecured term loans, consisting of a 364-day $300.0 million term loan, a 3-year $1.75 billion term loan and a 5-year $1.75 billion term loan (collectively, the “Delayed Draw Credit Facilities”). On November 2, 2018, in connection with the closing of the KapStone Acquisition, we drew upon the facility in full. The proceeds of the Delayed Draw Credit Facilities and other sources of cash were used to pay the consideration for the KapStone Acquisition, to repay certain existing indebtedness of KapStone and to pay fees and expenses incurred in connection with the KapStone Acquisition. The Delayed Draw Credit Facilities are senior unsecured obligations of WRKCo, as borrower, and each of the Company and the Subsidiary Guarantors, respectively, as guarantors.  Loans under the Delayed Draw Credit Facilities may be prepaid at any time without premium. We recorded debt issuance costs of $7.5 million, which are being amortized over the respective terms of the Delayed Draw Credit Facilities, subject to early prepayment adjustments.

On December 3, 2018, in connection with the issuance of the December 2018 Notes, we repaid the $300.0 million 364-day term loan under the Delayed Draw Credit Facilities, and prepaid $926.5 million of the 3-year term loan and $262.5 million of the 5-year term loan. In the third quarter of fiscal 2019, we prepaid $700.0 million of the 3-year term loan primarily using proceeds from the issuance of the May 2019 Notes. At June 30, 2019, there was $123.4 million outstanding on the 3-year term loan and $1,484.1 million outstanding on the 5-year term loan. On July 30, 2019, we fully repaid all amounts due on the 3-year term loan using proceeds from the issuance of commercial paper.

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

Receivables-Backed Financing Facility

On May 2, 2019, we amended our $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”) to, among other things, extend its maturity date from July 22, 2019 to May 2, 2022. At June 30, 2019 and September 30, 2018, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $621.8 million and $571.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2019 and September 30, 2018 were approximately $1,011.7 million and $887.0 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility agreement. At June 30, 2019, there was $150.0 million outstanding.

European Revolving Credit Facility

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 3-year unsecured U.S. dollar, Euro and Sterling denominated borrowing of not more than €500.0 million and matures on April 27, 2021. At June 30, 2019, we had borrowed $370.0 million under this facility and entered into foreign currency exchange contracts of $371.1 million as an economic hedge for the U.S dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income.

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we were able to issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. On December 7, 2018, we terminated the commercial paper

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

program and established a new unsecured commercial paper program with WRKCo as the issuer. Under the new program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The commercial paper program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our $2.0 billion unsecured revolving credit facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds from issuances of notes under the program were used to repay amounts outstanding under the KapStone securitization facility that were assumed in the KapStone Acquisition and subsequently terminated, and have been, and are expected to continue to be, used for general corporate purposes. At June 30, 2019, there was $445.6 million outstanding and the average borrowing rate was 2.61%. As of June 30, 2019, $250.0 million of the total amount outstanding was classified as long-term debt.

Term Loan

On June 7, 2019, we entered into a $300.0 million credit agreement providing for a 5-year unsecured term loan with Bank of America, N.A., as administrative agent. The facility is scheduled to mature on June 7, 2024. The proceeds from the facility were used to prepay a portion of the amounts outstanding under our 3-year term loan and repay amounts outstanding under our commercial paper program. The applicable interest rate margin was initially 0.825% to 1.750% per annum for LIBOR rate loans and 0.000% to 0.750% per annum for alternate base rate loans, in each case depending on the Leverage Ratio (as defined in the credit agreement) or our corporate credit ratings, whichever yields a lower applicable interest rate margin, at such time. The debt issuance costs, which are being amortized over the term of the credit agreement, were insignificant. At June 30, 2019, there was $300.0 million outstanding.

Brazil Delayed Draw Credit Facilities

On April 10, 2019, we entered into a credit agreement to provide for BRL 750.0 million of senior unsecured term loans with an incremental BRL 250.0 million accordion feature (the “Brazil Delayed Draw Credit Facilities”). The principal can be drawn at any time over the initial 18 months in up to 10 drawdowns of at least BRL 50.0 million each and will be repaid in equal, semiannual installments beginning on April 10, 2021 until the facility matures on April 10, 2024. The proceeds of the Brazil Delayed Draw Credit Facilities are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. The Brazil Delayed Draw Credit Facilities are senior unsecured obligations of Rigesa Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. Loans issued under the Brazil Delayed Draw Credit Facilities will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 1.50%. In addition, we will be required to pay fees of 0.45% on the unused amount of the facility. The debt issuance costs are being amortized over the term of the Brazil Delayed Draw Credit Facilities. At June 30, 2019, there was BRL 125.0 million outstanding.

 As of June 30, 2019, the aggregate maturities of debt, excluding capital lease obligations, for the remainder of the current fiscal year and the succeeding four fiscal years and thereafter were as follows (in millions):

Remaining fiscal 2019	$532.7
Fiscal 2020	117.8
Fiscal 2021	357.4
Fiscal 2022	1,561.4
Fiscal 2023	537.6
Thereafter	7,076.0
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	166.8
Total	$10,349.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of June 30, 2019, the aggregate maturities of capital lease obligations for the remainder of the current fiscal year and the succeeding four fiscal years and thereafter were as follows (in millions):

Remaining fiscal 2019	$1.8
Fiscal 2020	6.6
Fiscal 2021	4.9
Fiscal 2022	3.9
Fiscal 2023	2.0
Thereafter	151.9
Fair value step-up	17.4
Total	$188.5

Note 13.	Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors

The 2024 Notes, the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, the June 2028 Notes, the 2029 Notes and the 2032 Notes (the “Notes”) were issued by WRKCo (the “Issuer”). Upon issuance, the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2028 Notes were fully and unconditionally guaranteed by the Subsidiary Guarantors. On November 2, 2018, in connection with the consummation of the KapStone Acquisition, Whiskey Holdco, Inc. became the direct parent of the Issuer, changed its name to WestRock Company (“Parent”) and fully and unconditionally guaranteed the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2028 Notes. The 2026 Notes, the June 2028 Notes, the 2029 Notes and the 2032 Notes were issued by the Issuer subsequent to the consummation of the KapStone Acquisition and were fully and unconditionally guaranteed at the time of issuance by Parent and the Subsidiary Guarantors. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by Parent and the Subsidiary Guarantors.

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

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial data of the Parent, the Issuer, the Subsidiary Guarantors, the non-guarantor subsidiaries and eliminations. Such financial data include the related Condensed Consolidating Statements of Income for the three and nine months ended June 30, 2019 and June 30, 2018, Condensed Consolidating Balance Sheets as of June 30, 2019 and September 30, 2018 and Condensed Consolidating Statements of Cash Flows for the nine months ended June 30, 2019 and June 30, 2018.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$643.0	$4,676.3	$(629.3)	$4,690.0
Cost of goods sold	—	—	475.6	3,844.9	(619.4)	3,701.1
Selling, general and administrative, excluding intangible amortization	—	(0.4)	26.0	416.8	—	442.4
Selling, general and administrative intangible amortization	—	—	26.1	76.3	—	102.4
Loss on disposal of assets	—	—	0.1	6.4	—	6.5
Multiemployer pension withdrawals	—	—	—	(1.7)	—	(1.7)
Restructuring and other costs	—	1.4	0.1	16.4	—	17.9
Operating profit (loss)	—	(1.0)	115.1	317.2	(9.9)	421.4
Interest expense, net	—	(66.5)	(36.9)	(7.7)	—	(111.1)
Intercompany interest (expense) income, net	—	(2.5)	(33.3)	25.9	9.9	—
Loss on extinguishment of debt	—	(0.8)	(2.3)	(0.1)	—	(3.2)
Pension and other postretirement non- service (expense) income	—	—	(1.4)	20.3	—	18.9
Other (expense) income, net	—	—	(35.2)	38.9	—	3.7
Equity in income of unconsolidated entities	—	—	—	1.7	—	1.7
Equity in income (loss) of consolidated entities	252.6	268.2	(19.5)	—	(501.3)	—
Income before income taxes	252.6	197.4	(13.5)	396.2	(501.3)	331.4
Income tax benefit (expense)	—	17.9	(1.9)	(93.6)	—	(77.6)
Consolidated net income (loss)	252.6	215.3	(15.4)	302.6	(501.3)	253.8
Less: Net income attributable to noncontrolling interests	—	—	—	(1.2)	—	(1.2)
Net income (loss) attributable to common stockholders	$252.6	$215.3	$(15.4)	$301.4	$(501.3)	$252.6
Comprehensive income attributable to common stockholders	$282.7	$244.9	$12.0	$332.2	$(589.1)	$282.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended June 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$1,906.0	$13,648.2	$(1,916.8)	$13,637.4
Cost of goods sold	—	—	1,503.3	11,370.7	(1,906.9)	10,967.1
Selling, general and administrative, excluding intangible amortization	—	—	53.3	1,234.1	—	1,287.4
Selling, general and administrative intangible amortization	—	—	78.4	219.3	—	297.7
Loss (gain) on disposal of assets	—	—	0.1	(37.4)	—	(37.3)
Multiemployer pension withdrawals	—	—	—	(1.7)	—	(1.7)
Land and Development impairments	—	—	—	13.0	—	13.0
Restructuring and other costs	—	5.3	0.2	101.6	—	107.1
Operating profit (loss)	—	(5.3)	270.7	748.6	(9.9)	1,004.1
Interest expense, net	—	(178.5)	(128.8)	(10.0)	—	(317.3)
Intercompany interest income (expense), net	—	1.0	(87.9)	77.0	9.9	—
Loss on extinguishment of debt	—	(2.6)	(1.9)	(0.2)	—	(4.7)
Pension and other postretirement non- service (expense) income	—	—	(4.8)	59.7	—	54.9
Other (expense) income, net	—	(4.0)	(35.6)	37.3	—	(2.3)
Equity in income of unconsolidated entities	—	—	—	8.3	—	8.3
Equity in income of consolidated entities	552.1	664.9	397.8	—	(1,614.8)	—
Income before income taxes	552.1	475.5	409.5	920.7	(1,614.8)	743.0
Income tax benefit (expense)	—	46.9	(3.2)	(231.2)	—	(187.5)
Consolidated net income	552.1	522.4	406.3	689.5	(1,614.8)	555.5
Less: Net income attributable to noncontrolling interests	—	—	—	(3.4)	—	(3.4)
Net income attributable to common stockholders	$552.1	$522.4	$406.3	$686.1	$(1,614.8)	$552.1
Comprehensive income attributable to common stockholders	$552.0	$522.0	$406.5	$686.9	$(1,615.4)	$552.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$673.1	$4,138.2	$(673.8)	$4,137.5
Cost of goods sold	—	—	529.7	3,414.5	(673.8)	3,270.4
Selling, general and administrative, excluding intangible amortization	—	—	20.9	359.8	—	380.7
Selling, general and administrative intangible amortization	—	—	26.1	49.5	—	75.6
Loss on disposal of assets	—	—	—	2.7	—	2.7
Multiemployer pension withdrawal	—	—	—	4.2	—	4.2
Land and Development impairments	—	—	—	1.7	—	1.7
Restructuring and other costs	—	3.0	0.1	14.0	—	17.1
Operating profit (loss)	—	(3.0)	96.3	291.8	—	385.1
Interest expense, net	(0.6)	(21.6)	(43.0)	(11.5)	—	(76.7)
Intercompany interest income (expense), net	—	8.5	(19.7)	11.2	—	—
Gain (loss) on extinguishment of debt	—	—	1.0	(0.1)	—	0.9
Pension and other postretirement non- service income	—	—	—	21.3	—	21.3
Other (expense) income, net	—	(0.3)	(8.9)	18.9	—	9.7
Equity in income of unconsolidated entities	—	—	5.0	10.5	—	15.5
Equity in income of consolidated entities	—	281.7	159.3	—	(441.0)	—
Income (loss) before income taxes	(0.6)	265.3	190.0	342.1	(441.0)	355.8
Income tax benefit (expense)	—	3.5	(4.9)	(83.1)	—	(84.5)
Consolidated net income (loss)	(0.6)	268.8	185.1	259.0	(441.0)	271.3
Less: Net income attributable to noncontrolling interests	—	—	—	(3.1)	—	(3.1)
Net income (loss) attributable to common stockholders	$(0.6)	$268.8	$185.1	$255.9	$(441.0)	$268.2
Comprehensive income (loss) attributable to common stockholders	$(0.6)	$36.2	$(38.2)	$23.1	$15.1	$35.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended June 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$1,916.9	$12,096.2	$(1,964.6)	$12,048.5
Cost of goods sold	—	—	1,489.3	10,093.8	(1,964.6)	9,618.5
Selling, general and administrative, excluding intangible amortization	—	0.4	70.2	1,086.7	—	1,157.3
Selling, general and administrative intangible amortization	—	—	78.2	145.1	—	223.3
Loss on disposal of assets	—	—	0.1	6.5	—	6.6
Multiemployer pension withdrawal	—	6.5	12.5	165.2	—	184.2
Land and Development impairments	—	—	—	29.3	—	29.3
Restructuring and other costs	—	6.3	5.4	53.4	—	65.1
Operating profit (loss)	—	(13.2)	261.2	516.2	—	764.2
Interest expense, net	(0.7)	(65.5)	(130.7)	(22.9)	—	(219.8)
Intercompany interest income (expense), net	—	20.3	(52.0)	31.7	—	—
(Loss) gain on extinguishment of debt	—	(1.6)	1.9	(0.3)	—	—
Pension and other postretirement non- service (expense) income	—	—	(0.3)	70.8	—	70.5
Other income (expense), net	—	0.7	(4.6)	17.2	—	13.3
Equity in income of unconsolidated entities	—	—	7.5	23.7	—	31.2
Equity in income of consolidated entities	—	1,676.1	1,182.4	—	(2,858.5)	—
Income (loss) before income taxes	(0.7)	1,616.8	1,265.4	636.4	(2,858.5)	659.4
Income tax benefit	—	10.4	119.5	840.0	—	969.9
Consolidated net income (loss)	(0.7)	1,627.2	1,384.9	1,476.4	(2,858.5)	1,629.3
Less: Net income attributable to noncontrolling interests	—	—	—	(2.8)	—	(2.8)
Net income (loss) attributable to common stockholders	$(0.7)	$1,627.2	$1,384.9	$1,473.6	$(2,858.5)	$1,626.5
Comprehensive income (loss) attributable to common stockholders	$(0.7)	$1,410.2	$1,191.3	$1,256.7	$(2,448.0)	$1,409.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$12.5	$166.6	$—	$179.1
Accounts receivable	—	—	25.8	2,404.8	(32.5)	2,398.1
Inventories	—	—	241.6	1,832.6	—	2,074.2
Other current assets	0.1	0.7	6.7	508.2	—	515.7
Intercompany receivables	—	654.7	—	592.8	(1,247.5)	—
Assets held for sale	—	—	—	26.6	—	26.6
Total current assets	0.1	655.4	286.6	5,531.6	(1,280.0)	5,193.7
Property, plant and equipment, net	—	—	19.2	11,150.1	—	11,169.3
Goodwill	—	—	1,151.4	6,170.5	—	7,321.9
Intangibles, net	—	—	1,511.0	2,663.8	—	4,174.8
Restricted assets held by special purpose entities	—	—	—	1,276.0	—	1,276.0
Prepaid pension asset	—	—	—	463.3	—	463.3
Intercompany notes receivable	—	155.0	175.5	3,026.8	(3,357.3)	—
Investments in consolidated subsidiaries	12,036.8	18,366.0	20,055.3	—	(50,458.1)	—
Other assets	—	15.0	190.4	1,018.5	(10.8)	1,213.1
Total Assets	$12,036.9	$19,191.4	$23,389.4	$31,300.6	$(55,106.2)	$30,812.1

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$354.3	$110.3	$314.5	$—	$779.1
Accounts payable	—	1.0	32.9	1,705.4	(32.5)	1,706.8
Accrued compensation and benefits	0.1	—	10.1	417.6	—	427.8
Other current liabilities	—	47.3	129.0	500.5	—	676.8
Intercompany payables	209.1	—	1,038.4	—	(1,247.5)	—
Total current liabilities	209.2	402.6	1,320.7	2,938.0	(1,280.0)	3,590.5
Long-term debt due after one year	—	6,694.1	1,986.5	1,078.5	—	9,759.1
Intercompany notes payable	—	636.3	2,390.5	330.5	(3,357.3)	—
Pension liabilities, net of current portion	—	—	135.1	110.9	—	246.0
Postretirement benefit liabilities, net of current portion	—	—	27.8	114.7	—	142.5
Non-recourse liabilities held by special purpose entities	—	—	—	1,147.4	—	1,147.4
Deferred income taxes	—	—	255.5	2,721.1	(10.8)	2,965.8
Other long-term liabilities	—	14.6	133.4	968.2	—	1,116.2
Redeemable noncontrolling interests	—	—	—	3.3	—	3.3
Total stockholders’ equity	11,827.7	11,443.8	17,139.9	21,874.4	(50,458.1)	11,827.7
Noncontrolling interests	—	—	—	13.6	—	13.6
Total equity	11,827.7	11,443.8	17,139.9	21,888.0	(50,458.1)	11,841.3
Total Liabilities and Equity	$12,036.9	$19,191.4	$23,389.4	$31,300.6	$(55,106.2)	$30,812.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$490.8	$145.8	$—	$636.8
Accounts receivable	—	0.1	196.5	1,840.2	(26.1)	2,010.7
Inventories	—	—	233.4	1,596.2	—	1,829.6
Other current assets	—	0.4	17.2	230.9	—	248.5
Intercompany receivables	—	27.7	269.8	792.8	(1,090.3)	—
Assets held for sale	—	—	—	59.5	—	59.5
Total current assets	—	28.4	1,207.7	4,665.4	(1,116.4)	4,785.1
Property, plant and equipment, net	—	—	21.3	9,061.2	—	9,082.5
Goodwill	—	—	1,151.3	4,426.3	—	5,577.6
Intangibles, net	—	—	1,589.4	1,532.6	—	3,122.0
Restricted assets held by special purpose entities	—	—	—	1,281.0	—	1,281.0
Prepaid pension asset	—	—	—	420.0	—	420.0
Intercompany notes receivable	—	884.2	33.1	2,865.4	(3,782.7)	—
Investments in consolidated subsidiaries	—	13,260.3	15,066.3	—	(28,326.6)	—
Other assets	3.4	12.4	172.8	910.8	(7.1)	1,092.3
Total Assets	$3.4	$14,185.3	$19,241.9	$25,162.7	$(33,232.8)	$25,360.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$609.5	$131.2	$—	$740.7
Accounts payable	—	0.8	40.3	1,701.8	(26.1)	1,716.8
Accrued compensation and benefits	—	0.2	10.7	388.4	—	399.3
Other current liabilities	—	3.2	77.7	395.6	—	476.5
Intercompany payables	13.0	506.6	570.4	0.3	(1,090.3)	—
Total current liabilities	13.0	510.8	1,308.6	2,617.3	(1,116.4)	3,333.3
Long-term debt due after one year	—	2,179.4	2,460.1	1,035.0	—	5,674.5
Intercompany notes payable	—	—	2,865.4	917.3	(3,782.7)	—
Pension liabilities, net of current portion	—	—	135.9	125.4	—	261.3
Postretirement benefit liabilities, net of current portion	—	—	28.1	106.7	—	134.8
Non-recourse liabilities held by special purpose entities	—	—	—	1,153.7	—	1,153.7
Deferred income taxes	—	—	291.0	2,037.6	(7.1)	2,321.5
Other long-term liabilities	—	16.1	106.2	872.5	—	994.8
Redeemable noncontrolling interests	—	—	—	4.2	—	4.2
Total stockholders’ equity	(9.6)	11,479.0	12,046.6	16,280.0	(28,326.6)	11,469.4
Noncontrolling interests	—	—	—	13.0	—	13.0
Total equity	(9.6)	11,479.0	12,046.6	16,293.0	(28,326.6)	11,482.4
Total Liabilities and Equity	$3.4	$14,185.3	$19,241.9	$25,162.7	$(33,232.8)	$25,360.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$430.7	$(512.4)	$445.9	$1,035.4	$—	$1,399.6
Investing activities:
Capital expenditures	—	—	(2.5)	(974.3)	—	(976.8)
Cash paid related to business combinations, net of cash acquired	—	—	—	(3,368.3)	—	(3,368.3)
Investment in unconsolidated entities equipment	—	—	—	(10.4)	—	(10.4)
Proceeds from sale of property, plant and equipment	—	—	—	108.3	—	108.3
Proceeds from property, plant and equipment insurance settlement	—	—	—	16.5	—	16.5
Intercompany notes issued	—	—	(0.1)	(75.7)	75.8	—
Intercompany notes proceeds	—	9.2	4.3	3,870.2	(3,883.7)	—
Intercompany capital investment	(563.0)	(563.0)	—	—	1,126.0	—
Other	—	—	28.2	1.8	—	30.0
Net cash (used for) provided by investing activities	(563.0)	(553.8)	29.9	(431.9)	(2,681.9)	(4,200.7)
Financing activities:
Proceeds from issuance of notes	—	2,498.2	—	—	—	2,498.2
Additions to revolving credit facilities	—	35.3	—	12.4	—	47.7
Additions to debt	—	4,101.8	(1.0)	340.2	—	4,441.0
Repayments of debt	—	(2,187.1)	(958.6)	(1,519.3)	—	(4,665.0)
Changes in commercial paper, net	—	445.6	—	—	—	445.6
Other financing additions	—	—	—	13.2	—	13.2
Issuances of common stock, net of related minimum tax withholdings	8.6	—	—	—	—	8.6
Purchases of common stock	(88.6)	—	—	—	—	(88.6)
Cash dividends paid to stockholders	(350.7)	—	—	—	—	(350.7)
Cash distributions paid to noncontrolling interests	—	—	—	(3.4)	—	(3.4)
Intercompany notes borrowing	—	—	75.7	0.1	(75.8)	—
Intercompany notes payments	—	(3,800.0)	(70.2)	(13.5)	3,883.7	—
Intercompany capital receipt	563.0	—	—	563.0	(1,126.0)	—
Other	—	(27.8)	—	20.7	—	(7.1)
Net cash provided by (used for) financing activities	132.3	1,066.0	(954.1)	(586.6)	2,681.9	2,339.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	3.9	—	3.9
(Decrease) increase in cash, cash equivalents and restricted cash	—	(0.2)	(478.3)	20.8	—	(457.7)
Cash, cash equivalents and restricted cash at beginning of period	—	0.2	490.8	145.8	—	636.8
Cash, cash equivalents and restricted cash at end of period	$—	$0.0	$12.5	$166.6	$—	$179.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The condensed consolidating statements of cash flows for the nine months ended June 30, 2019 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Nine Months Ended June 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Intercompany receivables	$(140.9)	$—	$—	$—	$140.9	$—
Intercompany payables	$—	$—	$—	$140.9	$(140.9)	$—

Investing activities:
Intercompany capital investment	$(10,396.2)	$(5,895.5)	$(6,880.5)	$—	$23,172.2	$—
Intercompany return of capital	$606.7	$1,479.6	$1,021.4	$—	$(3,107.7)	$—
Intercompany notes issued	$—	$(3,800.0)	$(4,666.4)	$(8,715.4)	$17,181.8	$—
Intercompany notes proceeds	$—	$4,519.8	$4,519.8	$4,759.6	$(13,799.2)	$—

Financing activities:
Intercompany capital receipt	$—	$10,396.2	$5,413.7	$7,362.3	$(23,172.2)	$—
Intercompany capital distribution	$(563.0)	$(606.7)	$(457.5)	$(1,480.5)	$3,107.7	$—
Intercompany notes borrowing	$—	$4,436.3	$479.1	$12,266.4	$(17,181.8)	$—
Intercompany notes payments	$—	$—	$(959.6)	$(12,839.6)	$13,799.2	$—
Intercompany dividends paid	$—	$—	$(302.2)	$(1,419.6)	$1,721.8	$—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by operating activities	$4.0	$359.2	$67.2	$733.5	$(28.3)	$1,135.6
Investing activities:
Capital expenditures	—	—	(4.4)	(661.1)	—	(665.5)
Cash paid related to business combinations, net of cash acquired	—	—	—	(188.2)	—	(188.2)
Cash receipts on sold trade receivables	—	—	—	346.1	—	346.1
Investment in unconsolidated entities	—	—	—	(111.1)	—	(111.1)
Proceeds from sale of property, plant and equipment	—	—	—	22.4	—	22.4
Proceeds from property, plant and equipment insurance settlement	—	—	—	6.2	—	6.2
Intercompany notes issued	—	—	(1.4)	—	1.4	—
Intercompany notes proceeds	—	—	3.9	—	(3.9)	—
Intercompany return of capital	—	—	82.6	—	(82.6)	—
Other	—	—	32.3	14.0	—	46.3
Net cash provided by (used for) investing activities	—	—	113.0	(571.7)	(85.1)	(543.8)
Financing activities:
Proceeds from issuance of notes	—	1,197.3	—	—	—	1,197.3
(Repayments) additions to revolving credit facilities	—	(106.7)	—	107.0	—	0.3
Additions to debt	—	2.7	—	851.4	—	854.1
Repayments of debt	—	(1,025.2)	(22.5)	(975.0)	—	(2,022.7)
Other financing repayments	—	—	(7.3)	(13.0)	—	(20.3)
Issuances of common stock, net of related minimum tax withholdings	—	23.2	—	—	—	23.2
Purchases of common stock	—	(100.8)	—	—	—	(100.8)
Cash dividends paid to stockholders	—	(329.7)	—	—	—	(329.7)
Cash distributions paid to noncontrolling interests	—	—	—	(26.6)	—	(26.6)
Intercompany notes borrowing	—	—	—	1.4	(1.4)	—
Intercompany notes payments	—	—	—	(3.9)	3.9	—
Intercompany capital distribution	—	—	—	(82.6)	82.6	—
Intercompany dividends	—	—	—	(28.3)	28.3	—
Other	(4.0)	(20.0)	—	30.0	—	6.0
Net cash used for financing activities	(4.0)	(359.2)	(29.8)	(139.6)	113.4	(419.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(0.1)	(23.9)	—	(24.0)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	150.3	(1.7)	—	148.6
Cash, cash equivalents and restricted cash at beginning of period	—	—	43.3	260.7	—	304.0
Cash, cash equivalents and restricted cash at end of period	$—	$—	$193.6	$259.0	$—	$452.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The condensed consolidating statements of cash flows for the nine months ended June 30, 2018 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Nine Months Ended June 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Investing activities:
Intercompany capital investment	$—	$(755.3)	$(335.3)	$—	$1,090.6	$—
Intercompany return of capital	$—	$1,356.3	$766.0	$—	$(2,122.3)	$—
Intercompany notes issued	$—	$—	$—	$(392.1)	$392.1	$—
Intercompany notes proceeds	$—	$—	$—	$83.0	$(83.0)	$—

Financing activities:
Intercompany capital receipt	$—	$—	$736.9	$353.7	$(1,090.6)	$—
Intercompany capital distribution	$—	$—	$(1,356.3)	$(766.0)	$2,122.3	$—
Intercompany notes borrowing	$—	$—	$392.1	$—	$(392.1)	$—
Intercompany notes payments	$—	$(69.0)	$(14.0)	$—	$83.0	$—
Intercompany dividends paid	$—	$—	$—	$(285.9)	$285.9	$—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14.	Commitments and Contingencies

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

We have been named as a potentially responsible party (“PRP”) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Many of these proceedings involve the cleanup of hazardous substances at landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, liability for CERCLA cleanups is typically shared with other PRPs, and costs are commonly allocated according to relative amounts of waste deposited and other factors. There are other remediation costs typically associated with the cleanup of hazardous substances at our current, closed or formerly-owned facilities, and recorded as liabilities in our balance sheet. Remediation costs are recorded in our financial statements when they become probable and reasonably estimable.

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

See “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for information related to environmental matters.

As of June 30, 2019, we had $10.7 million reserved for environmental liabilities on an undiscounted basis, of which $6.5 million is included in other long-term liabilities and $4.2 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at June 30, 2019.

Litigation

A lawsuit filed in the U.S. District Court of the Northern District of Illinois in 2010 alleges that certain named defendants violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard and products containing containerboard from February 15, 2004 through November 8, 2010. WestRock CP, LLC, as the successor to Smurfit-Stone, is a named defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the plaintiffs’ motion for class certification. On January 9, 2017, the defendants filed individual and joint Motions for Summary Judgment in the District Court. On August 3, 2017, the District Court granted our Motion for Summary Judgment and entered a judgment in our favor with respect to all claims against us. The U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision on December 7, 2018. Plaintiff’s time to appeal this affirmation expired on March 7, 2019. Accordingly, the Order of the District Court granting summary judgment and our complete dismissal became final. Additionally, the District Court ordered entry of the stipulation of the parties requiring the plaintiffs to reimburse us for costs of approximately $0.1 million.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2019, there were approximately 800 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and certain other agreements. We estimate our exposure to these matters could be approximately $50 million. As of June 30, 2019, we had recorded $11.8 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.
Note 15.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the nine months ended June 30, 2019, we repurchased approximately 2.1 million shares of Common Stock for an aggregate cost of $88.6 million. In the nine months ended June 30, 2018, we repurchased approximately 1.7 million shares of Common Stock for an aggregate cost of $100.8 million. As of June 30, 2019, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended June 30, 2019 and June 30, 2018 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2018	$(0.2)	$(465.9)	$(229.2)	$(695.3)
Other comprehensive loss before reclassifications	—	—	(13.7)	(13.7)
Amounts reclassified from accumulated other comprehensive loss	—	13.6	—	13.6
Net current period other comprehensive income (loss)	—	13.6	(13.7)	(0.1)
Balance at June 30, 2019	$(0.2)	$(452.3)	$(242.9)	$(695.4)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1) All amounts are net of tax and noncontrolling interests.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Available for Sale Security	Total (1)
Balance at September 30, 2017	$(0.7)	$(462.5)	$5.2	$0.7	$(457.3)
Other comprehensive (loss) income before reclassifications	—	(3.1)	(225.3)	0.8	(227.6)
Amounts reclassified from accumulated other comprehensive loss (income)	0.5	11.6	—	(1.5)	10.6
Net current period other comprehensive income (loss)	0.5	8.5	(225.3)	(0.7)	(217.0)
Balance at June 30, 2018	$(0.2)	$(454.0)	$(220.1)	$—	$(674.3)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 25% to 26% for the nine months ended June 30, 2019 and 28% to 29% for the nine months ended June 30, 2018. Although we are impacted by the exchange rates of a number of currencies, foreign currency translation losses recorded in accumulated other comprehensive loss for the nine months ended June 30, 2019 were primarily due to losses in the Canadian dollar, Mexican Peso, British Pound and Euro, partially offset by changes in the Brazilian Real exchange rate, each against the U.S. dollar. Foreign currency translation losses recorded in accumulated other comprehensive loss for the nine months ended June 30, 2018 were primarily due to losses in the Brazilian Real, Canadian dollar, Mexican Peso, Euro, British Pound and Australian dollar, each against the U.S. dollar.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(5.9)	$1.5	$(4.4)	$(6.8)	$1.9	$(4.9)
Prior service costs (2)	(0.5)	0.1	(0.4)	(0.3)	0.1	(0.2)
Subtotal defined benefit plans	(6.4)	1.6	(4.8)	(7.1)	2.0	(5.1)

Total reclassifications for the period	$(6.4)	$1.6	$(4.8)	$(7.1)	$2.0	$(5.1)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended			Nine Months Ended
	June 30, 2019			June 30, 2018
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(16.6)	$4.3	$(12.3)	$(15.7)	$4.3	$(11.4)
Prior service costs (2)	(1.7)	0.4	(1.3)	(0.3)	0.1	(0.2)
Subtotal defined benefit plans	(18.3)	4.7	(13.6)	(16.0)	4.4	(11.6)

Available for sale security (3)	—	—	—	1.5	—	1.5

Derivative Instruments: (1)
Foreign currency cash flow hedges (4)	—	—	—	(0.7)	0.2	(0.5)
Total reclassifications for the period	$(18.3)	$4.7	$(13.6)	$(15.2)	$4.6	$(10.6)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.

(3)  Included in other income (expense), net.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$252.6	$268.2	$552.1	$1,626.5
Less: Distributed and undistributed income available to participating securities	—	—	—	(0.2)
Distributed and undistributed income available to common stockholders	$252.6	$268.2	$552.1	$1,626.3

Denominator:
Basic weighted average shares outstanding	257.3	256.1	256.2	255.7
Effect of dilutive stock options and non- participating securities	1.3	4.5	2.9	4.3
Diluted weighted average shares outstanding	258.6	260.6	259.1	260.0

Basic earnings per share attributable to common stockholders	$0.98	$1.05	$2.15	$6.36
Diluted earnings per share attributable to common stockholders	$0.98	$1.03	$2.13	$6.25

Approximately 1.4 million and 0.1 million awards in the three months ended June 30, 2019 and June 30, 2018, respectively, were not included in computing diluted earnings per share because the effect would have been

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

antidilutive. Approximately 1.3 million and 0.1 million awards in the nine months ended June 30, 2019 and June 30, 2018, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2018, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of Exhibit 99.1 our May 9, 2019 Form 8-K. The following discussion includes certain non-GAAP financial measures. See our reconciliations of non-GAAP financial measures in the “Non-GAAP Financial Measures” section below.

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

Presentation

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. Effective in the first quarter of fiscal 2019, we aligned our financial results for all periods presented to move our merchandising displays operations from our Consumer Packaging segment to our Corrugated Packaging segment and to allocate certain previously non-allocated costs and certain pension and other postretirement non-service income to our reportable segments. Separately, in the first quarter of fiscal 2019, we began conducting our recycling operations primarily as a procurement function. Since then, recycling net sales have not been recorded and the margin from the operations has reduced cost of goods sold. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income. In addition, see “Note 1. Basis of Presentation and Significant Accounting Policies—Basis of Presentation” for more information.

WRKCo was the accounting acquirer in the KapStone Acquisition; therefore, the historical consolidated financial statements of WRKCo for periods prior to November 2, 2018 (including the nine months ended June 30, 2018) are also considered to be the historical financial statements of the Company.

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

On September 4, 2018, we completed the acquisition of Schlüter Print Pharma Packaging (“Schlüter”). Schlüter is a leading provider of differentiated paper and packaging solutions and a German-based supplier of a full range of leaflets and booklets. The acquisition has further enhanced our pharmaceutical and automotive platform and expanded our geographical footprint in Europe to better serve our customers. We have included the financial results of the acquired operations in our Consumer Packaging segment since the date of the acquisition.

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

See “Note 2. Mergers, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K and “Note 3. Acquisitions” of the Notes to Condensed Consolidated Financial Statements for more information.

Executive Summary

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2019	2018	2019	2018

Net sales	$4,690.0	$4,137.5	$13,637.4	$12,048.5
Segment income	$485.3	$457.9	$1,205.7	$1,194.8

Net sales of $4,690.0 million for the third quarter of fiscal 2019 increased $552.5 million, or 13.4%, compared to the third quarter of fiscal 2018. The increase was primarily due to the KapStone Acquisition and higher selling price/mix in our Corrugated Packaging and Consumer Packaging segments. These increases were partially offset by the absence of recycling net sales in fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019, lower volumes and unfavorable foreign currency impacts across our segments compared to the prior year quarter.

Segment income increased $27.4 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, primarily due to increased Corrugated Packaging segment income partially offset by lower Consumer Packaging and Land and Development segment income. The impact of the contribution from the acquired KapStone operations, higher selling price/mix across our segments and productivity improvements was largely offset by lower volumes across our segments, economic downtime, cost inflation, increased maintenance and scheduled strategic outage expense (including the project at our Covington, VA mill) and lower Land and Development segment income due to sales winding down. We experienced higher levels of cost inflation in both our Corrugated Packaging and Consumer Packaging segments during the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018 that were partially offset by recovered fiber, chemical and energy deflation. The primary inflationary items were virgin fiber, freight, and wage and other costs. A detailed review of our performance appears below under “Results of Operations (Consolidated)” and “Results of Operations (Segment Data)”.

We believe that we are performing well as we proactively respond to a changing industry landscape characterized by the challenges of additional new paper capacity combined with softer demand in some markets.

In our Corrugated Packaging segment, during the third quarter of fiscal 2019, we reduced containerboard and kraft paper production by taking approximately 259,000 tons of downtime including 94,000 tons attributable to planned maintenance and 165,000 tons of economic downtime. Our inventories are now in a range that will allow us to efficiently operate our system.  We expect to continue to match our production to our customers’ demand. The integration rate within our Corrugated Packaging segment was 80% during the third quarter of fiscal 2019 and we are now targeting a 90% integration rate over the next several years. We continue to invest in strategic capital projects within the Corrugated Packaging segment – for example, the new paper machine at our Florence, SC mill is scheduled to start up during the first half of calendar 2020 and the upgrade of our mill located in Tres Barras, Brazil is expected to be completed in the first half of calendar 2021.

We believe that we have made significant progress integrating KapStone’s operations into our management and operating structures, and we expect to realize more than $200 million in run-rate synergies and performance improvements by the end of fiscal 2021.

In our Consumer Packaging segment, during the third quarter of fiscal 2019, we completed strategic capital and maintenance outages at our mills located in Cottonton, AL (Mahrt), Demopolis, AL and Covington, VA. With the completion of these projects, we expect our supply chain to stabilize and to see earnings improvement within the Consumer Packaging segment during the fourth quarter of fiscal 2019. Sustainable packaging and plastic replacements are generating significant market demand and interest. Our Consumer Packaging segment has projects with customers to replace plastics with fiber-based packaging and we expect to reach a $100 million annualized run rate related to these projects by the end of fiscal 2019.

For the fourth quarter of fiscal 2019, we expect:

•

higher sequential seasonal volumes across both segments to be more than offset by the flow through of previously published containerboard and kraft paper price declines and lower containerboard export prices;

•	to benefit from sequential cost deflation driven by declines in virgin fiber costs, freight costs, recycled fiber and seasonally lower energy costs; and
•	to benefit from lower scheduled mill outages and seasonal productivity improvements.

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

Earnings per diluted share were $0.98 in the third quarter of fiscal 2019 compared to $1.03 in the third quarter of fiscal 2018. Adjusted Earnings Per Diluted Share were $1.11 and $1.09 in the third quarter of fiscal 2019 and 2018, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Earnings per diluted share	$0.98	$1.03	$2.13	$6.25
Restructuring and other items	0.05	0.05	0.36	0.19
Multiemployer pension withdrawals	—	0.01	—	0.52
Direct expenses from Hurricane Michael, net of related proceeds	0.01	—	0.13	—
Inventory stepped-up in purchase accounting, net of LIFO	—	—	0.07	—
Loss (gain) on sale of certain closed facilities	0.01	—	(0.14)	—
Accelerated depreciation on major capital projects and certain plant closures	0.03	0.02	0.08	0.05
Interest accretion and other	—	—	(0.02)	—
Losses at closed plants, transition and start-up costs	0.03	—	0.04	0.05
Land and Development impairment and operating results (1)	(0.01)	(0.02)	0.03	0.01
Loss on extinguishment of debt	0.01	—	0.02	—
Impact of Tax Cuts and Jobs Act	—	0.02	0.02	(4.29)
Consumer Packaging segment acquisition reserve adjustment	—	—	—	(0.03)
Acquisition bridge and other financing fees	—	—	—	0.03
Gain on sale of waste services	—	(0.03)	—	(0.03)
Other	—	0.01	0.02	0.04
Adjusted Earnings Per Diluted Share	$1.11	$1.09	$2.74	$2.79

(1)	Includes a $13.0 million and $23.6 million impairment of mineral rights in the nine months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30, 2019
	Pre-Tax	Tax	Net of Tax

GAAP Results	$331.4	$(77.6)	$253.8
Restructuring and other items	17.9	(4.0)	13.9
Direct expenses from Hurricane Michael, net of related proceeds	3.6	(0.9)	2.7
Loss on sale of certain closed facilities	2.7	(0.7)	2.0
Accelerated depreciation on major capital projects and certain plant closures	9.4	(2.3)	7.1
Losses at closed plants, transition and start-up costs	8.6	(2.7)	5.9
Gain on extinguishment of debt	3.2	(0.7)	2.5
Land and Development impairment and operating results	(1.6)	0.4	(1.2)
Other	1.5	(0.4)	1.1
Adjusted Results	$376.7	$(88.9)	$287.8
Noncontrolling interests			(1.2)
Adjusted Net Income			$286.6

	Nine Months Ended June 30, 2019
	Pre-Tax	Tax	Net of Tax

GAAP Results	$743.0	$(187.5)	$555.5
Restructuring and other items	107.1	(12.9)	94.2
Direct expenses from Hurricane Michael, net of related proceeds	42.3	(10.4)	31.9
Inventory stepped-up in purchase accounting, net of LIFO	24.7	(6.0)	18.7
Gain on sale of certain closed facilities	(47.8)	11.7	(36.1)
Accelerated depreciation on major capital projects and certain plant closures	27.0	(6.8)	20.2
Interest accretion and other	(5.5)	1.3	(4.2)
Losses at closed plants, transition and start-up costs	15.4	(4.6)	10.8
Loss on extinguishment of debt	4.7	(1.1)	3.6
Land and Development impairment and operating results (1)	10.2	(2.5)	7.7
Impact of Tax Cuts and Jobs Act	—	4.1	4.1
Other	8.0	(1.9)	6.1
Adjusted Results	$929.1	$(216.6)	$712.5
Noncontrolling interests			(3.4)
Adjusted Net Income			$709.1

(1)Includes a $13.0 million impairment of mineral rights in the nine months ended

June 30, 2019.

	Three Months Ended June 30, 2018
	Pre-Tax	Tax	Net of Tax

GAAP Results	$355.8	$(84.5)	$271.3
Impact of Tax Cuts and Jobs Act	—	4.1	4.1
Multiemployer pension withdrawal	4.2	(1.1)	3.1
Restructuring and other items	17.1	(4.4)	12.7
Land and Development impairment and operating results	(5.8)	1.6	(4.2)
Losses at closed plants and transition costs	0.8	(0.2)	0.6
Accelerated depreciation on major capital projects	6.8	(1.9)	4.9
Gain on extinguishment of debt	(0.9)	0.2	(0.7)
Gain on sale of waste services	(12.3)	3.7	(8.6)
Other	5.2	(0.8)	4.4
Adjusted Results	$370.9	$(83.3)	$287.6
Noncontrolling interests			(3.1)
Adjusted Net Income			$284.5

	Nine Months Ended June 30, 2018
	Pre-Tax	Tax	Net of Tax

GAAP Results	$659.4	$969.9	$1,629.3
Impact of Tax Cuts and Jobs Act	—	(1,114.3)	(1,114.3)
Multiemployer pension withdrawals	183.3	(47.7)	135.6
Restructuring and other items	65.1	(16.6)	48.5
Inventory stepped-up in purchase accounting, net of LIFO	1.0	(0.3)	0.7
Land and Development impairments and operating results (1)	3.5	(0.6)	2.9
Losses at closed plants and transition costs	18.1	(4.7)	13.4
Accelerated depreciation on major capital projects	19.2	(5.3)	13.9
Consumer Packaging segment acquisition reserve adjustment	(10.0)	2.6	(7.4)
Acquisition bridge and other financing fees	10.1	(2.6)	7.5
Gain on sale of waste services	(12.3)	3.7	(8.6)
Other	9.3	(1.7)	7.6
Adjusted Results	$946.7	$(217.6)	$729.1
Noncontrolling interests			(2.8)
Adjusted Net Income			$726.3

(1)Includes a $23.6 million impairment of mineral rights in the nine months ended

June 30, 2018.

We discuss certain of these charges in more detail in “Note 4. Restructuring and Other Costs”, “Note 5. Retirement Plans” and “Note 6. Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and nine months ended June 30, 2019 and June 30, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$4,690.0	$4,137.5	$13,637.4	$12,048.5
Cost of goods sold	3,701.1	3,270.4	10,967.1	9,618.5
Selling, general and administrative expenses, excluding intangible amortization	442.4	380.7	1,287.4	1,157.3
Selling, general and administrative intangible amortization	102.4	75.6	297.7	223.3
Loss (gain) on disposal of assets	6.5	2.7	(37.3)	6.6
Multiemployer pension withdrawals	(1.7)	4.2	(1.7)	184.2
Land and Development impairments	—	1.7	13.0	29.3
Restructuring and other costs	17.9	17.1	107.1	65.1
Operating profit	421.4	385.1	1,004.1	764.2
Interest expense, net	(111.1)	(76.7)	(317.3)	(219.8)
(Loss) gain on extinguishment of debt	(3.2)	0.9	(4.7)	—
Pension and other postretirement non-service income	18.9	21.3	54.9	70.5
Other income (expense), net	3.7	9.7	(2.3)	13.3
Equity in income of unconsolidated entities	1.7	15.5	8.3	31.2
Income before income taxes	331.4	355.8	743.0	659.4
Income tax (expense) benefit	(77.6)	(84.5)	(187.5)	969.9
Consolidated net income	253.8	271.3	555.5	1,629.3
Less: Net income attributable to noncontrolling interests	(1.2)	(3.1)	(3.4)	(2.8)
Net income attributable to common stockholders	$252.6	$268.2	$552.1	$1,626.5

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2018	$3,894.0	$4,017.0	$4,137.5	$12,048.5	$4,236.6	$16,285.1
Fiscal 2019	$4,327.4	$4,620.0	$4,690.0	$13,637.4
% Change	11.1%	15.0%	13.4%	13.2%

Net sales in the third quarter of fiscal 2019 increased $552.5 million compared to the third quarter of fiscal 2018. The increase was primarily due to the KapStone Acquisition and higher selling price/mix in our Corrugated Packaging and Consumer Packaging segments. These increases were partially offset by the absence of recycling net sales in fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019, lower volumes and unfavorable foreign currency impacts across our segments compared to the prior year quarter.

Similarly, net sales in the nine months ended June 30, 2019 increased $1,588.9 million compared to the nine months ended June 30, 2018. We discuss our segment sales in greater detail below in “Results of Operations (Segment Data)”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2018	$3,120.5	$3,227.6	$3,270.4	$9,618.5	$3,304.6	$12,923.1
(% of Net Sales)	80.1%	80.3%	79.0%	79.8%	78.0%	79.4%

Fiscal 2019	$3,545.6	$3,720.4	$3,701.1	$10,967.1
(% of Net Sales)	81.9%	80.5%	78.9%	80.4%

The increase in cost of goods sold in the third quarter of fiscal 2019 and the nine months ended June 30, 2019 compared to the prior year periods was primarily due to increased net sales associated with the impact of acquisitions (primarily the KapStone Acquisition), higher levels of cost inflation and other items. These factors were partially offset by lower recovered fiber costs and productivity improvements. We discuss these items in greater detail below in “Results of Operations (Segment Data)”. In the three and nine months ended June 30, 2019, we received $30.0 million and $110.0 million of insurance proceeds related primarily to the Panama City mill that were recorded as a reduction of cost of goods sold. See “Hurricane Michael” below for additional information.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2018	$380.8	$395.8	$380.7	$1,157.3	$389.3	$1,546.6
(% of Net Sales)	9.8%	9.9%	9.2%	9.6%	9.2%	9.5%

Fiscal 2019	$400.9	$444.1	$442.4	$1,287.4
(% of Net Sales)	9.3%	9.6%	9.4%	9.4%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization increased $61.7 million in the third quarter of fiscal 2019 compared to the prior year quarter. SG&A excluding intangible amortization increased $130.1 million in the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The increases were primarily due to the KapStone Acquisition.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $102.4 million and $75.6 million in the third quarter of fiscal 2019 and 2018, respectively. SG&A intangible amortization was $297.7 million and $223.3 million in the nine months ended June 30, 2019 and June 30, 2018, respectively. The increases were primarily due to the KapStone Acquisition.

Loss (Gain) on Disposal of Assets

In the third quarter of fiscal 2019, we recorded a loss on disposal of assets of $6.5 million. In the nine months ended June 30, 2019, we recorded a gain on disposal of assets of $37.3 primarily due to a $48.5 million gain on sale of our former Atlanta beverage facility in the first quarter of fiscal 2019. In the three and nine months ended June 30, 2018, we recorded a loss on disposal of $2.7 million and $6.6, respectively.

MEPPs

In the third quarter of fiscal 2019, we recorded a $1.7 million reduction to a previously recorded MEPP withdrawal liability. In the third quarter of fiscal 2018, we submitted formal notification to withdraw from the Central States, Southeast and Southwest Areas Pension Fund and recorded an estimated withdrawal liability of $4.2 million. In the first quarter of fiscal 2018, we submitted formal notification to withdraw from PIUMPF and recorded an estimated withdrawal liability of $180.0 million, which includes an estimate of our portion of PIUMPF’s accumulated funding deficiency. Since these withdrawal liabilities assume payment over 20 years, the liabilities were discounted at a credit adjusted risk-free rate; therefore, we will accrete the liability over time with a charge to interest expense. See “Note 5. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.

Land and Development Impairments

We recorded aggregate pre-tax non-cash land and development impairment charges of $13.0 million in the nine months ended June 30, 2019 and $1.7 million and $29.3 million in the three and nine months ended June 30, 2018, respectively. In the second quarter of fiscal 2019, we recorded a $13.0 million impairment of certain mineral rights. In the third quarter of fiscal 2018, we recorded a $1.7 million impairment of real estate for projects where the projected sales proceeds were less than the carrying value. In the first quarter of fiscal 2018, we recorded a $27.6 million impairment of certain mineral rights and real estate, $23.6 million of which was related to the impairment of mineral rights driven by the non-renewal of a lease and associated with declining oil and gas prices and $4.0 million of which was related to the carrying value on real estate projects where the projected sales proceeds were less than the carrying value. These charges are not reflected in segment income.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $17.9 million and $17.1 million in the third quarter of fiscal 2019 and 2018, respectively, and $107.1 and $65.1 in the nine months ended June 30, 2019 and June 30, 2018, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, divestiture or integration vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 4. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the third quarter of fiscal 2019 was $111.1 million compared to $76.7 million for the prior year quarter. Interest expense, net for the nine months ended June 30, 2019 was $317.3 million compared to $219.8 million for the prior year period. Interest expense, net in the three and nine months ended June 30, 2019 increased primarily due to debt incurred as a result of the KapStone Acquisition and higher interest rates.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the third quarter of fiscal 2019 was $18.9 million compared to $21.3 million for the third quarter of fiscal 2018. Pension and other postretirement non-service income for the nine months ended June 30, 2019 was $54.9 million compared to $70.5 million for the nine months ended June 30, 2018. The decreases were primarily due to the decline in plan asset balances used to determine the expected return on plan assets for fiscal 2019.

Other income (expense), net

Other income (expense), net for the third quarter of fiscal 2019 was $3.7 million of income compared to $9.7 million of income in the third quarter of fiscal 2018. Other income (expense), net for the nine months ended June 30, 2019 was an expense of $2.3 million compared to income of $13.3 million for the nine months ended June 30, 2018. The income in the three and nine months ended June 30, 2018 was primarily due to a $12.3 million gain on the sale of our solid waste management brokerage services business.

Provision for Income Taxes

We recorded income tax expense of $77.6 million for the three months ended June 30, 2019 compared to an income tax expense of $84.5 million for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 was 23.4%, while the effective tax rate for the three months ended June 30, 2018 was 23.7%.

We recorded income tax expense of $187.5 million for the nine months ended June 30, 2019 compared to an income tax benefit of $969.9 million for the nine months ended June 30, 2018. The effective tax rate for the nine months ended June 30, 2019 was 25.2%, while the effective tax rate for the nine months ended June 30, 2018 was a benefit of 147.1%. The income tax benefit in the nine months ended June 30, 2018 was due to the impact of the Tax Act.

See “Note 6. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates, including the impact of the Tax Act.

Hurricane Michael

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. We shut down the mill’s operations in advance of the hurricane’s landfall. Repair work was completed during June 2019 on the two paper machines and related infrastructure and these paper machines are now producing at normal production levels. Other repairs at the mill are continuing and all remaining repair work is expected to be completed during fiscal 2020. While we are still identifying the full cost associated with the damage from Hurricane Michael, we anticipate the total of our property damage and business interruption claim will likely exceed $200 million. In the nine months ended June 30, 2019, we received $110.0 million of insurance proceeds ($20.0 million, $60.0 million and $30.0 million in the first, second and third quarter of fiscal 2019, respectively) related primarily to the Panama City mill, $93.5 million and $16.5 million of which were included in operating and investing activities, respectively. We expect to recover the majority of the additional amount of direct costs and lost production and sales, excluding our $15 million deductible, in future periods through insurance reimbursements. We discuss the financial impact of Hurricane Michael in greater detail below in “Results of Operations (Segment Data) — Segment Income (Corrugated Packaging Segment)”.

Results of Operations (Segment Data)

North American Corrugated Packaging Shipments

Corrugated Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from billion square feet (“BSF”) to tons. We have presented the Corrugated Packaging shipments in two groups: North American and Brazil / India because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. We have included the impact of the KapStone Acquisition beginning the first quarter of fiscal 2019. The shipment data table excludes merchandising displays since there is not a common unit of measure. The table below reflects shipments in thousands of tons, BSF and millions of square feet (“MMSF”).

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2018
North American Corrugated Packaging Shipments - thousands of tons	2,045.6	2,112.1	2,096.4	6,254.1	2,163.8	8,417.9
North American Corrugated Containers Shipments - BSF	19.8	19.7	20.5	60.0	20.3	80.3
North American Corrugated Containers Per Shipping Day - MMSF	325.4	311.7	320.5	319.1	321.9	319.8

Fiscal 2019
North American Corrugated Packaging Shipments - thousands of tons	2,346.7	2,520.8	2,644.2	7,511.7
North American Corrugated Containers Shipment - BSF	22.5	23.6	24.3	70.4
North American Corrugated Containers Per Shipping Day - MMSF	369.4	374.8	384.7	376.4

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2018
Brazil / India Corrugated Packaging Shipments - thousands of tons	170.5	174.6	178.6	523.7	196.7	720.4
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	1.6	4.7	1.6	6.3
Brazil / India Corrugated Containers Per Shipping Day - MMSF	21.7	20.6	20.2	20.8	21.0	20.9

Fiscal 2019
Brazil / India Corrugated Packaging Shipments - thousands of tons	185.6	176.5	171.0	533.1
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	1.6	4.7
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.7	20.6	21.0	20.7

Corrugated Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2018
First Quarter	$2,319.7	$269.9	11.6%
Second Quarter	2,391.3	262.8	11.0
Third Quarter	2,444.6	321.9	13.2
Nine Months Ended June 30, 2018	7,155.6	854.6	11.9
Fourth Quarter	2,537.4	385.4	15.2
Total	$9,693.0	$1,240.0	12.8%

Fiscal 2019
First Quarter	$2,733.8	$246.8	9.0%
Second Quarter	2,990.7	310.3	10.4
Third Quarter	3,072.8	392.7	12.8
Nine Months Ended June 30, 2019	$8,797.3	$949.8	10.8%

(1) Net sales before intersegment eliminations.

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $628.2 million in the third quarter of fiscal 2019 compared to the prior year quarter. The increase in net sales was primarily due to $797.2 million from acquisitions, notably the KapStone Acquisition, and $32.6 million from higher corrugated selling price/mix as we had higher selling prices for domestic containerboard and corrugated containers that were partially offset by declining export prices. These increases were partially offset by $81.4 million of lower volumes as lower containerboard volumes were partially offset by increased corrugated container shipments, the absence of $111.4 million of recycling net sales in the third quarter of fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019 and $14.1 million related to the impact of unfavorable foreign currency.

Net sales of the Corrugated Packaging segment increased $1,641.7 million in the nine months ended June 30, 2019 compared to the prior year period. The increase in net sales was primarily due to $2,096.2 million from acquisitions, notably the KapStone Acquisition, and $273.8 million from higher corrugated selling price/mix as we had higher selling prices for domestic containerboard and corrugated containers that were partially offset by declining export prices. These increases were partially offset by the absence of $348.9 million of recycling net sales in the nine months ended June 30, 2019, $310.3 million of lower volumes as lower containerboard volumes were partially offset by increased corrugated container shipments and $63.9 million related to the impact of unfavorable foreign currency.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2019 increased $70.8 million compared to the prior year quarter, primarily due to a $88.2 million of contribution from the acquired KapStone operations before an estimated $10.8 million of economic downtime, $18.5 million of higher corrugated selling price/mix and an estimated $38.8 million of productivity improvements. These increases were partially offset by an estimated $23.3 million of economic downtime (including KapStone), $21.1 million related to lower volumes, unfavorable cost inflation of $16.6 million, and other costs. While the net impact of cost inflation was unfavorable compared to the prior year quarter, recovered fiber, chemical and energy costs were lower than the prior year quarter but were more than offset by higher virgin fiber costs, freight costs and wage and other costs. The estimated impact of Hurricane Michael on the third quarter of fiscal 2019 was income of $0.8 million as the income from the receipt of $30.0 million of hurricane proceeds during the quarter ($15.0 million of which was for business interruption recoveries and $15.0 million of which was for recovery of direct costs) was largely offset by $18.6 million of direct expenses and an estimated $10.6 million of lost production and sales. The three months ended June 30, 2018 results were negatively affected by an estimated $10.7 million of start-up issues following a major maintenance outage at our Panama City, FL mill.

Segment income attributable to the Corrugated Packaging segment in the nine months ended June 30, 2019 increased $95.2 million compared to the prior year period, primarily due to $186.4 million of contribution from the acquired KapStone operations before an estimated $18.1 of economic downtime and net of a $24.7 million acquisition inventory step-up charge, $186.8 million of higher corrugated selling price/mix and an estimated $82.0 million of productivity improvements. These increases were partially offset by unfavorable cost inflation of $123.2 million, $87.5 million related to lower volumes, an estimated $51.2 million of economic downtime (including KapStone), $42.3 million of direct expenses from Hurricane Michael (net of $65.0 million of insurance proceeds), an estimated $23.7 million of lost production and sales related to hurricanes (net of $45.0 million of insurance proceeds), $13.5 million of unfavorable foreign currency impacts, and other costs. While the net impact of cost inflation was unfavorable compared to the prior year period, recovered fiber costs were lower than the prior year period but were more than offset by higher virgin fiber costs, freight costs, energy costs, chemical costs and wage and other costs. The nine months ended June 30, 2018 results were negatively affected by an estimated $12.7 million due to the impact of winter weather and $19.0 million of start-up issues following a major maintenance outage at our Panama City, FL mill and our Tacoma, WA mill.

We discuss the impact of Hurricane Michael on our Panama City mill in more detail above under “Results of Operations (Consolidated) — Hurricane Michael”.

Consumer Packaging Shipments

Consumer Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. The fiscal 2018 shipment numbers below have been revised by an immaterial amount. The shipment data table excludes gypsum paperboard liner tons produced by Seven Hills Paperboard LLC since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2018
Consumer Packaging Shipments - thousands of tons	977.0	986.1	1,017.9	2,981.0	1,024.1	4,005.1
Consumer Packaging Converting Shipments - BSF	10.6	10.6	10.9	32.1	11.1	43.2
Consumer Packaging Converting Per Shipping Day - MMSF	174.2	167.2	171.6	171.0	174.8	171.9

Fiscal 2019
Consumer Packaging Shipments - thousands of tons	969.6	985.5	980.1	2,935.2
Consumer Packaging Converting Shipments - BSF	10.5	11.0	11.1	32.6
Consumer Packaging Converting Per Shipping Day - MMSF	172.7	174.3	176.0	174.4

Consumer Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2018
First Quarter	$1,601.3	$94.2	5.9%
Second Quarter	1,637.3	94.6	5.8
Third Quarter	1,669.6	126.1	7.6
Nine Months Ended June 30, 2018	4,908.2	314.9	6.4
Fourth Quarter	1,709.3	130.2	7.6
Total	$6,617.5	$445.1	6.7%

Fiscal 2019
First Quarter	$1,618.8	$76.9	4.8%
Second Quarter	1,668.3	85.2	5.1
Third Quarter	1,650.1	91.0	5.5
Nine Months Ended June 30, 2019	$4,937.2	$253.1	5.1%

(1) Net sales before intersegment eliminations.

Net Sales (Consumer Packaging Segment)

The $19.5 million decrease in net sales for the Consumer Packaging segment for the third quarter of fiscal 2019 compared to the prior year quarter was primarily due to $30.8 million of lower volumes and $26.2 million of unfavorable foreign currency which were partially offset by $28.6 million of higher selling price/mix and $8.7 million from acquisitions.

The $29.0 million increase in net sales for the Consumer Packaging segment for the nine months ended June 30, 2019 compared to the prior year period was primarily due to $128.1 million of higher selling price/mix and $25.5 million from acquisitions, which were partially offset by $69.7 million of unfavorable foreign currency impacts and $54.8 million of lower volumes.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended June 30, 2019 decreased $35.1 million compared to the prior year quarter. Segment income in the quarter was primarily reduced by an estimated $27.2 million due to the net impact of cost inflation compared to the prior year quarter, an estimated $21.6 million of increased maintenance and scheduled strategic outage expense (including the project at the Covington, VA mill), $16.1 million of lower volumes, $4.6 million of higher depreciation and amortization, $2.6 million of unfavorable foreign currency impacts, and other items. These items were partially offset by an estimated $32.8 million of higher selling price/mix and an estimated $9.4 million of productivity improvements. While the net impact of cost inflation was unfavorable compared to the prior year quarter, recovered fiber costs, chemical costs and energy costs were lower than the prior year quarter but were more than offset by higher virgin fiber costs, freight costs and wage and other costs.

Segment income of the Consumer Packaging segment for the nine months ended June 30, 2019 decreased $61.8 million compared to the prior year period. Segment income in the period was reduced by an estimated $118.2 million due to the net impact of cost inflation compared to the prior year period, an estimated $35.1 million of increased maintenance and scheduled strategic outage expense (including the projects at the Mahrt, AL and Covington, VA mills), $26.7 million due to the impact of lower volumes, $12.8 million of unfavorable foreign currency impacts, $8.9 million of higher depreciation and amortization, and other items. These items were partially offset by an estimated $104.6 million of higher selling price/mix and an estimated $62.6 million of productivity improvements. While the net impact of cost inflation was unfavorable compared to the prior year period, recovered fiber costs and chemical costs were lower than the prior year period but were more than offset by higher virgin fiber costs, freight costs, energy costs and wage and other costs. The nine months ended June 30, 2018 results were negatively affected by an estimated $15.6 million due to the impact of winter weather that was largely offset by a favorable $10.0 million acquisition reserve adjustment.

Land and Development

(In millions, except percentages)	Net Sales (1)	Segment Income (Loss)	Return on Sales

Fiscal 2018
First Quarter	$11.4	$(0.7)	(6.1)%
Second Quarter	26.7	16.1	60.3
Third Quarter	64.8	9.9	15.3
Nine Months Ended June 30, 2018	102.9	25.3	24.6
Fourth Quarter	39.5	(2.8)	(7.1)
Total	$142.4	$22.5	15.8%

Fiscal 2019
First Quarter	$13.9	$0.7	5.0%
Second Quarter	0.8	0.5	62.5
Third Quarter	8.6	1.6	18.6
Nine Months Ended June 30, 2019	$23.3	$2.8	12.0%

(1) Net Sales before intersegment eliminations.

Net Sales (Land and Development Segment)

Land and Development’s net sales for the third quarter of fiscal 2019 were $8.6 million compared to $64.8 million in the third quarter of fiscal 2018. Net sales for the nine months ended June 30, 2019 were $23.3 million compared to $102.9 million in the nine months ended June 30, 2018. The decreases in net sales in both periods were due to the winding down of sales. The remainder of the real estate holdings are included in assets held for sale because we have met the held for sale criteria. After we complete the monetization, the segment will cease to exist.

Segment Income (Land and Development Segment)

Segment income attributable to the Land and Development segment was $1.6 million in the third quarter of fiscal 2019 compared to $9.9 million in the third quarter of fiscal 2018. Segment income attributable to the Land and Development segment was $2.8 million in the nine months ended June 30, 2019 compared to $25.3 million in the nine months ended June 30, 2018. The segment’s assets were stepped-up to fair value in fiscal 2015 as a result of purchase accounting, which resulted in substantially lower margins on the properties sold compared to earlier levels. The pre-tax non-cash impairments of certain mineral rights and real estate discussed above under the caption “Land and Development Impairments” are not included in segment income.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers and acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of receivables under our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 12. Debt” of the Notes to Condensed Consolidated Financial Statements and “Note 13. Debt” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for more information regarding our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

At June 30, 2019, we had approximately $2.7 billion of availability under our committed credit facilities, primarily under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures on July 1, 2022. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at June 30, 2019. At June 30, 2019, we had $123.7 million of outstanding letters of credit not drawn upon.

Cash and cash equivalents were $179.1 million at June 30, 2019 and $636.8 million at September 30, 2018. We used a significant portion of the cash and cash equivalents on hand at September 30, 2018 in connection with the closing of the KapStone Acquisition. Approximately 80% of the cash and cash equivalents at June 30, 2019 were held outside of the U.S. At June 30, 2019 and September 30, 2018, total debt was $10,538.2 million and $6,415.2 million, respectively, $779.1 million and $740.7 million of which was short-term at June 30, 2019 and September 30, 2018, respectively. Included in our total debt at June 30, 2019 was $233.6 million of non-cash acquisition related step-up.

Cash Flow Activity

	Nine Months Ended
(In millions)	June 30,
	2019	2018

Net cash provided by operating activities	$1,399.6	$1,135.6
Net cash used for investing activities	$(4,200.7)	$(543.8)
Net cash provided by (used for) financing activities	$2,339.5	$(419.2)

Net cash provided by operating activities during the nine months ended June 30, 2019 increased $264.0 million compared to the nine months ended June 30, 2018, primarily due to higher cash earnings and a $240.7 million net decrease in the use of working capital compared to the prior year period. As a result of the retrospective adoption of ASU 2016-15 as discussed in “Note 1. Basis of Presentation and Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements, net cash provided by operating activities for the nine months ended June 30, 2018 was reduced by $365.2 million with a corresponding increase to cash provided by investing activities primarily for the change in classification of proceeds received for beneficial interests obtained for transferring trade receivables in securitization transactions.

Net cash used for investing activities of $4,200.7 million in the nine months ended June 30, 2019 consisted primarily of $3,368.3 million for cash paid for the purchase of businesses, net of cash acquired, primarily related to the KapStone Acquisition, and $976.8 million for capital expenditures that were partially offset by $108.3 million of proceeds from the sale of property, plant and equipment primarily related to the sale of our Atlanta beverage facility and $16.5 million of proceeds from property, plant and equipment insurance proceeds related to the Panama City, FL mill. Net cash used for investing activities of $543.8 million in the nine months ended June 30, 2018 consisted primarily of $665.5 million for capital expenditures, $188.2 million for cash paid for the purchase of businesses, net of cash acquired, primarily related to the Plymouth Acquisition, and $108.0 million for an additional investment in the joint venture with Gondi, S.A. de C.V., which were partially offset by $346.1 million of cash receipts on sold trade receivables following the adoption of ASU 2016-15.

We expect fiscal 2019 capital expenditures to be approximately $1.4 billion, including expenditures related to KapStone and to restore operations at our Panama City, FL mill following Hurricane Michael. In fiscal 2019, we expect to invest approximately $0.5 billion in strategic projects. The strategic projects include: (i) installation of a 330” state-of-the-art kraft linerboard machine at our Florence, SC mill, (ii) an upgrade of the Tres Barras mill in the Brazilian state of Santa Catarina that will add additional virgin pulping capacity, a biomass power boiler, a turbine generator and other equipment, (iii) completion of our new world-class Porto Feliz corrugated box plant in the Brazilian state of Sao Paulo, (iv) installation of a curtain coater at our Mahrt, AL mill and (v) installation of a headbox and upgrade of other areas of a paper machine at our Covington, VA mill. Our base capital expenditures in fiscal 2019 should be approximately $850 million to $900 million. We generally expect roughly half of our base capital to be invested in maintenance and half invested in high return generating projects, although this percentage may vary from year to year.

We expect fiscal 2020 capital expenditures will decline to approximately $1.1 billion. With the completion of certain of our strategic capital projects in fiscal 2019 and fiscal 2020, we expect to transition to our long-range capital expenditure run rate of approximately $900 million to $1.0 billion a year in fiscal 2021. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In the nine months ended June 30, 2019, net cash provided by financing activities of $2,339.5 million consisted primarily of a net increase in debt of $2,780.7 million, primarily related to the KapStone Acquisition and partially offset by cash dividends paid to stockholders of $350.7 million and purchases of common stock of $88.6 million. In the nine months ended June 30, 2018, net cash used for financing activities of $419.2 million consisted primarily of cash dividends paid to stockholders of $329.7 million and purchases of common stock of $100.8 million partially offset by a net increase in debt of $8.7 million. In October 2018, our board of directors declared a quarterly dividend of $0.455 per share, representing a 5.8% increase from the prior $0.43 per share quarterly dividend and an annual dividend of $1.82 per share. On July 26, 2019, April 26, 2019 and February 1, 2019, our board of directors approved our respective August 2019, May 2019 and February 2019 quarterly dividends of $0.455 per share. In fiscal 2018, we paid four quarterly dividends of $0.43 per share for an annual dividend of $1.72 per share.

At June 30, 2019, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $114 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses and other U.S. federal credits primarily over the next two years. Foreign and state net operating losses and credits will be used over a longer period of time. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. We expect our cash tax rate to move closer to our income tax rate in fiscal 2019 and 2020.

We made contributions of $16.1 million to our pension and supplemental retirement plans during the nine months ended June 30, 2019. Based on current facts and assumptions, we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2019. We have made contributions and expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we withdrew from two MEPPs and recorded an aggregate estimated withdrawal liability of $184.2 million. See “Note 5. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligation

We summarize our incremental enforceable and legally binding contractual obligations as a result of the KapStone Acquisition at December 31, 2018 (the end of the quarter during which the closing occurred), and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those presented in the table.

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

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our expectation that the adoption of (a) certain ASUs will not have a material impact on our consolidated financial statements and (b) ASC 842 as of October 1, 2019 will result in us recording additional assets and liabilities not previously reflected on our consolidated balance sheets but will not have a material impact on the recognition, measurement or presentation of lease expenses within the consolidated statements of income or the consolidated statement of cash flows; our belief that, as permitted by ASC 606, the election of certain practical expedients in connection with our implementation of ASC 606, results in accounting treatments that are consistent with our historical accounting policies and, therefore, these elections of practical expedients do not have a material impact on comparability of our financial statements; that we do not anticipate future changes to the provisional fair value estimates of assets and liabilities assumed in acquisitions to be significant; that, at the time of each announced plant closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs; that we believe that our actions to consolidate our sales and operations into large well-equipped plants have allowed us to more effectively manage our business; resolution of uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution; that we will continue to monitor industry economic trends until the end of our fiscal year to determine if additional testing for goodwill impairment is warranted and that while we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses, if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material; that we expect PIUMPF’s demand related to the withdrawal will include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with withdrawals and that our estimate for any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; that the future expense in connection with the sale of receivables may fluctuate based on the level of activity and other factors; that we expect the net proceeds from issuances of notes under the commercial paper program to continue to be used for general corporate purposes; that our compliance initiatives related to environmental, health and safety laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows; that any failure to comply with environmental or health and safety laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective action or other sanctions; our belief that matters relating to previously identified third-party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been satisfied by claims in the Smurfit-Stone bankruptcy proceedings; that we may face additional liability for cleanup activity at sites that are not subject to the bankruptcy discharge, but are not currently identified; that we believe the liability for the environmental matters was adequately reserved as of June 30, 2019; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims; that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously; that it is possible that we could incur significant costs resolving these cases should the volume of litigation grow substantially; that we do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows but that, in any given period or periods, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows; our belief that the resolution of certain other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; that we estimate our exposure to certain guarantees could be approximately $50 million; that we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; that we believe that we are performing well as we proactively respond to a changing industry landscape characterized by the challenges of additional new paper capacity combined with softer demand in some markets; that inventories within our Corrugated Packaging segment are now in a range that will allow us to efficiently operate our system; that we expect to continue to match our production to our customers’ demand; that we are now targeting a 90% integration rate in our Corrugated Packaging segment over the next several years; that the new paper machine at our Florence, SC mill is scheduled to start up during the first half of calendar 2020 and the upgrade of our mill located in Tres Barras, Brazil is expected to be completed in the first half of calendar 2021; that we believe that we have made significant progress integrating KapStone’s operations into our management and operating structures, and we expect to realize more than $200 million in run-rate synergies and performance improvements by the end of fiscal 2021; that we expect our Consumer Packaging segment supply chain to stabilize with the completion of certain strategic capital projects and to see earnings improvement during the fourth quarter of fiscal 2019; that we expect to reach a $100 million annualized run rate related to plastic replacement projects by the end of fiscal 2019; that, for the fourth quarter of fiscal 2019, we expect (a) higher sequential seasonal volumes across both segments to be more than offset by the flow through of previously published containerboard and kraft paper price declines and lower containerboard export prices; (b) to benefit from sequential cost deflation driven by declines in virgin fiber costs, freight costs, recycled fiber and seasonally lower energy costs; and (c) to benefit from lower scheduled mill outages and seasonal productivity improvements; that we generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility; that we anticipate the total of our property damage and business interruption claim with respect to Hurricane Michael will likely exceed $200 million; that we expect to recover the majority of the additional amount of direct costs and lost production and sales, excluding our $15 million deductible, in future periods through insurance reimbursements; that we expect all remaining repair work at the Panama City, FL mill to be completed during fiscal 2020; that funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations; that we expect fiscal 2019 capital expenditures to be approximately $1.4 billion, including expenditures related to KapStone and to restore operations at our Panama City, FL mill following Hurricane Michael; that our base capital expenditures in fiscal 2019 should be approximately $850 million to $900 million, with roughly half invested in maintenance and half invested in high return generating projects, although this percentage may vary from year to year; that, in fiscal 2019, we expect to invest approximately $0.5 billion in strategic projects; that we expect fiscal 2020 capital expenditures will decline to approximately $1.1 billion; that, with the completion of certain of our strategic capital projects in fiscal 2019 and 2020, we expect to transition to our long-range capital expenditure run rate of approximately $900 million to $1.0 billion a year in fiscal 2021; that we expect to utilize the remaining U.S. federal net operating losses and other U.S. federal credits primarily over the next two years and that foreign and state net operating losses and credits will be used over a longer period of time; that we expect our cash tax rate to move closer to our income tax rate in fiscal 2019 and 2020; that we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2019; that we expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness; the effect our incremental enforceable and legally binding contractual obligations as a result of the KapStone Acquisition at December 31, 2018 are expected to have on our liquidity and cash flow in future periods; and that, with respect to KapStone, we plan to avail ourselves of the limited carveout offered by the SEC staff in its published Frequently Asked Questions on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007) and thus exclude KapStone from our assessment of our internal control over financial reporting as of the end of our current fiscal year (year ending September 30, 2019.

With respect to these statements, we have made assumptions regarding, among other things, our ability to effectively integrate the operations of KapStone; the results and impact of the KapStone Acquisition; economic, competitive and market conditions generally; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; and raw material and energy costs.

You should not place undue reliance on any forward-looking statements as these statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions, including the KapStone Acquisition, and the timing thereof, including synergies and performance improvements; our ability to successfully implement capital projects; the possibility of and uncertainties related to planned mill outages or production disruptions; market risk from changes in interest rates and commodity prices; increases in energy, raw materials, shipping and capital equipment costs; fluctuations in selling prices and volumes; intense competition; the potential loss of key customers; the impact of the Tax Act; the impact of operational restructuring activities; the impact of economic conditions, including expected price changes, competitive pricing pressures and cost increases; our desire or ability to continue to repurchase Common Stock; environmental liabilities; the cost and other effects of complying with governmental laws and regulations; the scope, timing and outcome of litigation; future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, debt repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the occurrence of severe weather or a natural disaster, or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of our Fiscal 2018 Form 10-K. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2018 Form 10-K for a discussion of certain of the market risks to which we are exposed. The majority of our risks are associated with our mill operations: sales of containerboard and paperboard, energy costs, recycled fiber costs, virgin fiber costs and freight costs. The KapStone Acquisition added approximately 3.0 million tons of capacity to our pre-acquisition capacity level of approximately 13.5 million tons. Our market risk therefore increased fairly proportionally. In addition, we are exposed to changes in interest rates. Based on the amounts and mix of our fixed and floating rate debt at June 30, 2019, if market interest rates increased by an average of 100 basis points, our annual interest expense would increase by approximately $35 million.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. During fiscal 2019, we completed the KapStone Acquisition. Subsequent to the KapStone Acquisition, we have begun integration and controls assessment activities. See “Note 3. Acquisitions” of the Notes to Condensed Consolidated Financial Statements for more information. KapStone represented approximately $2.1 billion of our net sales for the nine months ended June 30, 2019, and approximately $5.8 billion of our total assets, at June 30, 2019. In accordance with the SEC’s published guidance, because we acquired these operations during the current fiscal year, we plan to exclude these operations from our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal 2019. SEC rules require that we complete our assessment of the internal control over financial reporting of the acquisition within one year after the date of the acquisition.

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

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 4.1

Second Supplemental Indenture, dated May 20, 2019, among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock Company’s Current Report on Form 8-K, filed on May 20, 2019).

Exhibit 10.1$	WestRock Company Executive Severance Plan, dated April 5, 2019 (incorporated by reference to Exhibit 10.1 of WestRock Company’s Current Report on Form 8-K, filed on April 9, 2019).

Exhibit 10.2*

Amendment No. 1, dated as of May 2, 2019, to the Sixth Amended and Restated Receivables Sale Agreement, among WestRock Company of Texas, WestRock Converting Company, WestRock Mill Company, LLC, WestRock - Southern Container, LLC, WestRock California, Inc., WestRock Minnesota Corporation, WestRock CP, LLC, WestRock - Solvay, LLC, WestRock - REX, LLC, WestRock - Graphics, Inc., WestRock Commercial, LLC, WestRock Packaging, Inc., WestRock Slatersville LLC, WestRock Consumer Packaging Group, LLC, WestRock Dispensing Systems, Inc., and WestRock Packaging Systems, LLC.

Exhibit 10.3*

Amendment No. 1, dated as of May 2, 2019, to the Eighth Amended and Restated Credit and Security Agreement among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Cooperatieve Rabobank, U.A.

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

Exhibit 32.1#

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company, and by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

Exhibit 101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Label Linkbase.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*Filed as part of this quarterly report.
$Management contract or compensatory plan or arrangement.
#In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	August 2, 2019	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)