Form 10-K
period 2019-09-30
WestRock Co
filed 2019-11-18
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2019 (based on the closing price per share as reported on the New York Stock Exchange on such date), was approximately $9,706 million.

As of November 4, 2019, the registrant had 257,894,507 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 31, 2020 are incorporated by reference in Part III.

WESTROCK COMPANY

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries for periods on or after November 2, 2018 and to WRKCo Inc. (formerly known as WestRock Company, “WRKCo”) for periods prior to November 2, 2018.

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

On May 15, 2016, WestRock completed the distribution of the outstanding common stock, par value $0.01 per share, of Ingevity Corporation, formerly the Specialty Chemicals business of WestRock to WestRock’s stockholders (the “Separation”). As a result of the Separation, we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations.

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

On June 6, 2017, we completed the acquisition (the “MPS Acquisition”) of Multi Packaging Solutions International Limited, a Bermuda exempted company (“MPS”). MPS is reported in our Consumer Packaging segment. See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information.

On November 2, 2018, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 28, 2018, among WRKCo, KapStone Paper and Packaging Corporation (“KapStone”), WestRock Company (formerly known as Whiskey Holdco, Inc.), Whiskey Merger Sub, Inc. and Kola Merger Sub, Inc., the Company acquired all of the outstanding shares of KapStone through a transaction in which: (i) Whiskey Merger Sub, Inc. merged with and into WRKCo, with WRKCo surviving the merger as a wholly owned subsidiary of the Company and (ii) Kola Merger Sub, Inc. merged with and into KapStone, with KapStone surviving the merger as a wholly owned subsidiary of the Company (together, the “KapStone Acquisition”). As a result, among other things, the Company became the ultimate parent of WRKCo, KapStone and their respective subsidiaries, and the Company changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”. WRKCo was the accounting acquirer in the transaction; therefore, the historical consolidated financial statements of WRKCo for periods prior to the KapStone Acquisition are also considered to be the historical financial statements of the

Company. The Company is the successor issuer to both WRKCo and KapStone pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements for more information.

Effective in the first quarter of fiscal 2019, we aligned our financial results for all periods presented to move our merchandising displays operations from our Consumer Packaging segment to our Corrugated Packaging segment and to allocate certain previously non-allocated costs and certain pension and other postretirement non-service income (expense) to our reportable segments. Separately, in the first quarter of fiscal 2019, we began conducting our recycling operations primarily as a procurement function. Since then, recycling net sales have not been recorded and the margin from these operations has reduced cost of goods sold. Following the realignment, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which sells real estate, primarily in the Charleston, SC region. Prior to the HH&B Sale, our Consumer Packaging segment included HH&B.

Products

Corrugated Packaging Segment

We are one of the largest integrated producers of linerboard and corrugating medium (“containerboard”), corrugated products and specialty papers (including kraft papers and saturating kraft) in North America measured by tons produced, one of the largest producers of high-graphics preprinted linerboard measured by net sales in North America and one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales. We have integrated corrugated operations in North America, Brazil and India. We believe we are one of the largest paper recyclers in North America and our recycling operations provide substantially all of the recycled fiber to our mills, as well as to third parties. Our Brazil operations own and operate forestlands that provide virgin fiber to our Brazilian mill.

We operate an integrated corrugated packaging system that manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store, promote and display products made to our customers’ merchandising and distribution specifications. We convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and regional and large national accounts. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty, and other household, consumer, commercial and industrial products. Corrugated packaging may also be graphically enhanced for retail sale, particularly in club store locations. We provide customers with innovative packaging solutions to promote and sell their products. We provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. We have a machinery solution that creates pouches that replace single-use plastics, including bubble mailers. We also distribute corrugated packaging materials and other specialty packaging products, which include stretch film, void fill, carton sealing tape and other specialty tapes through our network of warehouses and distribution facilities. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together, and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. Our containerboard mills and corrugated container operations are integrated with the majority of our containerboard production used internally by our corrugated container operations. The balance is either used in trade swaps with other manufacturers or sold domestically and internationally.

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

Our recycling operations primarily procure recovered paper (also known as recycled fiber) from our converting facilities and from third parties, such as factories, warehouses, commercial printers, office complexes, grocery and retail stores, document storage facilities, paper converters and other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. We operate recycling facilities that collect, sort, grade and bale recovered paper and, after sorting and baling, we transfer it to our mills for processing or sell it principally to manufacturers of paperboard or containerboard in the United States (“U.S.”), as well as manufacturers of tissue, newsprint, roofing products and insulation, and to export markets. We operate a nationwide fiber marketing and brokerage system that serves large regional and national accounts, as well as our recycled containerboard and paperboard mills, and sells scrap materials from our converting businesses and mills. Many of our recycling facilities are located close to our recycled containerboard and paperboard mills, which helps promote the availability of supply with reduced shipping costs. In the first quarter of fiscal 2019, we began conducting our recycling operations primarily as a procurement function, shifting its focus to the procurement of low cost, high quality fiber for our mill system. As a result, we no longer record recycling net sales and the margin from these operations has reduced cost of goods sold.

Sales of corrugated packaging products to external customers accounted for 64.2%, 59.0% and 60.6% of our net sales in fiscal 2019, 2018 and 2017, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Consumer Packaging Segment

We operate integrated virgin and recycled fiber paperboard mills and consumer packaging converting operations, which convert items such as folding and beverage cartons, interior partitions, inserts and labels. Our integrated system of virgin and recycled mills produces paperboard for our converting operations and third parties. We internally consume or sell to manufacturers of folding cartons and other paperboard products our coated natural kraft, bleached paperboard and coated recycled paperboard, and internally consume or sell to manufacturers of solid fiber interior packaging, tubes and cores, book covers and other paperboard products our specialty recycled paperboard. The mill owned by our Seven Hills Paperboard LLC (“Seven Hills”) joint venture in Lynchburg, VA manufactures gypsum paperboard liner for sale to our joint venture partner.

We are one of the largest manufacturers of folding and beverage cartons in North America. We believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. Our folding and beverage cartons are used to package items such as food, paper, beverages, dairy products, tobacco, confectionery, health and beauty and other household consumer, commercial and industrial products, primarily for retail sale. Our folding and beverage cartons are also used by our customers to attract consumer attention at the point-of-sale. We manufacture express mail packages for the overnight courier industry, provide inserts and labels, as well as rigid packaging and other printed packaging products, such as transaction cards (e.g., credit, debit, etc.), brochures, product literature, marketing materials (such as booklets, folders, inserts, cover sheets and slipcases) and grower tags and plant stakes for the horticultural market. For the global healthcare market, we manufacture secondary packages designed to enhance patient adherence for prescription drugs, as well as paperboard packaging for over-the-counter and prescription drugs. Our customers generally use our inserts and labels to provide customer product information either inside a secondary package (e.g., a folding carton) or affixed to the outside of a primary package (e.g., a bottle). Folding cartons typically protect customers’ products during shipment and distribution, and employ graphics to promote them at retail. We manufacture folding and beverage cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics, such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies, as well as iridescent, holographic, textured and dimensional effects to provide differentiated packaging products, and support our customers with new package development, innovation and design services and package testing services. We manufacture and sell our solid fiber and corrugated partitions and die-cut paperboard components principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals, and to the automotive industry.

Sales of consumer packaging products to external customers accounted for 35.7%, 40.1% and 37.8% of our net sales in fiscal 2019, 2018 and 2017, respectively. See “Note 7. Segment Information” of the Notes to Consolidated

Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Land and Development Segment

We seek to maximize the value of the various real estate holdings we own that are concentrated in the Charleston, SC region. We expect to complete the monetization of these holdings during fiscal 2020. Sales in our Land and Development segment to external customers accounted for 0.1%, 0.9% and 1.6% of our net sales in fiscal 2019, 2018 and 2017, respectively. See “Note 7. Segment Information” and “Note 9. Assets Held For Sale” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Raw Materials

The primary raw materials used by our mill operations are recycled fiber at our recycled containerboard and paperboard mills and virgin fiber from hardwoods and softwoods at our virgin containerboard and paperboard mills. Certain of our virgin containerboard is manufactured with some recycled fiber content. Recycled fiber prices and virgin fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly due to significant changes in weather, such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations.

Containerboard and paperboard are the primary raw materials used by our converting operations. Our converting operations use many different grades of containerboard and paperboard. We supply substantially all of our converting operations' needs for containerboard and paperboard from our own mills and through the use of trade swaps with other manufacturers. These arrangements allow us to optimize our mill system and reduce freight costs. Because there are other suppliers that produce the necessary grades of containerboard and paperboard used in our converting operations, we believe we would be able to source significant replacement quantities from other suppliers in the event that we incur production disruptions for recycled or virgin containerboard and paperboard. See Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and wood by-products (biomass) at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with coal and fuel oil to generate steam used in the paper making process and, at a few mills, to generate electricity used on site. In our virgin fiber mills, we use natural gas, biomass and coal to generate steam used in the pulping and paper making processes and to generate some or all of the electricity used on site. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. See Item 1. “Business — Governmental Regulation — Environmental and Other Matters” for additional information. See also Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — “Energy” and “Derivative Instruments / Forward Contracts”.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from our facilities to our customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs. We experienced continued higher freight costs in fiscal 2019. The principal markets for our products are in North America, South America, Europe, Asia and Australia. See Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”.

Sales and Marketing

None of our top ten external customers individually accounted for more than 10% of our consolidated net sales in fiscal 2019. We generally manufacture our products pursuant to customers’ orders. We believe that we have good relationships with our customers. See Item 1A. “Risk Factors — We Depend on Certain Large Customers”.

As a result of our vertical integration, our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. During fiscal 2019, approximately two-thirds of our coated natural kraft tons shipped, approximately three-fifths of our coated recycled paperboard tons shipped and approximately one-fifth of our bleached paperboard tons shipped were delivered to our converting operations, primarily to manufacture folding and beverage cartons, and approximately three-fourths of our containerboard tons shipped, including trade swaps and buy/sell transactions, were delivered to our converting operations to manufacture corrugated products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills. Excluding the production from Seven Hills and from our Aurora, IL facility, which is converted into book covers and other products, approximately one-third of our specialty recycled paperboard tons shipped in fiscal 2019 were delivered to our converting operations, primarily to manufacture interior partitions. We have the ability to move our internal sourcing among certain of our mills to optimize the efficiency of our operations.

As a result of our broad portfolio of differentiated and sustainable paper and packaging solutions, we serve over 15,000 customers, including over 150 customers that buy at least $1 million from each of our segments. We believe that our ability to leverage our full portfolio of differentiated solutions and capabilities enables us to set ourselves apart from our competitors.

We market our products primarily through our own sales force. We also market a number of our products through independent sales representatives, independent distributors or both. We generally pay our sales personnel a combination of base salary, commissions and annual bonus. We pay our independent sales representatives on a commission basis. Orders from our customers generally do not have significant lead times. We discuss foreign net sales to unaffiliated customers and other non-U.S. operations financial and other segment information in “Note 7. Segment Information” of the Notes to Consolidated Financial Statements.

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

Because all of our businesses operate in highly competitive industry segments, we regularly discuss sales opportunities for new business or for renewal of existing business with customers. Our packaging products compete with packaging made from other materials, including plastics. The primary competitive factors we face include price, design, product innovation, quality, service and, most recently, sustainability, with varying emphasis on these factors depending on the product line and customer preferences. Our machinery solutions represent one example of how we provide differentiated solutions and create value for our customers. We believe that we compete effectively with respect to each of these factors and we obtain feedback on our performance with customer surveys, among other means.

The industries in which we operate have undergone consolidation. Within the packaging products industry, larger customers, with an expanded geographic presence, have tended to seek suppliers that can, because of their broad geographic presence, efficiently and economically supply all or a range of their packaging needs. In addition, our customers continue to demand higher quality products meeting stricter quality control requirements. Demand for sustainable products also impacts our industry. See Item 1. “Business — Sustainability” for additional information.

See Item 1A. “Risk Factors — We Face Intense Competition” and “Risk Factors — We May Be Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Governmental Regulation

Health and Safety Regulations

Our operations are subject to a broad range of foreign, federal, state and local laws and regulations relating to workplace safety and worker health, including the Occupational Safety and Health Act of 1970 (“OSHA”) and similar laws and regulations. OSHA, among other things, establishes asbestos standards for the workplace. Although we do not use asbestos in manufacturing our products, asbestos containing material (“ACM”) is present in some of our facilities. For those facilities where ACM is present and asbestos is subject to regulation, we have established procedures for properly managing ACM, including, but not limited to, employee training and work practices to maintain the ACM in good condition and minimize exposure. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

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

On January 31, 2013, the U.S. Environmental Protection Agency (the “EPA”) published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” Boiler MACT required compliance by January 31, 2016 or by January 31, 2017 for those mills for which we obtained a prior compliance extension. All work required for our boilers to comply with the rule has been completed. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how this decision will impact our existing Boiler MACT strategies or whether we will incur additional costs to comply with any revised Boiler MACT standards.

In addition to Boiler MACT, we are subject to several other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S.

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

On January 26, 2009, Smurfit-Stone Container Corporation (“Smurfit-Stone”), which we acquired in fiscal 2011, and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been satisfied by claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that are not subject to the bankruptcy discharge, but are not currently identified. The final bankruptcy distributions were made in fiscal 2018.

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

We estimate that we will invest approximately $15 million for capital expenditures during fiscal 2020 in connection with matters relating to environmental compliance. It is possible that our capital expenditure assumptions and the project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering projects and the outcomes of pending legal challenges to the Boiler MACT rules.

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

Additionally, the EPA has been working on rulemakings aimed at cutting carbon emissions from power plants. On June 20, 2019, the EPA issued the final Affordable Clean Energy (“ACE”) rule, which establishes emission guidelines for states to use in developing plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule replaced a final rule issued by the EPA in 2015 establishing GHG emission guidelines for existing electric utility generating units, which was stayed by the U.S. Supreme Court and has never gone into effect. Although the ACE rule does not apply directly to the power generation facilities at our mills, it has the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. Due to uncertainties regarding the implementation of the ACE rule, its potential impacts on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and-trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began in 2013. In 2017, California extended the cap-and-trade program to 2030. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. The Washington Department of Ecology issued a final rule, known as the Clean Air Rule, in 2016, which applies to facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year. Energy intensive and trade exposed facilities, including our Tacoma, WA and Longview, WA mills, and transportation fuel importers are subject to regulation under this program. Various groups filed lawsuits against the Washington Department of Ecology challenging the Clean Air Rule and, in 2018, the Thurston County Superior Court invalidated the Clean Air Rule. The Washington Department of Ecology subsequently filed an appeal with the State Supreme Court. The case was argued before the Supreme Court on March 19, 2019, and an opinion is expected before the end of 2019. Implementation of the Clean Air Rule has been stayed while the appeal is pending. In June 2019, the State of New York passed the Climate Leadership and Community Protection Act (“CLCPA”). This legislation, which becomes effective in January 2020, commits the state to reaching net zero GHG emissions, with interim goals of a 40% reduction in absolute terms from 1990 levels by 2030 and an 85% reduction by 2050. Our Solvay, NY mill could be affected by the implementation of the CLCPA, although we cannot currently quantify any impacts due to uncertainties regarding implementation of the law. The Virginia Department of Environmental Quality has issued regulations that would link the Commonwealth to the Regional Greenhouse Gas Initiative (“RGGI”), which is a nine-state, market-based carbon cap-and-trade program. Although industrial facilities like our paper mills and converting facilities in Virginia would be exempt from the RGGI regulations, electric generating units and utilities subject to the RGGI carbon reduction requirements may incur increased costs that could be passed on to ratepayers like our industrial facilities in Virginia. The State Air Pollution Control Board approved the final RGGI carbon trading regulations in April 2019; however, legislative amendments made to Virginia’s 2019 budget currently block the use of state funds to join RGGI or any climate change compacts, and to prevent using any cap-and-trade revenue without General Assembly approval. In September 2019, Governor Ralph Northam issued Executive Order 43 (“EO 43”), setting goals for Virginia to generate 30 percent of its electricity from carbon-free sources by 2030 and 100 percent by 2050. EO 43 directs various state agencies, including the Department of Environmental Quality, to develop a plan of action to meet these energy goals and address related issues such as energy storage, energy efficiency and environmental justice.

The agreement signed in April 2016 among the U.S. and over 170 other countries, which arose out of negotiations at the United Nation’s Conference of Parties (COP21) climate summit in December 2015 (the “Paris Agreement”), established a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set GHG reduction targets. The Paris Agreement became effective in November 2016. Although a party to the agreement may not provide the required one-year notice of withdrawal until three years after the effective date, in 2017, President Trump announced that the U.S. intended to withdraw from the Paris Agreement. At this time, it is not possible to determine how the Paris Agreement, or any potential U.S. commitments in lieu of those under the agreement, may impact U.S. industrial facilities, including our domestic operations.

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

Regulation related to climate change continues to develop in the areas of the world where we conduct business. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate related laws, regulations and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations.

Sustainability

Sustainability is an integral part of our business strategy and one of our four stated key value drivers for our customers. Paper-based packaging has several attributes that, we believe, makes it well-suited to helping our customers provide sustainable solutions for their customers. For example, it is lightweight, durable, versatile, and in many instances, recyclable and made with renewable materials. Given the size and geographic breadth of our manufacturing operations and our history of developing innovative products and solutions, we believe that we are uniquely positioned to help our customers improve their sustainability. Also, we are helping to drive the development of the circular economy by recovering used paper-based packaging through our extensive network of recycling facilities and turning the recovered fiber into new packaging or selling it to others to use to make new products. Examples of our commitment to sustainability include having one of the industry’s largest certified virgin fiber procurement systems and heading an industry-leading foodservice recycling initiative. We have been recognized for our sustainability efforts through, among other things, industry award programs and inclusion in the FTSE 4 Good index.

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

Employees

At September 30, 2019, we employed approximately 51,100 people, of which approximately 78% were located in the U.S. and Canada and 22% were located in Europe, South America, Mexico and Asia/Pacific. Of the approximately 51,100 employees, approximately 71% were hourly and 29% were salaried. Approximately 46% of our hourly employees in the U.S. and Canada are covered by collective bargaining agreements (“CBA” or “CBAs”), which typically have four to six year terms. Approximately 17% of those employees covered under CBAs are operating under agreements that expire within one year and approximately 4% of those employees are working under expired contracts.

While we have experienced isolated work stoppages in the past, we have been able to resolve them, and we believe that working relationships with our employees are generally good. While the terms of our CBAs vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered.

In October 2014, we entered into a master agreement with the United Steelworkers Union (“USW”) that applied to substantially all of our legacy RockTenn facilities represented by the USW at that time. The agreement has a six year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing and successorship. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. Wage increases specified in the master agreement have been negotiated and ratified. The master agreement permits us to apply its terms to USW employees who work at facilities we acquire during the term of the agreement, and, it now covers many former MeadWestvaco, KapStone and other facilities acquired. WestRock and the USW are currently re-negotiating a successor agreement to the original master agreement. The master agreement covers approximately 63 of our U.S. facilities and approximately 8,900 of our employees.

See Item 1A. “Risk Factors — We May Be Adversely Impacted By Work Stoppages and Other Labor Relations Matters”.

International Operations

Our operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe, Asia and Australia. Sales attributable to non-U.S. operations were 18.2%, 19.9% and 17.6% of our net sales in fiscal 2019, 2018 and 2017, respectively, some of which were transacted in U.S. dollars. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We are Exposed to Risks Related to International Sales and Operations”.

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

Forward-Looking Information

This report contains statements that relate to future, rather than past, events. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements made in this report often address our expected future business and financial performance and financial conditions, and often contain words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods. Forward-looking statements are based on currently available information and our current expectations, beliefs, plans or forecasts, and include statements made in this report regarding, among other things:

•	our belief that we are one of the largest paper recyclers in North America;
•	our belief that we are the largest manufacturer of solid fiber partitions in North America measured by net sales;
•	our expectation that we will complete the monetization of our Land and Development holdings during fiscal 2020;
•	our belief that we would be able to source significant replacement quantities from other suppliers in the event we incur production disruptions for recycled or virgin containerboard and paperboard;
•	our belief that we have good relationships with our customers;
•	our belief that our ability to leverage our full portfolio of differentiated solutions and capabilities enables us to set ourselves apart from our competitors;
•	our belief that we compete effectively on price, design, product innovation, quality and service;
•	our belief that future compliance with health and safety laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows;
•

our belief that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will not have a material adverse effect on our results of operations, financial condition or cash flows;

•

our belief that the costs associated with investigations or remediations under various environmental laws and regulations, including CERCLA, will not have a material adverse effect on our results of operations, financial condition or cash flows;

•

our belief that matters relating to previously identified third party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been satisfied by claims in the Smurfit-Stone bankruptcy proceedings;

•

our belief that we can assert claims for indemnification pursuant to existing rights we have under purchase and other agreements in connection with certain remediation sites and have insurance coverage, subject to applicable deductibles/retentions, policy limits and other conditions, for certain environmental matters;

•	our expectation that compliance with the Western Climate Initiative and other similar programs may require future expenditures to meet required GHG emission reduction requirements in future years;
•	our belief that we are uniquely positioned to help our customers improve their sustainability;
•	that our businesses are likely to continue experiencing cycles relating to industry capacity and general economic conditions;
•	our belief that working relationships with our employees are generally good;
•

our expectation that the benefits from potential, as well as completed, acquisitions and joint ventures will include synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do;

•	our belief that we have made significant progress integrating KapStone’s operations into our management and operating structures;
•	our expectation that the KapStone Acquisition will generate run-rate synergies and performance improvements of more than $200 million by the end of fiscal 2021;
•	our expectation that we will continue to incur significant capital, operating and other expenditures complying with applicable environmental, health and safety laws and regulations;
•	that we may be required to incur additional indebtedness or issue equity securities in order to satisfy our payment or investment obligations in respect of Grupo Gondi;
•	that we may form additional joint ventures;
•

our belief that certain multiemployer pension plans (“MEPP” or “MEPPs”) in which we participate or have participated, including Pace Industry Union-Management Pension Fund (“PIUMPF”), have material unfunded vested benefits;

•	that we expect to challenge the PIUMPF accumulated funding deficiency, and that we expect to begin making monthly payments for the PIUMPF withdrawal liabilities in fiscal 2020;
•	that we are may withdraw from other MEPPs in the future;
•	our belief that our existing production capacity is adequate to serve existing demand for our products and that our plants and equipment are in good condition;
•	our belief that the resolution of lawsuits and claims will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows;
•	that we expect in the future to continue to evaluate potential acquisitions similar to those completed in the past, although the size of individual acquisitions may vary;
•	our belief that our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance;
•	our expectation that we will generate net sales of between $18.0 and $18.5 billion in fiscal 2020, and the factors thereof;

•

our expectation that our earnings in fiscal 2020 to be impacted by pricing declines, as well as cost inflation related to wages, benefits and other non-commodity categories, and that we expect to experience commodity cost deflation, particularly related to recycled fiber;

•

our expectation that slightly more of our earnings will be generated in the second half of the fiscal year than in the first half of the fiscal year due to seasonality, the timing of scheduled mill maintenance outages and our strategic capital projects;

•

our expectation that we will reconfigure our North Charleston, SC mill beginning in the second quarter of fiscal 2020, and that reconfiguration is expected to reduce our linerboard capacity by approximately 288,000 tons and our annual costs by approximately $40 million, including a workforce reduction over a five-month period;

•

that the new paper machine at our Florence, SC mill is scheduled to start up during the spring of 2020, and that we expect to incur maintenance downtime during the first quarter of fiscal 2020 in connection with this project;

•	that the upgrade of our mill located in Tres Barras, Brazil is expected to be completed in the first half of calendar 2021;
•

our general expectation that the integration of a closed facility’s assets and production with other facilities will enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility;

•	our belief that it is likely that we will engage in future restructuring activities;
•

with respect to the impact of Hurricane Michael on our Panama City, FL mill, (a) our expectation that all remaining repair work will be completed during fiscal 2020 and 2021, (b) our anticipation that the total of our property damage and business interruption claim will exceed $200 million and (c) our expectation that we will recover the majority of the additional amount of direct costs and lost production and sales, excluding our $15 million deductible, in future periods through insurance reimbursements;

•

our expectation that funding for our domestic operations in the foreseeable future to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities, and that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations;

•

our expectation that capital expenditures in fiscal 2020 will be approximately $1.1 billion, that with the completion of certain of our strategic capital projects in fiscal 2019 and 2020 we expect to transition to our long-range capital expenditure run rate of approximately $900 million to $1.0 billion a year in fiscal 2021 and that we generally expect our base capital expenditures to be roughly half invested in maintenance and half invested in high return generating projects;

•	our estimation that we will invest approximately $15 million for capital expenditures during fiscal 2020 in connection with matters relating to environmental compliance;
•

our expectation that we will utilize the remaining U.S. federal net operating losses primarily over the next two years and that foreign and state net operating losses and credits will be used over a longer period of time;

•

our expectation that, including the estimated impact of book and tax differences, subject to changes in tax laws, our cash tax rate will move closer to our income tax rate in fiscal 2020, 2021 and 2022;

•	our expectation that we will contribute approximately $27 million to our U.S. and non-U.S. pension plans in fiscal 2020;

•	our estimation that minimum pension contributions to our U.S. and non-U.S. pension plans will be in the range of approximately $24 million to $28 million annually in fiscal 2021 through 2024;
•

our expectation that we will continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (“Pension Act”) and other regulations;

•

our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement (as hereinafter defined), proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities;

•	that we may seek to refinance existing indebtedness, to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness;
•	our beliefs with respect to material changes in future assumptions and estimates related to allowances and impairment;
•

our belief that our estimates for restructuring costs and other costs are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties;

•	our belief that our assumptions are appropriate with respect to health insurance costs, workers’ compensation cost and pension and other postretirement benefit obligations;
•	our expectation of the impact of implementation of various accounting standards, including that certain of these standards will not have a material effect on our consolidated financial statements;
•	our belief that the Grupo Gondi (as defined herein) joint venture is helping to grow our presence in the attractive Mexican market;
•	our belief that our restructuring actions have allowed us to more effectively manage our business;
•

our expectation that by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio for our pension plans that yields adequate returns with reduced volatility;

•	our belief that PIUMPF’s demand related to our withdrawal would include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency;
•	our expectation that MWV TN (as defined herein) will only repay the liability at maturity from the Timber Note (as defined herein) proceeds;
•	our belief that the liability for environmental matters was adequately reserved at September 30, 2019;
•	our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims;
•

our belief that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously, and that should the volume of asbestos-related personal injury litigation grow substantially, it is possible that we could incur significant costs resolving these cases;

•

our expectation that the resolution of pending asbestos litigation and proceedings will not have a material adverse effect on results of operations, financial condition or cash flows and that in any given period or periods, it is possible that asbestos-related proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows;
•	our estimation that the exposure with respect to certain guarantees we have made could be approximately $50 million;
•	our belief that our exposure related to guarantees will not have a material impact on our results of operations, financial condition or cash flows;
•	our expectation that we will not issue additional SARs;
•	that we may enter into various hedging transactions, including commodity hedge contracts, interest rate swap agreements and foreign-exchange hedge contracts;
•

our belief that in the event of a distribution in the form of dividends or dispositions of our foreign subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions;

•

that it is reasonably possible that our unrecognized tax benefits will decrease by up to $8.7 million in the next twelve months due to expiration of various statues of limitations and settlement of issues;

•	our belief that our tax positions are appropriate;
•

the expected impact of market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and expected factors affecting those risks, including our exposure to foreign currency rate fluctuations;

•	that the net proceeds from issuances of notes under our commercial paper program are expected to continue to be used for general corporate purposes; and
•

our belief that the decision of the Supreme Court of Brazil concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. Our forward-looking statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control, dependent on actions of third parties or currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability to achieve benefits from acquisitions (including the KapStone Acquisition) and the timing thereof, including synergies, performance improvements and successful implementation of capital projects (including our strategic capital projects); risks and uncertainties associated with, the KapStone Acquisition; the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; uncertainties related to planned and unplanned mill outages or production disruptions; investment performance, discount rates, return on pension plan assets and expected compensation levels; fluctuations in energy, raw materials, shipping and capital equipment costs; fluctuations in selling prices and volumes; intense competition; the impact of operational restructuring activities; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions; the impact of announced price increases or decreases and the impact of the gain and loss of customers; compliance with governmental laws and regulations, including those related to the environment; the scope, and timing and outcome of any litigation, claims, or other proceedings or dispute resolutions and the impact of any such litigation (including the Brazil Tax Liability), claims or other proceedings or dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; the occurrence of severe weather or a natural disasters, such as hurricanes or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; and other factors that are discussed in Item 1A. “Risk Factors”.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Item 1A.	RISK FACTORS

We are subject to certain risks and events that, if one or more occur, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock, par value $0.01 per share (“Common Stock”). In evaluating us, our business and a potential investment in our securities, you should consider the following risk factors and the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC. The risks addressed below are not the only ones we face. Additional risks not currently known to us or that we currently believe to be immaterial could also adversely impact our business.

Industry Risks

We May Experience Pricing Variability

Our businesses have experienced, and are likely to continue experiencing, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. Prices for our products are driven by many factors, including general economic conditions, demand for our products and competitive conditions in the industries within which we compete, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock could be adversely affected. For example, we believe that the trading price of our Common Stock was adversely affected in fiscal 2018 and fiscal 2019 due, in part, to concerns about announcements by certain of our competitors of planned additional capacity in the North American containerboard market, as well as the subsequent implementation of certain of those plans.

Certain published indices (including those published by Pulp and Paper Week (“PPW”)) contribute to the setting of selling prices for some of our products. PPW is a limited survey that may not accurately reflect changes in market conditions for our products. Changes in how PPW is maintained, or other indices are established or maintained, could adversely impact the selling prices for these products.

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

We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation

We rely heavily on the use of certain raw materials, energy sources and third-party companies to transport our goods.

The costs of recycled fiber and virgin fiber, the principal externally sourced raw materials for our mills, are subject to pricing variability due to market and industry conditions. Demand for recycled fiber has fluctuated and may increase due to, among other factors, the addition of new recycled paper mill capacity, increasing demand for products packaged in packaging produced from paper manufactured from 100% recycled fiber and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled fiber content. In 2018, China implemented a ban on the importation of some categories of recyclable materials (including mixed paper) and set strict contamination levels for other recovered paper imports. The implementation of these policies resulted in lower demand for recycled fiber in the U.S. and lower associated costs for us in fiscal 2018 and fiscal 2019. If China ends or changes these policies, demand for recycled fiber may increase our costs and adversely affect our profitability. The market price of virgin fiber varies based on availability and source of virgin fiber, and the availability of virgin fiber may be impacted by, among other factors, weather conditions. In fiscal 2019, the profitability of our U.S. operations was adversely impacted by wet weather conditions, particularly in the southern portion of the U.S., which adversely impacted the availability of virgin fiber at some of our mills. In addition, costs for key chemicals used in our manufacturing operations fluctuate, which impacts our manufacturing costs. Certain published indices contribute to price setting for some of our raw materials and future changes in how these indices are established or maintained could adversely impact the pricing of these raw materials.

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

We distribute our products primarily by truck and rail, although we also distribute some of our products by cargo ship. The reduced availability of trucks, rail cars or cargo ships could adversely impact our ability to distribute our products in a timely manner. High transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.

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

We Face Intense Competition

We compete in industries that are highly competitive. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. We generally compete with companies operating in North America, although we have operations spanning North America, South America, Europe, Asia and Australia. Factors affecting our ability to compete include the entry of new competitors into the markets we serve, increased competition from overseas producers, our competitors’ pricing strategies, the introduction by our competitors of new technologies and equipment, our ability to anticipate and respond to changing customer preferences and our ability to maintain the cost-efficiency of our facilities. In addition, changes within these industries, including the consolidation of our competitors and our customers, may impact competitive dynamics. For example, in 2018, International Paper Company completed the combination of its North American consumer packaging business with a subsidiary of Graphic Packaging Holding Company, which competes with our Consumer Packaging segment. If our competitors are more successful than we are with respect to any key competitive factor, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

Our products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood and various types of metal. Customer shifts away from containerboard and paperboard packaging to packaging made from other materials could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Operating Risks

We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments, and Completing Divestitures

We have completed a number of mergers, acquisitions, investments and divestitures in recent years, including the Combination, our investment in Gondi, S.A. de C.V. (“Grupo Gondi”), the Separation, the HH&B Sale, the MPS Acquisition and the KapStone Acquisition, and we may acquire, invest in or sell, or enter into joint ventures with additional companies. We may not be able to identify suitable targets or purchasers or successfully complete suitable transactions in the future, and completed transactions may not be successful. These transactions create risks, including, but not limited to, risks associated with:

•	disrupting our ongoing business, including distracting management from our existing businesses;
•

integrating acquired businesses and personnel into our business, including integrating information technology systems and operations across different cultures and languages, and addressing the economic, political and regulatory risks associated with specific countries;

•	working with partners or other ownership structures with shared decision-making authority;
•

obtaining and verifying relevant information regarding a business prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances that could result in litigation or regulatory risk exposure;

•	obtaining required regulatory approvals and/or financing on favorable terms;
•	retaining key employees, contractual relationships or customers;
•	the potential impairment of assets and goodwill;
•	the additional operating losses and expenses of businesses we acquire or in which we invest;
•	implementing controls, procedures and policies at companies we acquire; and
•	the dilution of interests of holders of our Common Stock through the issuance of equity securities.

Mergers, acquisitions and investments may not be successful and may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. Among the benefits we expect from potential, as well as completed, acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do. For acquisitions, our success in realizing these benefits and the timing of realizing them depend on the successful integration of the acquired businesses and operations with our business and operations. Even if we integrate these businesses and operations successfully, we may not realize the full benefits we expected within the anticipated timeframe, or at all, and the benefits may be offset by unanticipated costs or delays.

We expect the KapStone Acquisition to generate run-rate synergies and performance improvements of more than $200 million by the end of fiscal 2021. The success of the KapStone Acquisition will depend on, among other things, our ability to realize anticipated growth opportunities, cost savings and other synergies. Our success in realizing these benefits, and the timing of realizing these benefits, will depend on us successfully integrating KapStone with our Corrugated Packaging business, which may be more difficult, complex, costly and time consuming than we expect. The integration process and other disruptions resulting from the KapStone Acquisition may disrupt ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with employees, suppliers, customers and others. If we are not able to successfully integrate KapStone within the anticipated time frame, or at all, the expected cost savings and synergies and other benefits of the KapStone Acquisition may not be realized fully, or at all, or may take longer or cost us more to realize than expected, the combined businesses may not perform as expected, management’s time and energy may be diverted, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

Our Acquisition of KapStone Subjects Us to Various Risks and Uncertainties

As a result of the KapStone Acquisition, we are subject to various risks and uncertainties, including the following:

•	we may fail to realize anticipated synergies, cost savings, operating efficiencies and other benefits;
•

our incurrence of substantial indebtedness in connection with financing the KapStone Acquisition may have an adverse effect on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions;

•	we may not be able to integrate KapStone without encountering difficulties and diverting management’s focus and resources from ordinary business activities and opportunities;
•	we may face challenges retaining KapStone’s customers and suppliers; and
•	we may encounter unforeseen internal control, regulatory or compliance issues.

Any one or more of these risks could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Incur Business Disruptions

The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with:

•	catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, or other similar occurrences;
•	interruptions in the delivery of raw materials or other manufacturing inputs;
•	adverse government regulations;
•	equipment breakdowns or failures;
•	prolonged power failures;
•	unscheduled maintenance outages;
•	information system disruptions or failures due to any number of causes, including cyber-attacks;
•	violations of our permit requirements or revocation of permits;
•	releases of pollutants and hazardous substances to air, soil, surface water or ground water;
•	disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	shortages of equipment or spare parts; and
•	labor disputes and shortages.

For example, in 2018, operations at our Florence, South Carolina and Panama City, FL mills were interrupted by hurricanes, resulting in lost mill production and the incurrence of damages, supply chain disruptions and increased input costs (see “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information) and, in 2019, operations at three of our mills located in the southeastern U.S. were temporarily idled in advance of the landfall of a hurricane.

Business disruptions may impair our production capabilities and adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Fail to Anticipate Trends That Would Enable Us to Offer Products That Respond to Changing Customer Preferences

Our success depends, in part, on our ability to offer differentiated solutions, and we must continually develop and introduce new products and services to keep pace with technological and regulatory developments and changing customer preferences. The services and products that we offer customers may not meet their needs as their business models evolve. Also, our customers may decide to decrease their use of our products, use alternative materials for their product packaging or forego the packaging of certain products entirely. Regulatory developments can also significantly alter the market for our products. For example, a move to electronic distribution of disclaimers and other paperless regimes could adversely impact our healthcare inserts and labels businesses.

Consumer preferences for products and packaging formats are constantly changing based on, among other factors, cost, convenience, and health, environmental and social concerns and perceptions. For example, changing consumer dietary habits and preferences have slowed the sales growth for certain of the food and beverage products we package. Also, there is an increasing focus among consumers to ensure that products delivered through e-commerce are packaged efficiently. For instance, Amazon has begun requiring that all items sold through Amazon that are larger than a specified size be designed and certified as ready-to-ship. Our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected if we fail to anticipate trends that would enable us to offer products that respond to changing customer preferences.

Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated

We regularly make capital expenditures and many of our capital projects are complex, costly and/or implemented over an extended period of time. For example, in fiscal 2019, we completed strategic capital projects at our Porto Feliz corrugated box plant in the Brazilian state of Sao Paulo, our Cottonton, Alabama and Covington, Virginia mills, and we continue to invest in strategic projects at our Florence, South Carolina and Tres Barras, Brazil mills. Our capital expenditures for these and other capital projects could be higher than we anticipated, we may experience unanticipated business disruptions and/or we may not achieve the desired benefits from the capital projects, any of which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In addition, disputes between us and contractors who are involved with implementing capital projects could lead to time-consuming and costly litigation.

We are Exposed to Risks Related to International Sales and Operations

We derived 18.2% of our net sales in fiscal 2019 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Our operating results and business prospects could be adversely affected by risks related to the countries outside the U.S. in which we have manufacturing facilities or sell our products. Specifically, Brazil, China, Mexico and India, where we maintain operations directly or through a joint venture, are exposed to varying degrees of economic, political and social instability. We are exposed to risks of operating in those countries, as well as others, including, but not limited to, risks associated with:

•	the difficulties with and costs of complying with a wide variety of complex laws, treaties and regulations;
•

unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	repatriating cash from foreign countries to the U.S.;
•	political, economic and social instability;
•	import and export restrictions and other trade barriers;
•	responding to disruptions in existing trade agreements or increased trade tensions between countries or political and economic unions;
•	maintaining overseas subsidiaries and managing international operations;
•	obtaining regulatory approval for significant transactions;
•	government limitations on foreign ownership or takeovers, nationalizations of business or mandated price controls;
•	fluctuations in foreign currency exchange rates; and
•	transfer pricing.

Any one or more of these risks could adversely affect our international operations and our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Cannot Operate Our Joint Ventures Solely For Our Benefit, Which Subjects Us to Risks

We have invested in joint ventures and may form additional joint ventures in the future. Our participation in joint ventures is subject to risks, including, but not limited to, risks associated with:

•	shared decision-making, which could require us to expend additional resources to resolve impasses or potential disputes;
•	maintaining good relationships with our partners, which could limit our future growth potential;
•	conflict of interest issues if our partners have competing interests;
•	investment or operational goals that conflict with our partners’ goals, including the timing, terms and strategies for investments or future growth opportunities;
•	our partners’ ability to fund their share of required capital contributions or to otherwise fulfill their obligations as partners; and
•	obtaining consents from our partners for any sale or other disposition of our interest in a joint venture or underlying assets of the joint venture.

We May Produce Faulty or Contaminated Products Due to Failures in Quality Control Measures and Systems

Our failure to produce products that meet safety and quality standards could result in adverse effects on consumer health, litigation exposure, loss of market share and adverse financial impacts, among other potential consequences, and we may incur substantial costs in taking appropriate corrective action (up to and including recalling products from end consumers) and to reimburse customers and/or end consumers for losses that they suffer as a result of these failures. Our actions or omissions with respect to product safety and quality could lead to regulatory investigations, enforcement actions and/or prosecutions, and result in adverse publicity, which may damage our reputation. Any of these results could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We provide guarantees or representations in certain of our contracts that our products are produced in accordance with customer specifications. If the product contained in packaging manufactured by us is faulty or contaminated, the manufacturer of the product may allege that the packaging we provided caused the fault or contamination, even if the packaging complies with contractual specifications. If our packaging fails to function properly or to preserve the integrity of its contents, we could face liability from our customers and third parties for bodily injury or other damages. These liabilities could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Depend on Certain Large Customers

Our Corrugated Packaging and Consumer Packaging segments have large customers, the loss of which could adversely affect each segment’s sales and, depending on the significance of the loss, our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In particular, because our businesses operate in highly competitive industry segments, we regularly bid for new business or for the renewal of existing business. The loss of business from our larger customers, or the renewal of business on less favorable terms, may adversely impact our financial results.

We are Subject to Cyber-Security Risks, Including Related to Customer, Employee, Vendor or Other Company Data

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. In addition, we collect and store data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third-party providers, we may become subject to system damage, disruptions or shutdowns due to any number of causes, including cyber-attacks, breaches, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, service providers, natural disasters or other catastrophic events. These vulnerabilities may remain undetected for an extended period of time. We may face other challenges and risks as we upgrade and standardize our information technology systems as part of our integration of acquired businesses and operations. We maintain contingency plans to prevent or mitigate the impact of these events; however, these events could result in operational disruptions or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Be Adversely Impacted By Work Stoppages and Other Labor Relations Matters

A significant number of our union employees are governed by CBAs. Expired contracts are in the process of renegotiation and others expire within one year. For example, we are negotiating a successor agreement to the original master agreement with the USW, which is scheduled to expire October 2020. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate them on favorable terms. We have experienced work stoppages in the past and may experience them in the future. If we are unable to successfully renegotiate the terms of any of these agreements, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected. In addition, our businesses rely on vendors, suppliers and other third parties that have union employees. Strikes or work stoppages affecting these vendors, suppliers and other third parties could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Fail to Attract, Motivate, Train and Retain Qualified Personnel, Including Key Personnel

Our success depends on our ability to attract, motivate, train and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

We rely on key executive and management personnel to manage our business efficiently and effectively. The loss of any of our key personnel could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted. In particular, our failure to identify candidates with the leadership skills to manage our increasingly complex organization, and our failure to ensure effective transfers of knowledge and smooth transitions involving key executives, could hinder our strategic planning and execution.

Financial Risks

We May Be Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change

Our businesses may be adversely affected by a number of factors that are beyond our control, including, but not limited to:

•	general economic and business conditions;
•

changes in tax laws or tax rates and conditions in the financial services markets, including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar and the impact of a stronger U.S. dollar;

•	financial uncertainties in our major international markets, including uncertainties surrounding the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit”;

•	social and political change impacting matters such as sustainability, environmental regulations and trade policies and agreements; or
•	government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which we operate.

For example, we may experience lower demand for our products and the products of our customers that utilize our products if economic conditions in the U.S. and globally (including in Europe, Brazil and Mexico) deteriorate and result in higher unemployment rates, lower family income, unfavorable currency exchange rates, lower corporate earnings, lower business investment or lower consumer spending. In addition, changes in trade policy, including renegotiating or potentially terminating, existing bilateral or multilateral agreements, as well as the imposition of tariffs, could impact demand for our products and the costs associated with certain of our capital investments. Macro-economic challenges may also lead to changes in tax laws or tax rates that may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. We are not able to predict with certainty economic and financial market conditions, and social and political change, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected by adverse market conditions and social and political change.

The Level of Our Indebtedness Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business

At September 30, 2019, we had $10.1 billion of debt outstanding. The level of our indebtedness could have important consequences, including:

•

a portion of our cash flows from operations will be dedicated to payments on indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities, including acquisitions;

•	we may be limited in our ability to obtain additional financing for working capital, capital expenditures, future business opportunities, acquisitions, general corporate and other purposes;
•	our indebtedness that is subject to variable rates of interest exposes us to increased debt service obligations in the event of increased interest rates;
•	we may be limited in our ability to adjust to changing market conditions, which would place us at a competitive disadvantage compared to competitors that have less debt; and
•	our vulnerability to a downturn in general economic conditions or in our business may increase, and we may be unable to carry out important capital spending.

Certain of our variable rate debt uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.

We are subject to agreements that require us to meet and maintain certain financial ratios and covenants and may restrict us from, among other things, disposing of assets and incurring additional indebtedness. These restrictions may limit our flexibility to respond to changing market conditions and competitive pressures.

Credit Rating Downgrades Could Increase Our Borrowing Costs or Otherwise Adversely Affect Us

Some of our outstanding indebtedness has received credit ratings from rating agencies. Our credit ratings could change based on, among other things, our results of operations and financial condition. Credit ratings are subject to ongoing evaluation by credit rating agencies and may be lowered, suspended or withdrawn entirely by a rating agency or placed on a “watch list” for a possible downgrade or assigned a “negative outlook”. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, could increase our borrowing costs, which could in turn adversely affect our results of operations, cash flows and financial condition, and the trading price of our

Common Stock. If a downgrade were to occur or a negative outlook were to be assigned, it could impact our ability to access the capital markets to raise debt and/or increase the associated costs. In addition, while our credit ratings are important to us, we may take actions and otherwise operate our business in a manner that adversely affects our credit ratings.

We sell short-term receivables from certain customer trade accounts on a revolving basis. Any downgrade of the credit rating or deterioration of the financial condition of these customers may make it more costly or difficult for us to engage in these activities, which could adversely affect our cash flows and liquidity.

We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Would Adversely Impact Our Operating Results and Shareholders’ Equity

At September 30, 2019, the carrying value of our goodwill and intangible assets was $11.3 billion. We review the carrying value of our goodwill for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors and make estimates that require judgment. In fiscal 2019, we identified our Consumer Packaging and Victory Packaging reporting units as having fair values that exceeded their carrying values by less than 10%. Future changes in the cost of capital, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders’ equity, and could impact the trading price of our Common Stock. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” of the Notes to Consolidated Financial Statements for additional information.

Our Pension Plans Will Likely Require Additional Cash Contributions

We expect to continue to make contributions to our pension plans in the coming years in order to ensure that our funding levels remain adequate and meet the requirements of the Pension Act and other regulations. At September 30, 2019, our pensions were underfunded by approximately $0.1 billion. The actual required amounts and timing of future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding. Our pension plan assets are primarily made up of fixed income, equity and alternative investments. Fluctuations in the market performance of these assets and changes in interest rates may result in increased or decreased pension plan costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate, expected compensation levels or mortality could also increase or decrease pension costs. These changes, along with future turmoil in financial and capital markets, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring

We have previously restructured portions of our operations and likely will engage in future restructuring initiatives. Because we are not able to predict with certainty market conditions, including changes in the supply and demand for our products, the loss of large customers, the selling prices for our products or our manufacturing costs, we may not be able to predict with certainty the appropriate time to undertake restructurings. The cash and non-cash costs associated with these activities vary depending on the type of facility impacted, with the non-cash cost of a mill closure generally being more significant than that of a converting facility due to the higher level of investment. Restructuring activities may divert the attention of management, disrupt our operations and fail to achieve the intended cost and operations benefits.

We May Utilize Our Cash Flow or Incur Additional Indebtedness to Satisfy Certain Payment Obligations Related to, or Otherwise Increase our Investment in, Grupo Gondi

In connection with our investment in the joint venture with Grupo Gondi, we entered into an option agreement pursuant to which we and certain shareholders of Grupo Gondi agreed to future put and call options with respect to the equity interests in the joint venture held by each party. We own 32.3% of the joint venture. Pursuant to the option agreement, our joint venture partners may exercise a right on April 1, 2020 to sell us up to 24% of the equity interest in Grupo Gondi at fair market value and, between October 1, 2020 and April 1, 2021, we may exercise a right to purchase an additional 18.7% equity interest in Grupo Gondi from our joint venture partners at a predetermined purchase price. If we exercise our right to purchase the additional 18.7% equity interest, our partners may elect to sell us their remaining interest at fair market value at that time, or a portion thereof in the future in accordance with the terms of the option agreement. In addition, in the event that we do not exercise our right to purchase the additional 18.7% equity interest, our joint venture partners may call our 32.3% equity interest at a predetermined price between October 1, 2021 and April 1, 2022. These arrangements, or other arrangements pursuant to which we increase our ownership in Grupo Gondi, may require us to dedicate a substantial portion of our cash flow to satisfy our payment or investment obligations, which may reduce the amount of funds available for our operations, capital expenditures and corporate development activities. Also, we may be required to incur additional indebtedness or issue equity securities in order to satisfy our payment or investment obligations.

We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs

We participate in several MEPPs. Our contributions to any particular MEPP may increase based on the declining funded status of a MEPP and legal requirements, such as those of the Pension Act, which require substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. The funded status of a MEPP may be impacted by, among other items, a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of companies withdrawing from the plan to pay their withdrawal liability, low interest rates, changes in actuarial assumptions and/or lower than expected returns on pension fund assets.

We believe that certain of the MEPPs in which we participate or have participated, including PIUMPF, have material unfunded vested benefits. In fiscal 2018, we submitted formal notification to withdraw from PIUMPF and the Central Sates, Southeast and Southwest Areas Pension Fund (“Central States”), and recorded aggregate withdrawal liabilities of $184.2 million (nearly all of which was for PIUMPF), which includes an estimate of our portion of PIUMPF’s accumulated funding deficiency. We may withdraw from other MEPPs in the future.

In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. We expect to begin making monthly payments for these withdrawal liabilities in fiscal 2020.

The impact of increased contributions, future funding obligations or future withdrawal liabilities may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information, including a summary of the demand letters we received from PIUMPF.

Legal and Regulatory Risks

We are Subject to a Wide Variety of Laws, Regulations and Other Requirements That are Subject to Change and May Impose Substantial Compliance Costs

We are subject to a wide variety of federal, state, local and foreign laws, regulations and other requirements, including those relating to the environment, product safety, competition, corruption, occupational health and safety, labor and employment, data privacy, tax and health care. These laws, regulations and other requirements may change or be applied or interpreted in ways that will require us to modify our equipment and/or operations, subject us to enforcement risk, expose us to reputational harm or impose on or require us to incur additional costs, including substantial compliance costs, which may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We have incurred, and expect to continue to incur, significant capital, operating and other expenditures complying with applicable environmental, health and safety laws and regulations. Our environmental expenditures include those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater, including situations where we have been identified as a PRP. Because environmental, health and safety regulations are constantly evolving, we will continue to incur costs to maintain compliance with those laws and our compliance costs could increase materially. Future compliance with existing and new laws and requirements may disrupt our business operations and require significant expenditures, and our existing reserves for specific matters may not be adequate to cover future costs. In particular, our manufacturing operations consume significant amounts of energy, and we may in the future incur additional or increased capital, operating and other expenditures from changes due to new or increased climate-related and other environmental regulations. We could also incur substantial liabilities, including fines or sanctions, enforcement actions, natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury under environmental and common laws.

The Foreign Corrupt Practices Act of 1977 and local anti-bribery laws, including those in Brazil, China, Mexico, India and the United Kingdom (where we maintain operations directly or through a joint venture), prohibit companies and their intermediaries from making improper payments to government officials for the purpose of influencing official decisions. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed or alleged to have been committed by our employees, agents or vendors. Any such violations could lead to civil or criminal monetary and non-monetary penalties and/or could damage our reputation.

We are subject to a number of labor and employment laws and regulations that could significantly increase our operating costs and reduce our operational flexibility. Additionally, changing privacy laws in the United States (including the California Consumer Privacy Act, which will become effective in January 2020), Europe (where the General Data Protection Regulation became effective in 2018) and elsewhere have created new individual privacy rights, imposed increased obligations on companies handling personal data and increased potential exposure to fines and penalties.

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

Our corporate and operating facilities as of September 30, 2019 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	112	61	173
Consumer Packaging	84	55	139
Corporate and significant regional offices	—	10	10
Total	196	126	322

The tables that follow show our annual production capacity by mill at September 30, 2019 in thousands of tons, except for the North Charleston, SC mill which reflects our capacity after the previously announced machine closure expected to occur in fiscal 2020. Our mill system production levels and operating rates may vary from year to year due to changes in market and other factors, including the impact of hurricanes and other weather-related events. Our simple average mill system operating rates for the last three years averaged 94%. We own all of our mills.

Corrugated Packaging Mills - annual production capacity in thousands of tons

Location of Mill	Linerboard	Medium	White Top Linerboard	Kraft Paper/Bag	Saturating Kraft / Folding Carton	Market Pulp	Bleached Paperboard	Total Capacity
Longview, WA	510	315		375				1,200
Fernandina Beach, FL	930							930
West Point, VA		185	735					920
Stevenson, AL		885						885
Solvay, NY	548	272						820
Hodge, LA	800							800
Florence, SC	683							683
Panama City, FL	353					292		645
Dublin, GA	137	137		341				615
North Charleston, SC	235				370			605
Seminole, FL	402	198						600
Tres Barras, Brazil	360	185						545
Hopewell, VA	527							527
Roanoke Rapids, NC	290			210				500
Tacoma, WA	90		275	60		60		485
La Tuque, QC			345				131	476
Cowpens, SC	45	185						230
St. Paul, MN		200						200
Morai, India	155	25						180
Total Capacity	6,065	2,587	1,355	986	370	352	131	11,846

Our fiber sourcing for our Corrugated Packaging mills is approximately 62% virgin and 38% recycled.

Consumer Packaging Mills - annual production capacity in thousands of tons

Location of Mill	Bleached Paperboard	Coated Natural Kraft	Coated Recycled Paperboard	Specialty Recycled Paperboard	Market Pulp	Total Capacity
Mahrt, AL		1,066				1,066
Covington, VA	950					950
Evadale, TX	660				40	700
Demopolis, AL	360				110	470
St. Paul, MN			170			170
Battle Creek, MI			160			160
Chattanooga, TN				140		140
Dallas, TX			127			127
Lynchburg, VA				118		118
Sheldon Springs, VT (Missisquoi Mill)			111			111
Stroudsburg, PA			80			80
Eaton, IN				64		64
Aurora, IL				32		32
Total Capacity	1,970	1,066	648	354	150	4,188

The production at our Lynchburg, VA mill is gypsum paperboard liner and the paper machine at this mill is owned by our Seven Hills joint venture. Our fiber sourcing for our Consumer Packaging mills is approximately 75% virgin and 25% recycled. Our overall fiber sourcing for mills is approximately 65% virgin and 35% recycled.

At September 30, 2019, we owned approximately 135,000 acres of forestlands in Brazil.

Item 3.	LEGAL PROCEEDINGS

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

See “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II: FINANCIAL INFORMATION

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “WRK”. As of November 4, 2019, there were approximately 6,506 stockholders of record of our Common Stock. The number of stockholders of record includes one single stockholder, Cede & Co., for all of the shares of our Common Stock held by our stockholders in individual brokerage accounts maintained at banks, brokers and institutions.

Dividends

In November 2019, our board of directors declared a quarterly dividend of $0.465 per share, representing a 2.2% increase from the prior $0.455 per share quarterly dividend and an annual dividend of $1.86 per share. During fiscal 2019, we paid an annual dividend of $1.82 per share. During fiscal 2018, we paid an annual dividend of $1.72 per share. During fiscal 2017, we paid an annual dividend of $1.60 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and “Note 20. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Stock Repurchase Plan

See “Note 20. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. WRKCo was the accounting acquirer in the KapStone Acquisition; therefore, the historical consolidated financial statements of WRKCo for periods prior to the transaction (which was completed on November 2, 2018) are also considered to be the historical financial statements of the Company. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2019, 2018 and 2017 and the consolidated balance sheet data as of September 30, 2019 and 2018 from the Consolidated Financial Statements included herein. We derived the consolidated statements of operations and consolidated statements of cash flows data for the year ended September 30, 2016 and 2015 and the consolidated balance sheet data as of September 30, 2017, 2016 and 2015 from audited financial statements not included in this report.

The impact from acquisitions was the primary driver of the changes in the selected financial data in fiscal 2016, 2018 and 2019 as compared to prior years in varying degrees due to the size and timing of the transactions. See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information. The selected financial data has been updated to reflect the Separation. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
(In millions, except per share amounts)	2019	2018	2017	2016	2015

Net sales	$18,289.0	$16,285.1	$14,859.7	$14,171.8	$11,124.8
Multiemployer pension withdrawal (income) expense (1)	$(6.3)	$184.2	$—	$—	$—
Pension risk transfer expense (2)	$—	$—	$—	$370.7	$—
Pension lump sum settlement and retiree medical curtailment, net (3)	$—	$—	$32.6	$—	$11.5
Land and Development impairments (4)	$13.0	$31.9	$46.7	$—	$—
Restructuring and other costs (5)	$173.7	$105.4	$196.7	$366.4	$140.8
Gain on sale of HH&B (6)	$—	$—	$192.8	$—	$—
Income from continuing operations (7)	$867.9	$1,909.3	$698.6	$154.8	$501.2
(Loss) income from discontinued operations (net of tax) (8)	$—	$—	$—	$(544.7)	$10.6
Net income (loss) attributable to common stockholders	$862.9	$1,906.1	$708.2	$(396.3)	$507.1
Diluted earnings per share from continuing operations	$3.33	$7.34	$2.77	$0.59	$2.87
Diluted (loss) earnings per share from discontinued operations	$—	$—	$—	$(2.13)	$0.06
Diluted earnings (loss) per share attributable to common stockholders	$3.33	$7.34	$2.77	$(1.54)	$2.93
Diluted weighted average shares outstanding	259.1	259.8	255.7	257.9	173.3
Dividends paid per common share	$1.82	$1.72	$1.60	$1.50	$1.20
Book value per common share	$45.27	$45.24	$40.64	$38.75	$45.34
Total assets	$30,156.7	$25,360.5	$25,089.0	$23,038.2	$25,372.4
Current portion of debt	$561.1	$740.7	$608.7	$292.9	$63.7
Long-term debt due after one year	$9,502.3	$5,674.5	$5,946.1	$5,496.3	$5,558.2
Total debt	$10,063.4	$6,415.2	$6,554.8	$5,789.2	$5,621.9
Total stockholders’ equity	$11,669.9	$11,469.4	$10,342.5	$9,728.8	$11,651.8
Net cash provided by operating activities	$2,310.2	$1,931.2	$1,463.8	$1,223.3	$865.7
Capital expenditures	$1,369.1	$999.9	$778.6	$796.7	$585.5
Cash paid (received) for purchase of businesses, net of cash acquired	$3,374.2	$239.9	$1,588.5	$376.4	$(3.7)
Cash received in merger	$—	$—	$—	$—	$265.7
Purchases of common stock	$88.6	$195.1	$93.0	$335.3	$336.7
Purchases of commons stock - merger related	$—	$—	$—	$—	$667.8
Cash dividends paid to stockholders	$467.9	$440.9	$403.2	$380.7	$214.5

(1)

In fiscal 2018, we recorded an estimated withdrawal liability of $180.0 million to withdraw from PIUMPF and $4.2 million to withdraw from Central States. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

(2)

In fiscal 2016, we used plan assets to settle $2.5 billion of pension obligations of the WestRock Company Consolidated Pension Plan (the “Plan”) by purchasing group annuity contracts from the Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (“Prudential”). This transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result, we recorded a non-cash charge of $370.7 million pre-tax, which is included in the consolidated statements of income in the line item “Pension and other postretirement non-service income (expense)”.

(3)

In fiscal 2017, lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and a remeasurement of the Plan. As a result of settlement accounting, we recognized as a current period expense a pro-rata portion of the unamortized net actuarial loss, after remeasurement, and recorded a $32.6 million non-cash charge to our earnings, which is included in the consolidated statements of income in the line item “Pension and other postretirement non-service income (expense)”. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information. In fiscal 2015, payments were made to former employees to partially settle obligations of one of our qualified defined benefit pension plans and we recorded a non-cash pre-tax charge of $20.0 million. In addition, changes in retiree medical coverage for certain employees covered by the USW master agreement resulted in the recognition of an $8.5 million pre-tax curtailment gain. These two items netted to an $11.5 million pre-tax charge.

(4)

In fiscal 2019, we recorded a $13.0 million pre-tax non-cash impairment of certain mineral rights. In fiscal 2018, we recorded a $31.9 million pre-tax non-cash impairment of certain mineral rights and real estate. The $23.6 million impairment of mineral rights in fiscal 2018 was driven by the non-renewal of a lease and associated with declining oil and gas prices, and the other $8.3 million was recorded to write-down the carrying value on real estate projects. Similarly, in fiscal 2017, we recorded a pre-tax non-cash real estate impairment of $46.7 million, or $39.7 million net of $7.0 million of noncontrolling interest. Due to the accelerated monetization strategy in our Land and Development segment, the real estate impairments were recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value.

(5)

Costs recorded in each period are not comparable since the timing and scope of the individual actions vary. The restructuring and other costs exclude the Specialty Chemicals costs, which are included in discontinued operations in fiscal 2016. See “Note 4. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements for additional information regarding the type of costs incurred.

(6)

On April 6, 2017, we completed the HH&B Sale. In fiscal 2017, we recorded a pre-tax gain on sale of HH&B of $192.8 million. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” of the Notes to Consolidated Financial Statements for additional information.

(7)

Income from continuing operations was impacted by the HH&B Sale, restructuring and other costs, the Land and Development impairment, multiemployer pension withdrawals, the pension lump sum settlements (including retiree medical curtailment) and pension risk transfer as identified in the table above for the respective years. In addition, income from continuing operations in fiscal 2018 included an income tax benefit of $1,128.8 million related to the Tax Act. See “Note 6. Income Taxes — Impacts of the Tax Act” of the Notes to Consolidated Financial Statements for additional information. Income from continuing operations in fiscal 2019, 2017 and 2015 was reduced by $24.7 million, $26.5 million and $64.7 million, respectively, pre-tax for the expensing of inventory stepped-up in purchase accounting, primarily related to the KapStone Acquisition, the MPS Acquisition and the Combination, respectively.

(8)

Loss from discontinued operations, net of tax in fiscal 2016 included a $478.3 million pre-tax goodwill impairment charge and $101.1 million pre-tax customer list impairment charge associated with our former Specialty Chemicals operations. Income from discontinued operations, net of tax in fiscal 2015 was reduced by $8.2 million pre-tax for the expensing of inventory stepped-up in purchase accounting.

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

On April 6, 2017, we completed the HH&B Sale. We used the proceeds from the HH&B Sale in connection with the MPS Acquisition. We recorded a pre-tax gain on sale of HH&B of $192.8 million in fiscal 2017. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” of the Notes to Consolidated Financial Statements for additional information. On June 6, 2017, we completed the MPS Acquisition. MPS is reported in our Consumer Packaging segment. On November 2, 2018, we completed the KapStone Acquisition. As a result, among other things, the Company became the ultimate parent of WRKCo, KapStone and their respective subsidiaries, and the Company changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”. See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information.

Presentation

Effective in the first quarter of fiscal 2019, we aligned our financial results for all periods presented to move our merchandising displays operations from our Consumer Packaging segment to our Corrugated Packaging segment and to allocate certain previously non-allocated costs and certain pension and other postretirement non-service income (expense) to our reportable segments. Separately, in the first quarter of fiscal 2019, we began conducting our recycling operations primarily as a procurement function. Since then, recycling net sales have not been recorded and the margin from these operations has reduced cost of goods sold. Following the realignment, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which sells real estate, primarily in the Charleston, SC region. Prior to the HH&B Sale, our Consumer Packaging segment included HH&B.

A detailed discussion of the fiscal 2019 year-over-year changes can be found below and a detailed discussion of fiscal 2018 year-over-year changes can be found in “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2019 (the “May 9, 2019 Form 8-K”), which was, as disclosed therein, filed to provide revisions to the Company’s consolidated financial statements, and the notes thereto for the three years ended September 30, 2018 and other related disclosures.

Acquisitions and Investments

During fiscal 2019 and 2018, we completed acquisitions that expanded our product and geographic scope, allowed us to increase our integration levels and impacted our comparative financials. We expect to continue to evaluate similar potential acquisitions in the future, although the size of individual acquisitions may vary. Below we summarize certain of these acquisitions.

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

On September 4, 2018, we completed the acquisition (the “Schlüter Acquisition”) of Schlüter Print Pharma Packaging (“Schlüter”). Schlüter is a leading provider of differentiated paper and packaging solutions and a German-based supplier of a full range of leaflets and booklets. The Schlüter Acquisition allowed us to further enhance our pharmaceutical and automotive platform and expand our geographical footprint in Europe to better serve our customers. We have included the financial results of the acquired operations in our Consumer Packaging segment since the date of the acquisition.

On January 5, 2018, we completed the acquisition (the “Plymouth Packaging Acquisition”) of substantially all of the assets of Plymouth Packaging, Inc. (“Plymouth”). The assets we acquired included Plymouth’s “Box on Demand” systems, which are manufactured by Panotec, an Italian manufacturer of packaging machines. The addition of the Box on Demand systems enhanced our platform, differentiation and innovation. These systems, which are located on customers’ sites under multi-year exclusive agreements, use fanfold corrugated to produce custom, on-demand corrugated packaging that is accurately sized for any product type according to the customer’s specifications. Fanfold corrugated is continuous corrugated board, folded periodically to form an accordion-like stack of corrugated material. As part of the transaction, WestRock acquired Plymouth’s equity interest in Panotec and Plymouth’s exclusive right from Panotec to distribute Panotec’s equipment in the U.S. and Canada. We have fully integrated the approximately 60,000 tons of containerboard used by Plymouth annually. We have included the financial results of Plymouth in our Corrugated Packaging segment since the date of the acquisition.

See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments, and Completing Divestitures”.

Business

	Year Ended September 30,
(In millions)	2019	2018

Net sales	$18,289.0	$16,285.1
Segment income	$1,790.2	$1,707.6

In fiscal 2019, we continued to pursue our strategy of offering differentiated paper and packaging solutions that help our customers win. We successfully executed this strategy in fiscal 2019 in a rapidly changing cost and price environment. Net sales of $18,289.0 million for fiscal 2019 increased $2,003.9 million, or 12.3%, compared to fiscal 2018. The increase was primarily due to the KapStone Acquisition and higher selling price/mix in our Corrugated Packaging and Consumer Packaging segments. These increases were partially offset by the absence of recycling net sales in fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019, lower volumes, unfavorable foreign currency impacts across our segments compared to the prior year and decreased Land and Development net sales.

Segment income increased $82.6 million in fiscal 2019 compared to fiscal 2018, primarily due to increased Corrugated Packaging segment income that was partially offset by lower Consumer Packaging and Land and Development segment income. The impact of the contribution from the acquired KapStone operations, higher selling price/mix across our segments and productivity improvements was largely offset by lower volumes across our segments, economic downtime, cost inflation, increased maintenance and scheduled strategic outage expense (including projects at our Mahrt, AL and Covington, VA mills) and lower Land and Development segment income due to the wind-down of sales. With respect to segment income, we experienced higher levels of cost inflation in both our Corrugated Packaging and Consumer Packaging segments during fiscal 2019 as compared to fiscal 2018 that were partially offset by recovered fiber deflation. The primary inflationary items were virgin fiber, freight, energy and wage and other costs.

We generated $2,310.2 million of net cash provided by operating activities in fiscal 2019, compared to $1,931.2 million in fiscal 2018. We remained committed to our disciplined capital allocation strategy during fiscal 2019 by investing $1,369.1 million in capital expenditures, deployed $3,374.2 million to strategic acquisitions (excluding the assumption of debt) while returning $467.9 million in dividends and $88.6 million to our stockholders in share repurchases. In the nine months following December 2018, the quarter that included the KapStone Acquisition, we reduced total debt $757.4 million. We believe our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance. In fiscal 2020, we expect capital expenditures to be approximately $1.1 billion. See “Liquidity and Capital Resources” for more information.

A detailed review of our fiscal 2019 and 2018 performance appears below under “Results of Operations (Consolidated)” and “Results of Operations — Segment Data”.

For fiscal 2020, we expect to generate net sales of between $18.0 billion and $18.5 billion. Our expectations reflect the anticipated impact of the flow through of previously published price declines in North America containerboard and kraft paper index pricing, as well as the full year impact of market pricing declines that we have experienced in export containerboard and kraft paper, and market pulp. We expect that these declines will be partially offset by the impact of an additional month of KapStone sales and growth in our corrugated box volumes in North America and Brazil, as well as increased volumes in our Consumer Packaging segment.

We expect our earnings in fiscal 2020 to be impacted by the pricing declines noted above, as well as cost inflation related to wages, benefits and other non-commodity categories. We expect to experience commodity cost deflation, particularly related to recycled fiber. Similar to past years, we expect that slightly more of our earnings will be generated in the second half of the fiscal year than in the first half of the fiscal year due to seasonality, the timing of scheduled mill maintenance outages and our strategic capital projects.

In fiscal 2019, we announced plans to reconfigure our North Charleston, SC mill. The project, which we expect to begin in the second quarter of fiscal 2020, is expected to reduce our linerboard capacity by approximately 288,000 tons and our annual costs by approximately $40 million, including a workforce reduction over a five-month period.

We expect to invest approximately $1.1 billion in capital expenditures in fiscal 2020, including approximately $275 million for our strategic capital projects at our Florence, SC and Tres Barras, Brazil mills. We expect to start up the project at our Florence, SC mill in the spring of 2020 and to incur maintenance downtime during the first quarter of fiscal 2020 in connection with this project.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the two years ended September 30, 2019:

	Year Ended September 30,
(In millions)	2019	2018

Net sales	$18,289.0	$16,285.1
Cost of goods sold	14,540.0	12,923.1
Selling, general and administrative, excluding intangible amortization	1,715.2	1,546.6
Selling, general and administrative intangible amortization	400.2	296.6
(Gain) loss on disposal of assets	(41.2)	10.1
Multiemployer pension withdrawal (income) expense	(6.3)	184.2
Land and Development impairments	13.0	31.9
Restructuring and other costs	173.7	105.4
Operating profit	1,494.4	1,187.2
Interest expense, net	(431.3)	(293.8)
Loss on extinguishment of debt	(5.1)	(0.1)
Pension and other postretirement non-service income	74.2	95.3
Other income, net	2.4	12.7
Equity in income of unconsolidated entities	10.1	33.5
Income before income taxes	1,144.7	1,034.8
Income tax (expense) benefit	(276.8)	874.5
Consolidated net income	867.9	1,909.3
Less: Net income attributable to noncontrolling interests	(5.0)	(3.2)
Net income attributable to common stockholders	$862.9	$1,906.1

Non-GAAP Financial Measures

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

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because the measures exclude restructuring and other costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net income attributable to common stockholders and Earnings per diluted share, respectively.

Diluted earnings per share were $3.33 in fiscal 2019 compared to $7.34 in fiscal 2018. Adjusted Earnings Per Diluted Share were $3.98 and $4.09 in fiscal 2019 and 2018, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Years Ended September 30,
	2019	2018
Earnings per diluted share	$3.33	$7.34
Restructuring and other items	0.56	0.30
Accelerated depreciation on major capital projects and certain plant closures	0.12	0.08
Inventory stepped-up in purchase accounting, net of LIFO	0.07	—
Losses at closed plants, transition and start-up costs	0.05	0.06
Land and Development impairment and operating results (1)	0.03	0.02
Impact of Tax Act, net of related tax planning	0.02	(4.22)
Loss on extinguishment of debt	0.02	—
Gain on sale of certain closed facilities	(0.15)	—
Direct expenses from Hurricane Michael, net of related proceeds	(0.03)	—
Interest accretion and other	(0.02)	—
Brazil indirect tax	(0.02)	—
Multiemployer pension withdrawal (income) expense	(0.01)	0.52
Acquisition bridge and other financing fees	—	0.03
Consumer Packaging segment acquisition reserve adjustments	—	(0.06)
Gain on sale of waste services	—	(0.03)
Other	0.01	0.05
Adjusted Earnings Per Diluted Share	$3.98	$4.09

(1)	Includes a $13.0 million and $23.6 million impairment of mineral rights in fiscal 2019 and 2018, respectively.

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

	Year ended September 30, 2019
	Pre-Tax	Tax	Net of Tax
GAAP Results	$1,144.7	$(276.8)	$867.9
Restructuring and other items	173.7	(28.1)	145.6
Accelerated depreciation on major capital projects and certain plant closures	42.1	(10.5)	31.6
Inventory stepped-up in purchase accounting, net of LIFO	24.7	(6.0)	18.7
Losses at closed plants, transition and start-up costs	19.7	(5.6)	14.1
Land and Development impairment and operating results (1)	10.5	(2.6)	7.9
Impact of Tax Act	—	4.1	4.1
Loss on extinguishment of debt	5.1	(1.3)	3.8
Gain on sale of certain closed facilities	(52.6)	12.9	(39.7)
Direct expenses from Hurricane Michael, net of related proceeds	(10.8)	2.6	(8.2)
Interest accretion and other	(5.5)	1.3	(4.2)
Brazil indirect tax	(7.3)	2.1	(5.2)
Multiemployer pension withdrawal (income) expense	(4.6)	1.2	(3.4)
Other	3.9	(1.0)	2.9
Adjusted Results	$1,343.6	$(307.7)	$1,035.9
Noncontrolling interests			(5.0)
Adjusted Net Income			$1,030.9

(1)	Includes a $13.0 million impairment of mineral rights in fiscal 2019.

	Year ended September 30, 2018
	Pre-Tax	Tax	Net of Tax
GAAP Results	$1,034.8	$874.5	$1,909.3
Restructuring and other items	105.4	(26.3)	79.1
Accelerated depreciation on major capital projects	27.0	(7.4)	19.6
Inventory stepped-up in purchase accounting, net of LIFO	1.0	(0.3)	0.7
Losses at closed plants and transition costs	19.4	(5.0)	14.4
Land and Development impairment and operating results (1)	6.9	(1.6)	5.3
Impact of Tax Act	—	(1,096.9)	(1,096.9)
Loss on extinguishment of debt	0.1	—	0.1
Multiemployer pension withdrawal expense	183.3	(47.7)	135.6
Acquisition bridge and other financing fees	12.0	(3.1)	8.9
Consumer Packaging segment acquisition reserve adjustments	(20.1)	5.2	(14.9)
Gain on sale of waste services	(12.3)	4.4	(7.9)
Other	13.7	(1.9)	11.8
Adjusted Results	$1,371.2	$(306.1)	$1,065.1
Noncontrolling interests			(3.2)
Adjusted Net Income			$1,061.9

(1)	Includes a $23.6 million impairment of mineral rights in fiscal 2018.

We discuss certain of these charges in more detail in “Note 4. Restructuring and Other Costs”, “Note 5. Retirement Plans”, and “Note 6. Income Taxes”.

Net Sales (Unaffiliated Customers)

Net sales in fiscal 2019 increased $2,003.9 million, or 12.3%, compared to fiscal 2018. The increase was primarily attributable to the KapStone Acquisition and higher selling price/mix in our Corrugated Packaging and Consumer Packaging segments. These increases were partially offset by the absence of recycling net sales in fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019, lower volumes and unfavorable foreign currency impacts across our segments compared to the prior year. The change in net sales by segment is outlined below in “Results of Operations — Segment Data”.

Cost of Goods Sold

Cost of goods sold increased to $14,540.0 million in fiscal 2019 compared to $12,923.1 million in fiscal 2018. Cost of goods sold as a percentage of net sales was 79.5% in fiscal 2019 compared to 79.4% in fiscal 2018. The increase in cost of goods sold in fiscal 2019 compared to fiscal 2018 was primarily due to increased net sales associated with the impact of acquisitions (primarily the KapStone Acquisition), higher levels of cost inflation and other items. These factors were partially offset by lower recovered fiber costs and productivity improvements. We discuss these items in greater detail below. In fiscal 2019, we received $180.0 million of insurance proceeds related to Hurricane Michael, primarily associated with our Panama City, FL mill that were recorded as a reduction of cost of goods sold. See “Hurricane Michael” below for additional information. We discuss these items in greater detail below in “Results of Operations — Segment Data”.

Selling, General and Administrative Excluding Intangible Amortization

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization increased $168.6 million to $1,715.2 million in fiscal 2019 compared to fiscal 2018 primarily due to the KapStone Acquisition. SG&A excluding intangible amortization as a percentage of net sales declined in fiscal 2019 to 9.4% from 9.5% in fiscal 2018.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $400.2 million and $296.6 million in fiscal 2019 and 2018, respectively. The increase in fiscal 2019 compared to fiscal 2018 was primarily due to the KapStone Acquisition.

(Gain) Loss on Disposal of Assets

The gain on disposal of assets in fiscal 2019 was $41.2 million and the loss on disposal of assets in fiscal 2018 was $10.1 million. The gain on disposal of assets in fiscal 2019 was primarily due to the $48.5 million gain on sale of our former Atlanta beverage facility recorded in the first quarter of fiscal 2019.

Multiemployer Pension Withdrawal (Income) Expense

In the fiscal 2019, we recorded a $6.3 million reduction to a previously recorded MEPP withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from PIUMPF and Central States and recorded aggregate estimated withdrawal liabilities of $184.2 million, which includes an estimate of our portion of PIUMPF’s accumulated funding deficiency. Since these withdrawal liabilities assume payment over 20 years, the liabilities were discounted at a credit adjusted risk-free rate and, therefore, we will accrete the liability over time with a charge to interest expense. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information, including the receipt of demand letters from PIUMPF. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs”.

Land and Development Impairments

In fiscal 2019, we recorded $13.0 million of pre-tax non-cash impairments of certain mineral rights following the termination of a third party leasing relationship. In fiscal 2018, we recorded $31.9 million of pre-tax non-cash impairments of certain mineral rights and real estate. The $23.6 million impairment of mineral rights in fiscal 2018 was driven by the non-renewal of a lease and associated with declining oil and gas prices, and the other $8.3 million was recorded to write-down the carrying value of certain real estate projects where the projected sales proceeds were less than the carrying value. These charges are not reflected in segment income.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $173.7 million and $105.4 million for fiscal 2019 and 2018, respectively. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, divestiture or integration vary. See “Note 4. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements for additional information, including a description of the type of costs incurred. We have restructured portions of our operations from time to time and it is likely that we will engage in additional restructuring opportunities in the future. See also Item 1A. “Risk Factors — We May Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring”.

Interest Expense, net

Interest expense, net was $431.3 million and $293.8 million for fiscal 2019 and 2018, respectively. Interest expense, net in fiscal 2019 increased primarily due to debt incurred as a result of the KapStone Acquisition and higher interest rates. Interest expense, net in fiscal 2019 and 2018 was reduced by $27.8 million and $31.0 million, respectively, related to the amortization of the fair value of debt stepped-up in purchase accounting. See Item 1A. “Risk Factors — The Level of Our Indebtedness Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business”.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income was $74.2 million and $95.3 million in fiscal 2019 and 2018, respectively. Subsequent to the adoption of ASU 2017-07 (as hereinafter defined) we began presenting the non-service components of our pension and other postretirement income (expense) separately from the service cost components and outside the subtotal of operating profit. The decrease in fiscal 2019 was primarily due to the decline in plan asset balances used to determine the expected return on plan assets.

Other Income, net

Other income, net was $2.4 million and $12.7 million in fiscal 2019 and 2018, respectively. Other income, net in fiscal 2018 included a $12.3 million gain on the sale of our solid waste management brokerage services business.

Provision for Income Taxes

We recorded income tax expense of $276.8 million for fiscal 2019 at an effective tax rate of 24.2% compared to an income tax benefit of $874.5 million at an effective tax rate benefit of 84.5% in fiscal 2018, including a $1,128.8 million provisional benefit from the Tax Act.

The effective tax rate for fiscal 2019 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, (iv) the limitation of certain transaction costs and (v) the increase of deferred tax liabilities in certain state jurisdictions, partially offset by (vi) the inclusion of tax benefits related to share-based compensation and state tax law changes, (vii) research and development tax credits and (viii) an adjustment of the valuation allowance against net operating losses of foreign subsidiaries.

The effective tax rate benefit for fiscal 2018 was lower than the statutory federal rate primarily due to (i) the provisional amounts related to the enactment of the Tax Act, (ii) favorable tax items, such as the domestic production deduction, tax benefit of share-based compensation and cash tax planning that resulted in reduced deferred tax liabilities (iii) the true up of certain deferred taxes and foreign tax returns, and (iv) a change in valuation allowance, partially offset by (v) the inclusion of state taxes and (vi) the exclusion of tax benefits related to losses recorded by certain foreign operations.

See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements for additional information, including the impact of the Tax Act.

Hurricane Michael

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. We shut down the mill’s operations in advance of the hurricane’s landfall. Repair work was completed during June 2019 on the two paper machines and related infrastructure and these paper machines are now producing at normal production levels. Other repairs at the mill are continuing and all remaining repair work is expected to be completed during fiscal 2020 and 2021. While we are still identifying the full cost associated with the damage from Hurricane Michael, we anticipate the total of our property damage and business interruption claim will exceed $200 million.

In fiscal 2019, we received $180.0 million of insurance proceeds (net of our $15 million deductible) that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment related primarily to the Panama City mill. The insurance proceeds consisted of $55.3 million for business interruption recoveries and $124.7 million for direct costs and property damage. Our consolidated statements of cash flow in fiscal 2019 included $154.5 million in net cash provided by operating activities and $25.5 million net cash used for investing activities. We expect to recover the majority of the additional amount of direct costs and lost production and sales in future periods through insurance reimbursements.

Results of Operations — Segment Data

Corrugated Packaging Segment

North American Corrugated Packaging Shipments

Corrugated Packaging Shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from billion square feet (“BSF”) to tons. We have presented the Corrugated Packaging Shipments in two groups: North American and Brazil / India because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. We have included the impact of the KapStone Acquisition beginning in the first quarter of fiscal 2019. The shipment data table excludes merchandising displays since there is not a common unit of measure. The table below reflects shipments in thousands of tons, BSF and millions of square feet (“MMSF”).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018
North American Corrugated Packaging Shipments - thousands of tons	2,045.6	2,112.1	2,096.4	2,163.8	8,417.9
North American Corrugated Containers Shipments - BSF	19.8	19.7	20.5	20.3	80.3
North American Corrugated Containers Per Shipping Day - MMSF	325.4	311.7	320.5	321.9	319.8

Fiscal 2019
North American Corrugated Packaging Shipments - thousands of tons	2,346.7	2,520.8	2,644.2	2,616.4	10,128.1
North American Corrugated Containers Shipments - BSF	22.5	23.6	24.3	24.1	94.5
North American Corrugated Containers Per Shipping Day - MMSF	369.4	374.8	384.7	382.7	378.0

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018
Brazil / India Corrugated Packaging Shipments - thousands of tons	170.5	174.6	178.6	196.7	720.4
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	1.6	1.6	6.3
Brazil / India Corrugated Containers Per Shipping Day - MMSF	21.7	20.6	20.2	21.0	20.9

Fiscal 2019
Brazil / India Corrugated Packaging Shipments - thousands of tons	185.6	176.5	171.0	194.6	727.7
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	1.6	1.7	6.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.7	20.6	21.0	21.8	21.0

Corrugated Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2018
First Quarter	$2,319.7	$269.9	11.6%
Second Quarter	2,391.3	262.8	11.0
Third Quarter	2,444.6	321.9	13.2
Fourth Quarter	2,537.4	385.4	15.2
Total	$9,693.0	$1,240.0	12.8%

Fiscal 2019
First Quarter	$2,733.8	$246.8	9.0%
Second Quarter	2,990.7	310.3	10.4
Third Quarter	3,072.8	392.7	12.8
Fourth Quarter	3,019.4	449.8	14.9
Total	$11,816.7	$1,399.6	11.8%

(1)	Net Sales before intersegment eliminations

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment elimination for the Corrugated Packaging segment increased $2,123.7 million in the fiscal 2019 compared to fiscal 2018. The increase in net sales was primarily due to $2,851.5 million from acquisitions, notably the KapStone Acquisition, and $203.5 million from higher corrugated selling price/mix as we had higher selling prices for domestic containerboard and corrugated containers that were partially offset by declining export prices. These increases were partially offset by the absence of $461.6 million of recycling net sales in fiscal 2019 as a result of conducting the operations primarily as a procurement function beginning in the first quarter of fiscal 2019, $417.7 million of lower volumes as lower containerboard volumes were partially offset by increased corrugated container shipments and $65.4 million related to the impact of unfavorable foreign currency.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in fiscal 2019 increased $159.6 million compared to fiscal 2018, primarily due to a $231.0 million of contribution from the acquired KapStone operations before an estimated $23.1 million of economic downtime and net of a $24.7 million acquisition inventory step-up charge, an estimated $122.8 million of productivity improvements and $118.8 million of higher corrugated selling price/mix. These increases were partially offset by $126.5 million of lower volumes, unfavorable cost inflation of $90.9 million, an estimated $66.4 million of economic downtime (including KapStone), $12.4 million of unfavorable foreign currency impacts, and other costs. The net impact of cost inflation was unfavorable compared to the prior year as lower recovered fiber costs were more than offset by higher wage and other costs, virgin fiber costs, freight costs, energy costs and chemical costs. In fiscal 2019, Corrugated Packaging segment income included $11.3 million for a receivable established for the recovery of indirect taxes in Brazil. See “Note 18. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements for additional information. Fiscal 2018 results were negatively affected by an estimated $20.7 million due to the impact of winter weather and $19.0 million of start-up issues following a major maintenance outage at our Panama City, FL and Tacoma, WA mills. Fiscal 2019 results included an estimated $7.7 million and $5.9 million of expense due to the impact of Hurricane Dorian and start-up issues following a major maintenance outage, respectively. The full year impact of Hurricane Michael, net of recoveries on Corrugated Packaging segment income was not significant.

Consumer Packaging Segment

Consumer Packaging Shipments

Consumer Packaging Shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from

BSF to tons. The fiscal 2018 shipment numbers below have been revised by an immaterial amount. The shipment data table excludes gypsum paperboard liner tons produced by Seven Hills since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2018
Consumer Packaging Shipments - thousands of tons	977.0	986.1	1,017.9	1,024.1	4,005.1
Consumer Packaging Converting Shipments - BSF	10.6	10.6	10.9	11.1	43.2
Consumer Packaging Converting Per Shipping Day - MMSF	174.2	167.2	171.6	174.8	171.9

Fiscal 2019
Consumer Packaging Shipments - thousands of tons	969.6	985.5	980.1	974.0	3,909.2
Consumer Packaging Converting Shipments - BSF	10.5	11.0	11.1	11.1	43.7
Consumer Packaging Converting Per Shipping Day - MMSF	172.7	174.3	176.0	175.9	174.7

Consumer Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2018
First Quarter	$1,601.3	$94.2	5.9%
Second Quarter	1,637.3	94.6	5.8
Third Quarter	1,669.6	126.1	7.6
Fourth Quarter	1,709.3	130.2	7.6
Total	$6,617.5	$445.1	6.7%

Fiscal 2019
First Quarter	$1,618.8	$76.9	4.8%
Second Quarter	1,668.3	85.2	5.1
Third Quarter	1,650.1	91.0	5.5
Fourth Quarter	1,668.8	135.0	8.1
Total	$6,606.0	$388.1	5.9%

(1)	Net Sales before intersegment eliminations

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations for the Consumer Packaging segment decreased $11.5 million in fiscal 2019 compared to the prior year primarily due to $128.3 million of higher selling price/mix and $32.0 million from acquisitions, which were more than offset by $88.0 million of unfavorable foreign currency impacts and $83.7 million of lower volumes. Lower volumes were primarily driven by a decline in mill volumes that were partially offset by a 3.7% increase in North American food and beverage tons shipped.

Segment Income — Consumer Packaging Segment

Segment income attributable to the Consumer Packaging segment in fiscal 2019 decreased $57.0 million compared to the prior year. Segment income in the period was reduced by an estimated $112.5 million due to the net impact of cost inflation compared to the prior year, an estimated $35.1 million of increased maintenance and scheduled strategic outage expense (including the projects at the Mahrt, AL and Covington, VA mills), $44.5 million due to the impact of lower volumes, $14.5 million of unfavorable foreign currency impacts, $5.6 million of higher depreciation and amortization, and other items. These items were partially offset by an estimated $107.9 million of higher selling price/mix and an estimated $84.9 million of productivity improvements. While the net impact of cost inflation was unfavorable compared to the prior year, recovered fiber costs and chemical costs were lower than the prior year but were more than offset by higher virgin fiber costs, freight costs and wage and other costs. Fiscal 2018 results were negatively affected by an estimated $17.2 million due to the impact of winter weather that was more than offset by $20.1 million of favorable acquisition reserve adjustments.

Land and Development Segment

(In millions)	Net Sales (1)	Segment Income (Loss)

Fiscal 2018
First Quarter	$11.4	$(0.7)
Second Quarter	26.7	16.1
Third Quarter	64.8	9.9
Fourth Quarter	39.5	(2.8)
Total	$142.4	$22.5

Fiscal 2019
First Quarter	$13.9	$0.7
Second Quarter	0.8	0.5
Third Quarter	8.6	1.6
Fourth Quarter	0.1	(0.3)
Total	$23.4	$2.5

(1)	Net sales before intersegment eliminations

Net Sales (Aggregate) — Land and Development Segment

Net sales for the Land and Development segment in fiscal 2019 and 2018 were $23.4 million and $142.4 million, respectively. The decrease in fiscal 2019 was due to the wind-down of sales. We include the remainder of the real estate holdings in assets held for sale because we have met the held for sale criteria.

Segment Income (Loss) — Land and Development Segment

Segment income attributable to the Land and Development segment was $2.5 million and $22.5 million in fiscal 2019 and 2018, respectively. The pre-tax non-cash impairments of certain mineral rights and real estate discussed above under the caption “Land and Development Impairments” are not included in segment income.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement (as hereinafter defined), proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for additional information. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

At September 30, 2019, we had approximately $2.9 billion of availability under our committed credit facilities, primarily under our revolving credit facility, the majority of which matures on July 1, 2022. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Certain restrictive covenants govern our maximum availability under the credit facilities. We test and report our compliance with these covenants as required and we were in compliance with all of these covenants at September 30, 2019. At September 30, 2019, we had $129.8 million of outstanding letters of credit not drawn upon.

Cash and cash equivalents were $151.6 million at September 30, 2019 and $636.8 million at September 30, 2018. We used a significant portion of the cash and cash equivalents on hand at September 30, 2018 in connection with the closing of the KapStone Acquisition. Primarily all of the cash and cash equivalents at September 30, 2019 were held outside of the U.S. At September 30, 2019, total debt was $10,063.4 million, $561.1 million of which was current. At September 30, 2018, total debt was $6,415.2 million, $740.7 million of which was current. The increase in debt was primarily related to the KapStone Acquisition.

Cash Flow Activity

	Year Ended September 30,
(In millions)	2019	2018

Net cash provided by operating activities	$2,310.2	$1,931.2
Net cash used for investing activities	$(4,579.6)	$(815.1)
Net cash provided by (used for) financing activities	$1,780.2	$(755.1)

Net cash provided by operating activities during fiscal 2019 increased $379.0 million from fiscal 2018 primarily due to higher cash earnings and a $340.3 million net decrease in the use of working capital compared to the prior year. As a result of the retrospective adoption of ASU 2016-15 and ASU 2016-18 (each as hereinafter defined) as discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, net cash provided by operating activities for fiscal 2018 was reduced by $489.7 million and cash provided by investing activities increased $483.8 million, primarily for the change in classification of proceeds received for beneficial interests obtained for transferring trade receivables in securitization transactions.

Net cash used for investing activities of $4,579.6 million in fiscal 2019 consisted primarily of $3,374.2 million for cash paid for the purchase of businesses, net of cash acquired (excluding the assumption of debt), primarily related to the KapStone Acquisition, and $1,369.1 million for capital expenditures that were partially offset by $119.1 million of proceeds from the sale of property, plant and equipment primarily related to the sale of our Atlanta beverage facility, $33.2 million of proceeds from corporate owned life insurance benefits and $25.5 million of proceeds from property, plant and equipment insurance proceeds related to the Panama City, FL mill. Net cash used for investing activities of $815.1 million in fiscal 2018 consisted primarily of $999.9 million for capital expenditures, $239.9 million for cash paid for the purchase of businesses, net of cash acquired primarily related to the Plymouth Acquisition and the Schlüter Acquisition, and $108.0 million for an investment in Grupo Gondi. These investments were partially offset by $461.6 million of cash receipts on sold trade receivables as a result of the adoption of ASU 2016-15, $24.0 million of proceeds from the sale of certain affiliates as well as our solid waste management brokerage services business and $23.3 million of proceeds from the sale of property, plant and equipment.

In fiscal 2019, net cash provided by financing activities of $1,780.2 million consisted primarily of a net increase in debt of $2,314.6 million, primarily related to the KapStone Acquisition and partially offset by cash dividends paid to stockholders of $467.9 million and purchases of Common Stock of $88.6 million. In fiscal 2018, net cash used for financing activities of $755.1 million consisted primarily of cash dividends paid to stockholders of $440.9 million and purchases of Common Stock of $195.1 million and net repayments of debt of $120.1 million.

Our capital expenditures aggregated $1,369.1 million in fiscal 2019. We expect fiscal 2020 capital expenditures to be approximately $1.1 billion, including approximately $275 million for our strategic capital projects at our Florence, SC and Tres Barras, Brazil mills. We expect to start up the project at our Florence mill in the spring of 2020 and the Tres Barras project in the first half of calendar 2021. With the completion of certain of our strategic capital projects in fiscal 2019 and 2020, we expect to transition to our long-range capital expenditure run rate of approximately $900 million to $1.0 billion a year in fiscal 2021. We generally expect our base capital expenditures to be roughly half invested in maintenance and half invested in high return generating projects. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

We estimate that we will invest approximately $15 million for capital expenditures during fiscal 2020 in connection with matters relating to environmental compliance. We were obligated to purchase approximately $623 million of fixed assets at September 30, 2019 for various capital projects. See Item 1A. “Risk Factors — Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated”.

At September 30, 2019, the U.S. federal, state and foreign net operating losses and state tax credits available to us aggregated approximately $83 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses over the next two years. Foreign and state net operating losses and credits will be used over a longer period of time. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. Including the estimated impact of book and tax differences, subject to changes in tax laws, we expect our cash tax rate to move closer to our income tax rate in fiscal 2020, 2021 and 2022.

During fiscal 2019 and 2018, we made contributions of $25.0 million and $37.7 million, respectively, to our U.S. and non-U.S. pension plans. Based on current facts and assumptions, we expect to contribute approximately $27 million to our U.S. and non-U.S. pension plans in fiscal 2020. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. The net underfunded status of our U.S. and non-U.S. pension plans at September 30, 2019 was $85.8 million. Based on current assumptions, including future interest rates, we estimate that minimum pension contributions to our U.S. and non-U.S. pension plans will be in the range of approximately $24 million to $28 million annually in fiscal 2021 through 2024. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements. See also Item 1A. “Risk Factors —Our Pension Plans Will Likely Require Additional Cash Contributions”.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from two plans and recorded an aggregate estimated withdrawal liability of $184.2 million, nearly all of which was for PIUMPF. In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. In October 2019, we received two additional demand letters from PIUMPF related to a subsidiary asserting that we owe $2.3 million on an undiscounted basis to be paid over 20 years with respect to the subsidiary’s withdrawal liability and $2.0 million for its accumulated funding deficiency. We are evaluating each of these demands. We expect to challenge the accumulated funding deficiency. We expect to begin making monthly payments for these withdrawal liabilities in fiscal 2020. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs”.

In November 2019, our board of directors declared a quarterly dividend of $0.465 per share, representing a 2.2% increase from the prior $0.455 per share quarterly dividend and an annual dividend of $1.86 per share. During fiscal 2019 and 2018, we paid an annual dividend of $1.82 per share and $1.72 per share, respectively.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. In fiscal 2019, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $88.6 million. In fiscal 2018, we repurchased approximately 3.4 million shares of our Common Stock for an aggregate cost of $195.1 million. As of September 30, 2019, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

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

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2019, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors, including estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those presented in the table.

	Payments Due by Period
(In millions)	Total	Fiscal 2020	Fiscal 2021 and 2022	Fiscal 2023 and 2024	Thereafter

Long-Term Debt, including current portion, excluding capital lease obligations (1)	$9,714.1	$550.8	$939.8	$2,494.3	$5,729.2
Operating lease obligations (2)	930.4	214.3	316.4	193.6	206.1
Capital lease obligations (3)	168.9	6.4	8.7	2.9	150.9
Purchase obligations and other (4) (5) (6)	2,293.5	1,607.0	292.5	206.7	187.3
Total	$13,106.9	$2,378.5	$1,557.4	$2,897.5	$6,273.5

(1)

Includes only principal payments owed on our debt assuming that all of our long-term debt will be held to maturity, excluding scheduled payments. We have excluded $163.5 million of fair value of debt step-up, deferred financing costs and unamortized bond discounts from the table to arrive at actual debt obligations. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for information on the interest rates that apply to our various debt instruments.

(2)	See “Note 15. Operating Leases” of the Notes to Consolidated Financial Statements for additional information.

(3)	The fair value step-up of $16.9 million is excluded. See “Note 13. Debt — Capital Lease and Other Indebtedness” of the Notes to Consolidated Financial Statements for additional information.

(4)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(5)

We have included in the table future estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Our estimates are based on factors, such as discount rates and expected returns on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, returns on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. We have excluded $237.2 million of multiemployer pension plan withdrawal liabilities recorded as of September 30, 2019, including our estimate of the accumulated funding deficiency, due to lack of definite payout terms for certain of the obligations. See “Note 5. Retirement Plans – Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

(6)	We have not included the following items in the table:

•	An item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these liabilities do not have a definite pay-out scheme.
•

$284.7 million for certain provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

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

Critical Accounting Policies and Estimates

We have prepared our accompanying consolidated financial statements in conformity with GAAP, which requires management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. Certain significant accounting policies are described in “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

These critical accounting policies are both important to the portrayal of our financial condition and results of operations and require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from those that we are currently reporting based on management’s current estimates.

Goodwill

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We determine the fair value of each reporting unit using the discounted cash flow method or, as appropriate, a combination of the discounted cash flow method and the guideline public company method. Our discounted cash flow analysis is based on the sum of two components, the present value of our projected cash flows and the present value of a terminal value. The cash flow estimates are derived from our current forecast and our long-term forecasts prepared for each reporting unit considering historical results and anticipated future performance and capital expenditures, and require considerable judgment. The discount rates used to determine the present value of future cash flows are derived from a weighted average cost of capital analysis utilizing a beta derived from peer companies. In addition, we give consideration in the calculation of the weighted average cost of capital for equity risks, including size risk, industry risk and country specific risk, as appropriate, for each of our reporting units. The guideline public company method involves comparing the reporting unit to similar companies whose stock is freely traded on an organized exchange. The fair values determined by the discounted cash flow and guideline public company methods were weighted to arrive at the concluded fair value of the reporting unit. However, in instances where comparisons to our peers was less meaningful, no weight was placed on the guideline public company method to arrive at the concluded fair value of the reporting unit.

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

During the third quarter of fiscal 2019, we tested our goodwill for potential impairment on an interim basis due to changing market conditions, including the impact on the trading price of our Common Stock. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values as of the interim impairment test date. The discount rate used for each reporting unit ranged from 8.5% to 14.0%. We used perpetual growth rates in the reporting units that have goodwill ranging from 0.0% to 1.0%. Our Consumer Packaging and Victory Packaging reporting units had fair values that exceeded their respective carrying values by less than 10% each, primarily due to the fair value accounting related to the Combination and the MPS Acquisition (for Consumer Packaging) and the KapStone Acquisition (for Victory Packaging). If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit that has goodwill, the fair value of each of our reporting units would have continued to exceed its carrying value, except for the Consumer Packaging reporting unit. The Consumer Packaging and Victory Packaging reporting units had $3,590.6 million and $40.2 million of goodwill, respectively, at September 30, 2019. We reviewed the carrying value of our goodwill at the beginning of the fourth quarter and continually monitored industry economic trends until the end of our fiscal year and determined no additional testing for goodwill impairment was warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. Currently, we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material.

See Item 1A. “Risk Factors — We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Would Adversely Impact Our Operating Results and Shareholders’ Equity”.

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any. We use significant judgment in (i) determining whether a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, and (ii) measuring the tax benefit as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. We do not record any benefit for the tax positions where we do not meet the more likely than not initial recognition threshold. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized. We generally recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution. A 1% change in our effective tax rate would increase or decrease tax expense by approximately $11.4 million for fiscal 2019. A 1% change in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2019 consolidated balance sheet, would increase or decrease tax expense by approximately $121.3 million for fiscal 2019.

Business Combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. Significant estimates and assumptions include subjective and/or complex judgements regarding items such as discount rates, customer attrition rates, economic lives and other factors, including estimating future cash flows that we expect to generate from the acquired assets.

The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. No changes in fiscal 2019 to our fiscal 2018 provisional fair value estimates of assets and liabilities assumed in acquisitions have been significant. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record future impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

Pension

The funded status of our qualified and non-qualified U.S. and non-U.S. pension plans decreased $233.5 million in fiscal 2019. Our U.S. qualified and non-qualified pension plans and non-U.S. pension plans were under funded by $43.6 million and $42.2 million, respectively, as of September 30, 2019. Our U.S. pension plan benefit obligations were negatively impacted in fiscal 2019 primarily by a 115-basis point decrease in the discount rate compared to the prior measurement date. The non-U.S. pension plan obligations were negatively impacted in fiscal 2019 by a 100-basis point decrease in the discount rate compared to the prior measurement date. A 25-basis point change in the discount rate, compensation level and expected long-term rate of return on plan assets, factoring in our corridor as appropriate, would have had the following effect on fiscal 2019 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans
	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(10.2)	$10.4
Compensation level	$0.3	$(0.3)
Expected long-term rate of return on plan assets	$(14.2)	$14.2

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

Containerboard and Paperboard Shipments

We are exposed to market risk related to our sales of containerboard and paperboard. We sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified index prices. We have the capacity to annually ship approximately 11.8 million tons in our Corrugated Packaging segment and approximately 4.2 million tons in our Consumer Packaging segment. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 94%. A hypothetical $10 per ton decrease in the price of containerboard and paperboard throughout the year based on our capacity would decrease our sales by approximately $118 million and $42 million in our Corrugated Packaging and Consumer Packaging segments, respectively. See Item 1A. “Risk Factors — Our Earnings Are Highly Dependent on Volumes”.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity, diesel and wood by-products (biomass) at times have fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with coal and fuel oil to generate steam used in the paper making process and, at a few mills, to generate electricity used on site. In our virgin fiber mills, we use biomass, natural gas and coal to generate steam used in the pulping and paper making processes and to generate some or all of the electricity used on site. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. We may from time to time use commodity contracts to hedge energy exposures.

We spent approximately $879 million on all energy sources in fiscal 2019 to operate our facilities. Natural gas and electricity each accounted for approximately a third of our total energy purchases in fiscal 2019. While the amount of energy we consume my vary from year to year due to production levels and other factors, in fiscal 2020 we expect to consume approximately 84 million MMBtu of natural gas. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $88 million based on fiscal 2019 pricing and consumption.

Recycled Fiber

Recycled fiber is the principal raw material we use in the production of recycled paperboard and a portion of our containerboard. We consume approximately 5.6 million tons of recycled fiber per year. Recycled fiber prices can fluctuate significantly. Our purchases of old corrugated containers and double-lined kraft clippings accounted for our largest recycled fiber costs and approximately 85% to 90% of our recycled fiber purchases. The remaining 10% to 15% of our recycled fiber purchases consisted of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing. A hypothetical 10% increase in recycled fiber prices in our mills for a fiscal year would increase our costs by approximately $61 million.

Virgin Fiber

Virgin fiber is the principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly due to significant changes in weather, such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations. A hypothetical 10% increase in virgin fiber prices in our mills for a fiscal year would increase our costs by approximately $151 million.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are items such as distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. We experienced significantly higher freight costs in fiscal 2019, as transportation companies raised prices to address a shortage of drivers and strong demand. A hypothetical 10% increase for a fiscal year would increase our costs by approximately $165 million, of which nearly one-fifth would be the portion related to higher diesel costs based on our estimated 82 million gallons consumed annually. See Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. As discussed below, we may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2019, including the impact of our interest rate swaps, if market interest rates increase an average of 100 basis points, our annual interest expense would increase by approximately $25 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment. See Item 1A. “Risk Factors — The Level of Our Indebtedness Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business”.

Derivative Instruments / Forward Contracts

We periodically may issue and settle foreign currency denominated debt, exposing us to the effect of changes in spot exchange rates between loan issue and loan repayment dates and changes in spot exchange rates on open balances at each balance sheet date. From time to time, we may use foreign exchange contracts to hedge these exposures with terms of generally one month. Based on our open foreign exchange contracts as of September 30, 2019, the effect of a 1% change in exchange rates would impact other income, net by approximately $4 million. Although these foreign currency sensitive instruments expose us to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the foreign currency denominated debt exposures. The fluctuation of these instruments may cause future cash settlement of the hedge.

We periodically may also enter into interest rate swaps to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Based on our open interest rate swaps as of September 30, 2019, the effect of a 1% change in interest rates would impact interest expense by approximately $6 million. We may enter into swaps or forward contracts on certain commodities to manage the price risk associated with forecasted purchases or sales of those commodities. Based on our open natural gas contracts as of September 30, 2019, the effect of a 1% change in prices would impact cost of goods sold by less than $1 million.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment, among other factors. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2019 and 2018, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $10 million and $11 million, respectively, and a 0.25% increase in the discount rate would have increased pre-tax income by $10 million and $11 million, respectively. Similarly, MEPPs in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements. See also Item 1A. “Risk Factors —Our Pension Plans Will Likely Require Additional Cash Contributions” and “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs”.

Foreign Currency

We predominately operate in U.S. markets, but derived 18.2% of our net sales in fiscal 2019 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Although we are impacted by the exchange rates of a number of currencies, our largest exposures are generally to the Brazilian Real, British Pound, Canadian dollar, Euro and Mexican Peso. In conducting our foreign operations, we also make inter-company sales and receive royalties and dividends denominated in different currencies. These activities expose us to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of our operations are generally stable and regularly occurring and are recorded at fair market value in our financial statements. Our foreign currency management policy permits us to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations.

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

During fiscal 2019 and 2018, the effect of a hypothetical 10% change in foreign currencies that we have exposure to versus to the U.S. dollar would have impacted our segment results by approximately $39 million and $36 million, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

During fiscal 2019 and 2018, the effect of a hypothetical 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $31 million and $37 million, respectively. This impact does not consider the effects of a stronger or weaker dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and the demand for our products. See Item 1A. “Risk Factors — We May Be Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 23. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
(In millions, except per share data)	2019	2018	2017

Net sales	$18,289.0	$16,285.1	$14,859.7
Cost of goods sold	14,540.0	12,923.1	12,141.5
Selling, general and administrative, excluding intangible amortization	1,715.2	1,546.6	1,457.2
Selling, general and administrative intangible amortization	400.2	296.6	229.6
(Gain) loss on disposal of assets	(41.2)	10.1	4.8
Multiemployer pension withdrawal (income) expense	(6.3)	184.2	—
Land and Development impairments	13.0	31.9	46.7
Restructuring and other costs	173.7	105.4	196.7
Operating profit	1,494.4	1,187.2	783.2
Interest expense, net	(431.3)	(293.8)	(222.5)
(Loss) gain on extinguishment of debt	(5.1)	(0.1)	1.8
Pension and other postretirement non-service income	74.2	95.3	51.8
Other income, net	2.4	12.7	11.5
Equity in income of unconsolidated entities	10.1	33.5	39.0
Gain on sale of HH&B	—	—	192.8
Income before income taxes	1,144.7	1,034.8	857.6
Income tax (expense) benefit	(276.8)	874.5	(159.0)
Consolidated net income	867.9	1,909.3	698.6
Less: Net (income) loss attributable to noncontrolling interests	(5.0)	(3.2)	9.6
Net income attributable to common stockholders	$862.9	$1,906.1	$708.2

Basic earnings per share attributable to common stockholders	$3.36	$7.46	$2.81

Diluted earnings per share attributable to common stockholders	$3.33	$7.34	$2.77

Cash dividends paid per share	$1.82	$1.72	$1.60

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
(In millions)	2019	2018	2017

Consolidated net income	$867.9	$1,909.3	$698.6
Other comprehensive (loss) income, net of tax:
Foreign currency:
Foreign currency translation (loss) gain	(143.4)	(234.4)	80.7
Sale of HH&B	—	—	26.8
Derivatives:
Deferred gain on cash flow hedges	1.1	—	—
Reclassification adjustment of net (gain) loss on cash flow hedges included in earnings	(0.2)	0.5	(0.5)
Unrealized gain on available for sale security	—	0.8	0.7
Reclassification adjustment of gain on available for sale security included in earnings	—	(1.5)	—
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) gain arising during period	(248.5)	(13.1)	22.2
Amortization and settlement recognition of net actuarial loss, included in pension and postretirement cost	17.2	15.0	36.0
Prior service (cost) credit arising during period	(3.3)	(5.5)	0.7
Amortization and curtailment recognition of prior service cost (credit), included in pension and postretirement cost	1.8	0.2	(0.2)
Sale of HH&B	—	—	2.9
Other comprehensive (loss) income, net of tax	(375.3)	(238.0)	169.3
Comprehensive income	492.6	1,671.3	867.9
Less: Comprehensive (income) loss attributable to noncontrolling interests	(3.6)	(3.2)	9.4
Comprehensive income attributable to common stockholders	$489.0	$1,668.1	$877.3

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
(In millions, except per share data)	2019	2018

ASSETS
Current Assets:
Cash and cash equivalents	$151.6	$636.8
Accounts receivable (net of allowances of $53.2 and $49.7)	2,193.2	2,010.7
Inventories	2,107.5	1,829.6
Other current assets	496.2	248.5
Assets held for sale	25.8	59.5
Total current assets	4,974.3	4,785.1
Property, plant and equipment, net	11,189.5	9,082.5
Goodwill	7,285.6	5,577.6
Intangibles, net	4,059.5	3,122.0
Restricted assets held by special purpose entities	1,274.3	1,281.0
Prepaid pension asset	224.7	420.0
Other assets	1,148.8	1,092.3
Total Assets	$30,156.7	$25,360.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$561.1	$740.7
Accounts payable	1,831.8	1,716.8
Accrued compensation and benefits	470.4	399.3
Other current liabilities	571.8	476.5
Total current liabilities	3,435.1	3,333.3
Long-term debt due after one year	9,502.3	5,674.5
Pension liabilities, net of current portion	294.0	261.3
Postretirement benefit liabilities, net of current portion	162.1	134.8
Non-recourse liabilities held by special purpose entities	1,145.2	1,153.7
Deferred income taxes	2,878.0	2,321.5
Other long-term liabilities	1,053.9	994.8
Commitments and contingencies (Notes 15 and 18)
Redeemable noncontrolling interests	1.9	4.2
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 600.0 million shares authorized; 257.8 million and 253.5 million shares outstanding at September 30, 2019 and September 30, 2018, respectively	2.6	2.5
Capital in excess of par value	10,739.4	10,588.9
Retained earnings	1,997.1	1,573.3
Accumulated other comprehensive loss	(1,069.2)	(695.3)
Total stockholders’ equity	11,669.9	11,469.4
Noncontrolling interests	14.3	13.0
Total equity	11,684.2	11,482.4
Total Liabilities and Equity	$30,156.7	$25,360.5

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
(In millions, except per share data)	2019	2018	2017

Number of Shares of Common Stock Outstanding:
Balance at beginning of fiscal year	253.5	254.5	251.0
Shares issued under restricted stock plan	3.2	0.7	1.1
Issuance of common stock, net of stock received for minimum tax withholdings (1) (2)	3.2	1.7	4.2
Purchases of common stock (3)	(2.1)	(3.4)	(1.8)
Balance at end of fiscal year	257.8	253.5	254.5
Common Stock:
Balance at beginning of fiscal year	$2.5	$2.5	$2.5
Issuance of common stock, net of stock received for minimum tax withholdings (1)	0.1	—	—
Purchases of common stock (3)	—	—	—
Balance at end of fiscal year	2.6	2.5	2.5
Capital in Excess of Par Value:
Balance at beginning of fiscal year	10,588.9	10,624.9	10,458.6
Income tax benefit from share-based plans	—	—	4.3
Compensation expense under share-based plans	64.8	66.9	60.6
Issuance of common stock, net of stock received for minimum tax withholdings (1)	101.1	38.9	181.6
Fair value of share-based awards issued in business combinations	70.8	—	1.9
Purchases of common stock (3)	(86.2)	(141.8)	(76.3)
Separation of Specialty Chemicals business	—	—	(5.8)
Balance at end of fiscal year	10,739.4	10,588.9	10,624.9
Retained Earnings (Deficit):
Balance at beginning of fiscal year	1,573.3	172.4	(105.9)
Adoption of revenue from contracts with customers standard	43.5	—	—
Net income attributable to common stockholders	862.9	1,906.1	708.2
Dividends declared (per share - $1.82, $1.72 and $1.60) (4)	(479.8)	(445.2)	(407.3)
Issuance of common stock, net of stock received for minimum tax withholdings	(0.4)	(6.7)	(5.9)
Purchases of common stock (3)	(2.4)	(53.3)	(16.7)
Balance at end of fiscal year	1,997.1	1,573.3	172.4
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(695.3)	(457.3)	(626.4)
Other comprehensive (loss) income, net of tax	(373.9)	(238.0)	169.1
Balance at end of fiscal year	(1,069.2)	(695.3)	(457.3)
Total Stockholders’ equity	11,669.9	11,469.4	10,342.5
Noncontrolling Interests: (5)
Balance at beginning of fiscal year	13.0	43.6	101.2
Net income (loss)	3.2	2.1	(12.9)
Contributions	0.2	0.5	—
Distributions and adjustments to noncontrolling interests	(2.1)	(33.2)	(44.7)
Balance at end of fiscal year	14.3	13.0	43.6
Total equity	$11,684.2	$11,482.4	$10,386.1

(1)

Included in the issuance of common stock in fiscal 2019 is the issuance of approximately 1.6 million shares of Common Stock valued at $70.1 million in connection with the KapStone Acquisition. Included in the issuance of common stock in fiscal 2017 is the issuance of approximately 2.4 million shares of Common Stock valued at $136.1 million in connection with the June 9, 2017 acquisition of U.S. Corrugated Holdings, Inc. (the “U.S. Corrugated Acquisition”).

(2)

In connection with the acquisition of Smurfit-Stone, there were approximately 1.4 million shares of Common Stock reserved, but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims. At September 30, 2017, 0.2 million shares remained reserved and unissued. The remaining shares were issued in fiscal 2018 as the claim’s distribution process was completed.

(3)

In fiscal 2019, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $88.6 million. In fiscal 2018, we repurchased approximately 3.4 million shares of our Common Stock for an aggregate cost of $195.1 million. In fiscal 2017, we repurchased approximately 1.8 million shares of our Common Stock for an aggregate cost of $93.0 million.

(4)

Includes cash dividends paid, dividend equivalent units on certain restricted stock awards and dividends declared, but unpaid related to the shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims.

(5)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the Consolidated Balance Sheets.

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(In millions)	2019	2018	2017

Operating activities:
Consolidated net income	$867.9	$1,909.3	$698.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,511.2	1,252.2	1,112.1
Cost of real estate sold	17.3	121.2	207.9
Deferred income tax expense (benefit)	37.1	(1,069.4)	(20.4)
Share-based compensation expense	64.2	66.8	58.0
Pension and other postretirement funding (more) than expense (income)	(61.3)	(96.8)	(51.0)
Multiemployer pension withdrawals	(6.3)	184.2	—
Gain on sale of HH&B	—	—	(192.8)
Land and Development impairments	13.0	31.9	46.7
Other impairment adjustments	38.3	13.5	56.8
(Gain) loss on disposal of plant, equipment and other, net	(43.0)	2.9	(8.4)
Other	(80.2)	(96.3)	(87.3)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	272.9	(580.1)	(520.1)
Inventories	(110.5)	(72.1)	(48.2)
Other assets	(124.6)	(67.7)	(44.7)
Accounts payable	(39.1)	180.3	302.2
Income taxes	7.2	130.6	(67.1)
Accrued liabilities and other	(53.9)	20.7	21.5
Net cash provided by operating activities	2,310.2	1,931.2	1,463.8
Investing activities:
Capital expenditures	(1,369.1)	(999.9)	(778.6)
Cash paid for purchase of businesses, net of cash acquired	(3,374.2)	(239.9)	(1,588.5)
Cash receipts on sold trade receivables	—	461.6	411.2
Investment in unconsolidated entities	(11.2)	(114.3)	(2.5)
Proceeds from sale of HH&B	—	—	1,005.9
Proceeds from sale of property, plant and equipment	119.1	23.3	52.6
Proceeds from property, plant and equipment insurance settlement	25.5	7.9	3.5
Other	30.3	46.2	27.7
Net cash used for investing activities	(4,579.6)	(815.1)	(868.7)
Financing activities:
Proceeds from issuance of notes	2,498.2	1,197.3	998.4
Additions (repayments) to revolving credit facilities	37.2	(115.5)	421.8
Additions to debt	5,061.6	855.2	742.6
Repayments of debt	(5,631.6)	(2,032.9)	(2,331.9)
Changes in commercial paper, net	339.2	—	—
Other financing additions (repayments)	10.0	(24.2)	23.9
Issuances of common stock, net of related minimum tax withholdings	18.3	26.6	35.8
Purchases of common stock	(88.6)	(195.1)	(93.0)
Cash dividends paid to stockholders	(467.9)	(440.9)	(403.2)
Cash distributions paid to noncontrolling interests	(4.3)	(33.3)	(47.0)
Other	8.1	7.7	(2.8)
Net cash provided by (used for) financing activities	1,780.2	(755.1)	(655.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.0	(28.2)	(2.1)
(Decrease) increase in cash, cash equivalents and restricted cash	(485.2)	332.8	(62.4)
Cash, cash equivalents and restricted cash at beginning of period	636.8	304.0	366.4
Cash, cash equivalents and restricted cash at end of period	$151.6	$636.8	$304.0

Supplemental disclosure of cash flow information:

	Year Ended September 30,
(In millions)	2019	2018	2017

Cash paid during the period for:
Income taxes, net of refunds	$226.1	$60.5	$227.6
Interest, net of amounts capitalized	$412.5	$284.4	$239.0

Supplemental schedule of non-cash operating and investing activities:

In fiscal 2017, we contributed a subsidiary to an unconsolidated joint venture and deconsolidated another subsidiary which resulted in the derecognition and recognition of certain non-cash items for the year ended September 30:

(In millions)	2017

Derecognized:
Accounts receivable	$14.6
Inventories	$7.6
Other assets	$12.3
Accounts payable	$(7.9)
Income taxes	$(1.4)
Accrued liabilities and other	$(12.0)

Recognized:
Investment in unconsolidated entities	$(16.7)

Supplemental schedule of non-cash investing and financing activities:

	Year Ended September 30,
(In millions)	2019	2018	2017

Non-cash investing activities:
Deferred purchase price of trade receivables sold	$—	$436.7	$422.2

Liabilities assumed in fiscal 2019 primarily relate to the KapStone Acquisition. Liabilities assumed in fiscal 2018 primarily relate to the Plymouth Packaging Acquisition and the Schlüter Acquisition. Liabilities assumed in fiscal 2017 relate to the MPS Acquisition, the U.S. Corrugated Acquisition, the July 17, 2017 acquisition (the “Island Container Acquisition”) of certain assets and liabilities of Island Container Corp. and Combined Container Industries LLC (“Island”), the acquisition of Hanna Group Pty Ltd (“Hanna Group”) in a stock purchase (the “Hannapak Acquisition”) and the March 13, 2017 acquisition of certain assets and liabilities of Star Pizza Box of Arizona, LLC, Star Pizza Box of Florida, Inc., Star Pizza Box of Ohio, LLC, Star Pizza Box of Texas, LLC and Box Logistics LLC (the “Star Pizza Acquisition” and “Star Pizza”). See “Note 3. Acquisitions and Investment” for additional information.

(In millions)	Year Ended September 30,
	2019	2018	2017

Fair value of assets acquired, including goodwill	$5,948.9	$303.2	$3,342.4
Cash consideration for the purchase of businesses, net of cash acquired	(3,369.3)	(242.1)	(1,592.0)
Stock issued in business combinations	(70.1)	—	(136.1)
Fair value of share-based awards issued in business combinations	(70.8)	—	(1.9)
Deferred payments and (unpaid) unreceived working capital or escrow	16.6	(25.0)	4.6
Liabilities and noncontrolling interest assumed	$2,455.3	$36.1	$1,617.0

See Accompanying Notes

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries for periods on or after November 2, 2018 and to WRKCo Inc. (formerly known as WestRock Company) for periods prior to November 2, 2018.

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

On May 15, 2016, WestRock completed the Separation, pursuant to which we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements and treated the former Specialty Chemicals segment as discontinued operations.

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

On June 6, 2017, we completed the MPS Acquisition. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. MPS is reported in our Consumer Packaging segment. See “Note 3. Acquisitions and Investment” for additional information.

On November 2, 2018, we completed the KapStone Acquisition. KapStone is a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owns Victory Packaging, a packaging solutions distribution company with facilities in the U.S., Canada and Mexico. KapStone is reported in our Corrugated Packaging segment. WRKCo (formerly known as WestRock Company) was the accounting acquirer in the transaction; therefore, the historical consolidated financial statements of WRKCo for periods prior to the KapStone Acquisition are also considered to be the historical financial statements of the Company. See “Note 3. Acquisitions and Investment” for additional information.

Consolidation

The consolidated financial statements include our accounts and the accounts of our partially-owned consolidated subsidiaries. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise significant influence over the investee are accounted for under the cost method. Our equity and cost method investments are not significant either individually or in the aggregate. We have eliminated all significant intercompany accounts and transactions. See “Note 7. Segment Information” for our equity method investments.

Reclassifications

We aligned our financial results for all periods presented to align our reportable segments as discussed in “Note 7. Segment Information”, we have accounted for the retrospective adoption of certain accounting standards as discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies – New Accounting Standards - Recently Adopted”, and we have accounted for changes in our Rule 3-10 of Regulation S-X disclosures as outlined in “Note 14. Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors”.

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

Revenue Recognition

We generally recognize revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods. Additionally, we manufacture certain customized products that have no alternative use to us (since they are made to specific customer orders), and we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these products, including a reasonable profit. For products that meet these two criteria, we recognize revenue “over time”. This results in revenue recognition prior to the date of shipment or title transfer for these products and increases the contract asset (unbilled receivables) balance with a corresponding reduction in finished goods inventory on our balance sheet.

We net, against our gross sales, provisions for discounts, returns, allowances, customer rebates and other adjustments. Such adjustments are based on historical experience which is consistent with the most likely method as provided in Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 606 “Revenue from Contracts with Customers” (“ASC 606”).

Shipping and Handling Costs

We classify shipping and handling costs, such as freight to our customers’ destinations, as a component of cost of goods sold. When shipping and handling costs are included in the sales price charged for our products, they are recognized in net sales since we treat shipping and handling as fulfilment activities.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts we report in the consolidated balance sheets for cash and cash equivalents approximate fair market values. We place our cash and cash equivalents primarily with large credit worthy banks, which limits the amount of our credit exposure.

Accounts Receivable and Allowances

We derive our accounts receivable from revenue earned from customers located primarily in North America, South America, Europe, Asia and Australia. Given our diverse customer base, we have limited exposure to credit loss from any particular customer or industry segment, and hence we generally do not require collateral. We perform an evaluation of probable credit losses inherent in our accounts receivable at each balance sheet date. Such an evaluation includes consideration of historical loss experience, trends in customer payment frequency, present economic conditions, and judgment about the future financial health of our customers and industry sector. The average of our receivables collection is within 30 to 60 days. We sell certain receivables under our A/R Sales Agreement.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We charge off receivables when they are determined to be no longer collectible. In fiscal 2019, 2018 and 2017 our bad debt expense was not significant.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Balance at beginning of fiscal year	$49.7	$45.8	$36.5
Reduction in sales and charges to costs and expenses	259.6	202.8	215.6
Deductions	(256.1)	(198.9)	(206.3)
Balance at end of fiscal year	$53.2	$49.7	$45.8

Inventories

We value the majority of our U.S. inventories at the lower of cost or market, with cost determined on the last-in first-out (“LIFO”) basis. We value all other inventories at the lower of cost and net realizable value, with cost determined using methods that approximate cost computed on a first-in first-out inventory valuation method (“FIFO”) basis. These other inventories represent primarily foreign inventories, distribution business inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 39% and 31% of FIFO cost of all inventory at September 30, 2019 and 2018, respectively.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

We state property, plant and equipment at cost less accumulated depreciation. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs, while normal maintenance and repairs are expensed as incurred. During fiscal 2019, 2018 and 2017, we capitalized interest of approximately $23.8 million, $8.2 million and $7.0 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method generally over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-25 years
Transportation equipment	3-8 years

Generally, our machinery and equipment have estimated useful lives between 3 and 25 years; however, select portions of machinery and equipment primarily at our mills have estimated useful lives up to 44 years. Greater than 90% of the cost of our mill assets have useful lives of 25 years or less. Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years.

Goodwill and Long-Lived Assets

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other.” We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We determine the fair value of each reporting unit using the discounted cash flow method or, as appropriate, a combination of the discounted cash flow method and the guideline public company method.

The goodwill impairment model is a two-step process. ASC 350 allows a qualitative assessment, prior to step one, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We generally do not attempt a qualitative assessment and move directly to step one. In step one, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. The guideline public company method involves comparing the reporting unit to similar companies whose stock is freely traded on an organized exchange. The fair values determined by the discounted cash flow and guideline public company methods were weighted to arrive at the concluded fair value of the reporting unit. However, in instances where comparisons to our peers was less meaningful, no weight was placed on the guideline public company method to arrive at the concluded fair value of the reporting unit. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we would complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. While Accounting Standard Update (“ASU 2017-04”), “Simplifying the Test for Goodwill Impairment”, amends the guidance in ASC 350, we have not yet adopted the ASU and do not expect these provisions to have a material impact on our consolidated financial statements.

During the third quarter of fiscal 2019, we tested our goodwill for potential impairment on an interim basis due to changing market conditions, including the impact on the trading price of our Common Stock. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values as of the interim impairment test date. The discount rate used for each reporting unit ranged from 8.5% to 14.0%. We used perpetual growth rates in the reporting units that have goodwill ranging from 0.0% to 1.0%. Our Consumer Packaging and Victory Packaging reporting units had fair values that exceeded their respective carrying values by less than 10% each, primarily due to the fair value accounting related to the Combination and the MPS Acquisition (for Consumer Packaging) and the KapStone Acquisition (for Victory Packaging). If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit that has goodwill, the fair value of each of our reporting units would have continued to exceed its carrying value, except for the Consumer Packaging reporting unit. The Consumer Packaging and Victory Packaging reporting units had $3,590.6 million and $40.2 million of goodwill, respectively, at September 30, 2019. We reviewed the carrying value of our goodwill at the beginning of the fourth quarter and continually monitored industry economic trends until the end of our fiscal year and determined no additional testing for goodwill impairment was warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. Currently, we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material.

We follow the provisions included in ASC 360, “Property, Plant and Equipment” in determining whether the carrying value of any of our long-lived assets, including amortizing intangibles other than goodwill, is impaired. The ASC 360 test is a three-step test for assets that are “held and used” as that term is defined by ASC 360. We determine whether indicators of impairment are present. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated costs to sell.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 1 to 40 years and have a weighted average life of approximately 15.3 years.

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

Restructuring and Other Costs

Our restructuring and other costs include primarily items such as restructuring portions of our operations, acquisition costs, integration costs and divestiture costs. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is likely that we will engage in future restructuring activities. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including severance costs, leases and other contractual

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations, and the adjustment of property, plant and equipment to net realizable value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change. See “Note 4. Restructuring and Other Costs” for additional information, including a description of the type of costs incurred.

Business Combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. Significant estimates and assumptions include subjective and/or complex judgements regarding items such as discount rates, customer attrition rates, economic lives and other factors, including estimating future cash flows that we expect to generate from the acquired assets.

The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record future impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

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

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. We disclose the fair value of long-term debt in “Note 13. Debt” and our pension and postretirement assets and liabilities in “Note 5. Retirement Plans”. We have, or from time to time may have, financial instruments recognized at fair value including supplemental retirement savings plans (“Supplemental Plans”) that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities, the fair value of which are not significant. We measure the fair value of our mutual fund investments based on quoted prices in active markets, and our derivative contracts, if any, based on discounted cash flows.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time to time and to varying degrees, we may enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Swaps or forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity financial derivative contracts and physical commodity contracts that are determined to be derivatives may not be designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. Generally, we elect the normal purchase, normal sale scope exception for physical commodity contracts that are determined to be derivatives. We may also enter into forward contracts to manage our exposure to fluctuations in foreign currency rates with respect to transactions denominated in foreign currencies. These also can either be designated for accounting purposes as cash flow hedges or not so designated.

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

For financial derivative instruments that are designated as a cash flow hedge for accounting purposes, the entire change in fair value of the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings.

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

At September 30, 2019, the notional amounts of interest rate and foreign currency exchange contract derivatives were $600.0 million and $351.0 million, respectively. At September 30, 2019, the notional amount of natural gas commodity derivatives was 8.4 MMBtu. The fair value of these derivative instruments was not significant as of September 30, 2019. At September 30, 2018, there were no interest rate or commodity derivatives outstanding, and the notional amount of foreign currency derivatives was $356.0 million. See “Note 13. Debt” for additional information on the foreign currency derivatives.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain provisions of ASC 740, “Income Taxes” provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We use significant judgment in determining (i) whether a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, and (ii) measuring the tax benefit as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. We do not record any benefit for the tax positions where we do not meet the more likely than not initial recognition threshold. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution.

On December 22, 2017, the Tax Act (as hereinafter defined) was signed into law. The Tax Act contained significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense and (vi) expanded limitations on executive compensation. See “Note 6. Income Taxes.”

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with ASC 715, “Compensation – Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other postretirement benefits

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 5. Retirement Plans”, which include, among others, the discount rate, expected long-term rates of return on plan assets and rates of increase in compensation levels. As provided under ASC 715, we defer actual results that differ from our assumptions, i.e. actuarial gains and losses, and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated, such as but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions and plan remeasurement.

The amount of unrecognized actuarial gains and losses recognized in the current year’s operations is based on amortizing the unrecognized gains or losses for each plan that exceed the larger of 10% of the projected benefit obligation or the fair value of plan assets, also known as “the corridor”. The amount of unrecognized gain or loss that exceeds the corridor is amortized over the average future service of the plan participants or the average life expectancy of inactive plan participants for plans where all or almost all of the plan participants are inactive. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense.

Share-Based Compensation

We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation – Stock Compensation”. Pursuant to our incentive stock plans, we can grant options and restricted stock, stock appreciation rights (“SAR” or “SARs”) and restricted stock units to employees and our non-employee directors. The grants generally vest over a period of up to three years depending on the nature of the award, except for non-employee director grants, which typically vest over a period of up to one year. The majority of our restricted stock grants to employees generally contain performance or market conditions that must be met in conjunction with a service requirement for the shares to vest, others contain only a service requirement. We charge compensation under the plan to earnings over each increment’s individual vesting period. See “Note 21. Share-Based Compensation” for additional information.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Our asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our mills. At September 30, 2019 and September 30, 2018, we had recorded liabilities of $72.5 million and $72.9 million, respectively. The liabilities are primarily reflected as other long-term liabilities on the consolidated balance sheets.

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer certain expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. This maintenance is generally performed every twelve to twenty-four months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period. Planned major maintenance costs deferred at September 30, 2019 and 2018 were $124.3 million and $83.4 million, respectively. The assets are recorded as other assets on the consolidated balance sheets. The increase in fiscal 2019 was primarily due to the acquired KapStone mills, as well as the varied timing and scope of outages.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded a gain on foreign currency transactions of $18.5 million, $12.2 million and $4.3 in fiscal 2019, 2018 and 2017, respectively.

Environmental Remediation Costs

We accrue for losses associated with our environmental remediation obligations when it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated. We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of the remedial feasibility study and adjust such accruals as further information develops or circumstances change. We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable. See “Note 18. Commitments and Contingencies.”

New Accounting Standards - Recently Adopted

During fiscal 2019, we filed with the SEC a Current Report on Form 8-K to provide revisions to our consolidated financial statements, and the notes thereto for the three years ended September 30, 2018 and other related disclosures, including the retrospective adoption of certain accounting standards for all periods therein, including, but not limited to, ASU 2017-07 “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments” (which amends the guidance in ASC 230, “Statement of Cash Flows”) and ASU 2016-18 “Restricted Cash” (which amends the guidance in the ASC 230, “Statement of Cash Flows”). See “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards - Recently Adopted” of the Notes to Consolidated Financial Statements section in Exhibit 99.1 of the May 9, 2019 Form 8-K for information on new accounting standards adopted on October 1, 2018 on a retrospective basis for all periods therein.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in the period of adoption or retrospectively in each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (or portion thereof) is recorded. This ASU requires financial statement preparers to disclose (i) a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income; (ii) whether they elect to reclassify the stranded income tax effects from the Tax Act; and (iii) information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of ASC 220, “Income Statement – Reporting Comprehensive Income”, and has items of other comprehensive income in which the related tax effects are included as required by GAAP. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted the provisions of this ASU for fiscal 2020 on October 1, 2019 and we estimate that the reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings to be approximately $70 to $75 million.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. In October 2018, the FASB issued ASU 2018-16 “Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benchmark Interest Rate for Hedge Accounting” (“ASU 2018-16”), which adds the overnight index rate based on the Secured Overnight Financing Rate to the list of U.S. benchmark interest rates in ASC 815 that are eligible to be hedged. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which addresses targeted issues related to fair value hedges and clarifies certain transition requirements. The provisions of ASU 2017-12, ASU 2018-16 and ASU 2019-04 are concurrently effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and should be applied prospectively. We early adopted the provisions of ASU 2017-12, ASU 2018-16 and ASU 2019-04 in the fourth quarter of fiscal 2019. These provisions did not have a material impact on our consolidated financial statements.

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

We adopted the provisions of ASC 842 for fiscal 2020 on October 1, 2019, using the modified retrospective approach and as a result will not restate prior periods. We have also elected the package of three practical expedients permitted within the standard pursuant to which we will not reassess initial direct costs, lease classification or whether our contracts contain or are leases. We have also made an accounting policy election to not recognize right-of-use assets and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised. Upon adoption, we estimate to recognize a right-of-use asset of approximately $730 million to $760 million with its corresponding lease liability representing the present value of the remaining minimum rental payments relating to leases currently classified as operating leases. The adoption of ASC 842 does not have a significant impact on the recognition, measurement, or presentation of lease expenses within the consolidated statements of income or the consolidated statements of cash flows. We have also identified and implemented changes to our accounting policies and practices, business processes, systems and designed and implemented specific controls over our evaluation of the impact of the new standard and related guidance on us upon adoption, and on an ongoing basis, including disclosure requirements and the collection of relevant data into the reporting process. While we have substantially completed the process of quantifying the impacts that will result from applying the new standard, our assessment will be finalized during the first quarter of fiscal 2020.

New Accounting Standards - Recently Issued

In October 2018, the FASB issued ASU 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which provides targeted amendments to ASC 808, “Collaborative

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements” (“ASC 808”) and ASC 606. The amendments in this ASU require transactions between participants in a collaborative arrangement to be accounted for under ASC 606 when the counterparty is a customer. This ASU precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This ASU also amends ASC 808 to refer to the unit-of-account guidance in ASC 606 and requires it to be used only when assessing whether a transaction is in scope of ASC 606. This ASU is effective for fiscal years ending after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In October 2018, the FASB issued ASU 2018-17 “Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety, as currently required under GAAP. This ASU is effective for fiscal years ending after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this ASU.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit losses: Measurement of Credit Losses on financial Instruments (Topic 326)” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. In April 2019, the FASB issued ASU 2019-04 which addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides targeted transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option. The provisions of ASU 2019-04 related to Topic 326 and ASU 2019-05 are effective concurrent with the adoption of ASU 2016-13. We are currently evaluating the impact of these ASUs and do not expect these provisions to have a material impact on our consolidated financial statements.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We manufacture certain customized products that have no alternative use to us (since they are made to specific customer orders), and we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these products, including a reasonable profit. For manufactured products that meet these two criteria, we recognize revenue “over time”. This results in revenue recognition prior to the date of shipment or title transfer for these products and increases the contract asset (unbilled receivables) balance with a corresponding reduction in finished goods inventory on our balance sheet. Due to the recurring nature of our sales of these customized products, the impact of ASC 606 is not expected to have a material impact on our consolidated financial statements in future periods.

The transition adjustment resulted in revenue acceleration of $183.7 million with a corresponding acceleration of cost of $133.4 million. The net increase to the opening balance of retained earnings was $43.5 million (net of tax expense of $6.8 million) as of October 1, 2018 due to the cumulative impact of adopting the new revenue standard. The adoption of ASC 606 had the following impact on our consolidated financial statements:

Consolidated Statements of Income

	Year Ended September 30, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Net sales	$18,289.0	$18,297.7	$(8.7)
Cost of goods sold	$14,540.0	$14,555.4	$(15.4)
Income tax expense	$(276.8)	$(275.2)	$(1.6)
Consolidated net income	$867.9	$862.8	$5.1

Consolidated Balance Sheet

	September 30, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Inventories	$2,107.5	$2,237.3	$(129.8)
Other current assets	$496.2	$308.2	$188.0
Other current liabilities	$571.8	$570.2	$1.6
Retained earnings	$1,997.1	$1,948.5	$48.6

Consolidated Statement of Cash Flows

	Year Ended September 30, 2019
(In millions)	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)

Consolidated net income	$867.9	$862.8	$5.1
Other assets	$(124.6)	$(133.3)	$8.7
Inventories	$(110.5)	$(95.1)	$(15.4)
Income taxes	$7.2	$5.6	$1.6

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The table below disaggregates our revenue by geographical market and product type (segment).

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$11,314.7	$5,166.6	$23.4	$(155.5)	$16,349.2
South America	437.2	73.2	—	—	510.4
Europe	1.6	1,064.7	—	(0.1)	1,066.2
Asia Pacific	63.2	301.5	—	(1.5)	363.2
Total (1)	$11,816.7	$6,606.0	$23.4	$(157.1)	$18,289.0

(1)	Net sales are attributed to geographical markets based on the location of the seller.

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

The opening and closing balances of our contract assets and contract liabilities are as follows. Contract assets and contract liabilities are aggregated within Other current assets and Other current liabilities, respectively, on the consolidated balance sheet.

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2018	$183.7	$7.9
Impact of acquisition	13.0	—
Ending balance - September 30, 2019	188.0	7.7
(Decrease) / increase	$(8.7)	$(0.2)

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Acquisitions and Investment

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. No changes in fiscal 2019 to our fiscal 2018 provisional fair value estimates of assets and liabilities assumed in acquisitions were significant.

KapStone Acquisition

On November 2, 2018, pursuant to the Merger Agreement, dated as of January 28, 2018, among WRKCo Inc. (formerly known as WestRock Company), KapStone, the Company (formerly known as Whiskey Holdco, Inc.), Whiskey Merger Sub, Inc. and Kola Merger Sub, Inc., the Company acquired all of the outstanding shares of KapStone through a transaction in which: (i) Whiskey Merger Sub, Inc. merged with and into WRKCo, with WRKCo surviving such merger as a wholly owned subsidiary of Company and (ii) Kola Merger Sub, Inc. merged with and into KapStone, with KapStone surviving such merger as a wholly owned subsidiary of the Company. Effective as of the effective time of the KapStone Acquisition (the “Effective Time”), Whiskey Holdco, Inc. changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”

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

The consideration for the KapStone Acquisition was $4.9 billion including debt assumed, a long-term financing obligation and assumed equity awards. As a result, KapStone stockholders received in the aggregate approximately $3.3 billion in cash and 1.6 million shares of WestRock common stock with a value of $70.1 million, or approximately 0.6% of the issued and outstanding shares of WestRock common stock immediately following the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, the Company assumed any outstanding awards granted under the equity-based incentive plans of WRKCo and KapStone (including the shares underlying such awards), the award agreements evidencing the grants of such awards and, in the case of the WRKCo equity-based incentive plans, the remaining shares available for issuance under the applicable plan, in each case subject to adjustments to such awards in the manner set forth in the Merger Agreement. Included in the consideration was $70.8 million related to outstanding KapStone equity awards that were replaced with WestRock equity awards with identical terms for pre-combination service. The amount related to post-combination service will be expensed over the remaining service period of the awards. See “Note 21. Share-Based Compensation” for additional information on the converted awards.

The following table summarizes the fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2019 (referred to as “measurement period adjustments”) (in millions):

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amounts Recognized as of Acquisition Date (as Adjusted) (2)
Cash and cash equivalents	$8.6	$—	$8.6
Current assets, excluding cash and cash equivalents	878.9	(18.7)	860.2
Property, plant and equipment, net	1,910.3	11.5	1,921.8
Goodwill	1,755.0	(13.8)	1,741.2
Intangible assets	1,336.1	30.3	1,366.4
Other long-term assets	27.9	(0.1)	27.8
Total assets acquired	5,916.8	9.2	5,926.0

Current portion of debt	33.3	—	33.3
Current liabilities	337.5	7.6	345.1
Long-term debt due after one year	1,333.4	—	1,333.4
Accrued pension and other long-term benefits	9.8	2.1	11.9
Deferred income taxes	609.7	(2.9)	606.8
Other long-term liabilities	118.4	2.4	120.8
Total liabilities assumed	2,442.1	9.2	2,451.3
Net assets acquired	$3,474.7	$—	$3,474.7

(1)	The measurement period adjustments recorded in fiscal 2019 did not have a significant impact on our consolidated statements of income for the year ended September 30, 2019.

(2)

The measurement period adjustments were primarily due to refinements to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments resulted in a net decrease to goodwill.

We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, finalizing third-party valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances; therefore, the allocation of the purchase price is preliminary and subject to revision.

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

Schlüter Acquisition

On September 4, 2018, we completed the Schlüter Acquisition to further enhance our pharmaceutical and automotive platform and expand our geographical footprint in Europe to better serve our customers. In connection

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the Schlüter Acquisition, we paid cash of $50.6 million. The purchase consideration included the assumption of $7.5 million of debt. We have included the financial results of the acquired operations in our Consumer Packaging segment since the date of the acquisition.

The allocation of consideration primarily included $9.1 million of customer relationship intangible assets, $23.7 million of goodwill, $26.5 million of property, plant and equipment and $21.1 million of liabilities including deferred taxes and the aforementioned debt. We are amortizing the customer relationship intangibles over 10.5 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred tax liabilities for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

Plymouth Packaging Acquisition

On January 5, 2018, we completed the Plymouth Packaging Acquisition to further enhance our platform and drive differentiation and innovation. Plymouth’s “Box on Demand” systems are located on customers’ sites under multi-year exclusive agreements and use fanfold corrugated to produce custom, on-demand corrugated packaging that is accurately sized for any product type according to the customers’ specifications. We have fully integrated the approximately 60,000 tons of containerboard used by Plymouth annually. The purchase price of $203.9 million, net of cash received of $3.1 million. We have included the financial results of the acquired assets in our Corrugated Packaging segment since the date of the acquisition.

The allocation of consideration primarily included $61.9 million of customer relationship intangible assets, $59.6 million of goodwill, $36.2 million of property, plant and equipment, $26.2 million of other long-term assets consisting of assets leased to customers and equity method investments, and $12.6 million of liabilities. We are amortizing the customer relationship intangibles over 13.0 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred tax liabilities for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are amortizable for income tax purposes.

Grupo Gondi Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% ownership interest in the joint venture together with future put and call rights. The investment was valued at approximately $0.3 billion. The majority equity holders manage the joint venture and we provide technical and commercial resources and supply certain paperboard to the joint venture. We believe the joint venture is helping to grow our presence in the attractive Mexican market. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. We have included the financial results of the joint venture in our Corrugated Packaging segment since the date of the formation, and are accounting for the investment under the equity method. On October 20, 2017, we increased our ownership interest in Grupo Gondi from 27.0% to 32.3% through a $108 million capital contribution, which followed the joint venture entity having a stock redemption from a minority partner in April 2017 that increased our ownership interest to approximately 27.0%. The October 2017 capital contribution was used to support the joint venture’s capital expansion plans, which include a containerboard mill and several converting plants. The agreement governing our investment in Grupo Gondi includes future put and call rights with respect to the respective parties’ ownership interest in the joint venture which can be exercised at various points in fiscal 2020 and beyond.

Hannapak Acquisition

On August 1, 2017, we completed the Hannapak Acquisition in a stock purchase. Hanna Group is one of Australia’s leading providers of folding cartons to a variety of markets, including beverage, food, confectionery, and healthcare. The purchase consideration for the Hannapak Acquisition was $60.4 million, net of cash received of $0.6 million. We have included the financial results of the acquired operations since the date of the acquisition in our

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consumer Packaging segment.

The allocation of consideration primarily included $22.2 million of customer relationship intangible assets, $24.0 million of goodwill, $9.8 million of property, plant and equipment and $13.7 million of liabilities including deferred taxes. We are amortizing the customer relationship intangibles over 13 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred tax liabilities for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

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

The purchase consideration was $193.7 million, net of cash received of $1.4 million and a $3.4 million working capital settlement received in fiscal 2018. The consideration included the issuance of 2.4 million shares of Common Stock valued at $136.1 million. We have included the financial results of U.S. Corrugated Holdings, Inc. since the date of the acquisition in our Corrugated Packaging segment.

The allocation of consideration primarily included $77.8 million of customer relationship intangible assets, $110.5 million of goodwill, $30.0 million of property, plant and equipment and $55.5 million of liabilities, including deferred income taxes. We are amortizing the customer relationship intangibles over 7.5 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred tax liabilities for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

MPS Acquisition

On June 6, 2017, we completed the MPS Acquisition in a stock purchase. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We acquired the outstanding shares of MPS for $18.00 per share in cash and the assumption of debt.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the MPS Acquisition, we paid cash of $1,351.1 million, net of cash received of $47.5 million. The purchase consideration included the assumption of $929.1 million of debt and $1.9 million related to MPS equity awards that were replaced with WestRock equity awards with identical terms for the pre-acquisition service. The amount related to post-acquisition service is being expensed over the remaining service period of the awards. See “Note 21. Share-Based Compensation” for additional information on the converted awards. We have included the financial results of MPS since the date of the acquisition in our Consumer Packaging segment.

The allocation of consideration primarily included $1,026.4 million of intangible assets, $900.9 million of goodwill, $469.9 million of property, plant and equipment and $1,561.6 million of liabilities and noncontrolling interests, including debt and deferred income taxes. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force, as well as due to establishing deferred tax liabilities for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

The following table summarizes the weighted average life and the allocation to intangible assets recognized in the MPS Acquisition, excluding goodwill (in millions):

	Weighted Avg. Life	Amounts Recognized as of the Acquisition Date
Customer relationships	14.6	$1,008.7
Trademarks and tradenames	3.0	15.2
Patents	10.0	2.5
Total	14.4	$1,026.4

None of the intangibles has significant residual value. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 13 to 16 years based on a straight-line basis because the amortization pattern was not reliably determinable.

Star Pizza Acquisition

On March 13, 2017, we completed the Star Pizza Acquisition. The transaction provided us with a leadership position in the fast growing small-run pizza box market and has increased our vertical integration. The purchase price was $34.6 million, net of a $0.7 million working capital settlement. We have fully integrated the approximately 22,000 tons of containerboard used by Star Pizza annually. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

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

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $173.7 million, $105.4 million and $196.7 million for fiscal 2019, 2018 and 2017, respectively. Of these costs, $56.5 million, $27.0 million and $86.6 million were non-cash for fiscal 2019, 2018 and 2017, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, divestiture or integration vary. We present our restructuring and other costs in more detail below.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our Restructuring and other costs for fiscal 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Restructuring	$111.0	$39.5	$113.4
Other	62.7	65.9	83.3
Restructuring and Other Costs	$173.7	$105.4	$196.7

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e. partial or complete plant closures), employee costs due to merger and acquisition-related workforce reductions and other workforce reductions, including a voluntary retirement program in fiscal 2019. When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee-related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value. At the time of each announced closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs.

Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment. Therefore, we generally transfer a substantial portion of each closed plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business. In our Land and Development segment, the restructuring charges primarily consisted of severance and other employee costs associated with the accelerated monetization strategy and wind-down of operations and lease costs.

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

	2019	2018	2017	Cumulative	Total Expected
Corrugated Packaging
Net property, plant and equipment costs	$32.1	$2.9	$1.5	$230.1	$230.1
Severance and other employee costs	16.9	1.9	5.8	59.3	59.4
Equipment and inventory relocation costs	4.8	3.4	2.2	12.5	14.2
Facility carrying costs	3.9	3.3	5.4	32.7	33.8
Other costs	1.2	0.1	(1.1)	14.5	21.2
Restructuring total	$58.9	$11.6	$13.8	$349.1	$358.7
Consumer Packaging
Net property, plant and equipment costs	$0.5	$6.8	$28.2	$40.4	$40.4
Severance and other employee costs	6.0	6.9	23.9	39.4	39.4
Equipment and inventory relocation costs	1.0	2.4	2.5	6.3	6.3
Facility carrying costs	0.2	0.9	0.7	2.2	2.2
Other costs (1)	4.3	2.0	20.1	26.4	26.4
Restructuring total	$12.0	$19.0	$75.4	$114.7	$114.7
Land and Development
Net property, plant and equipment costs	$—	$—	$1.8	$1.8	$1.8
Severance and other employee costs	0.1	0.3	2.8	13.8	13.8
Other costs	—	3.0	—	3.0	3.0
Restructuring total	$0.1	$3.3	$4.6	$18.6	$18.6
Corporate
Net property, plant and equipment costs	$—	$—	$0.1	$1.4	$1.4
Severance and other employee costs	37.5	0.8	14.8	138.2	138.2
Other costs	2.5	4.8	4.7	18.1	18.1
Restructuring total	$40.0	$5.6	$19.6	$157.7	$157.7
Total
Net property, plant and equipment costs	$32.6	$9.7	$31.6	$273.7	$273.7
Severance and other employee costs	60.5	9.9	47.3	250.7	250.8
Equipment and inventory relocation costs	5.8	5.8	4.7	18.8	20.5
Facility carrying costs	4.1	4.2	6.1	34.9	36.0
Other costs	8.0	9.9	23.7	62.0	68.7
Restructuring total	$111.0	$39.5	$113.4	$640.1	$649.7

(1)	Includes a $17.6 million impairment of a customer relationship intangible in fiscal 2017 related to an exited product line.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily associated with costs incurred during the HH&B Sale process. We consider acquisition, integration and divestiture costs to be Corporate costs regardless of the segment or segments involved in the transaction.

The following table presents our acquisition, divestiture and integration costs that we incurred during the last three fiscal years (in millions):

	2019	2018	2017
Acquisition costs	$28.2	$38.2	$27.1
Integration costs	34.3	27.4	46.4
Divestiture costs	0.2	0.3	9.8
Other total	$62.7	$65.9	$83.3

 The following table summarizes the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our consolidated statements of income for the last three fiscal years (in millions):

	2019	2018	2017
Accrual at beginning of fiscal year	$31.6	$47.4	$44.8
Accruals acquired in acquisition	—	—	3.5
Additional accruals	60.0	16.5	63.2
Payments	(55.9)	(29.8)	(53.3)
Adjustment to accruals	(3.2)	(1.0)	(10.8)
Foreign currency rate changes	(0.2)	(1.5)	—
Accrual at end of fiscal year	$32.3	$31.6	$47.4

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	2019	2018	2017
Additional accruals and adjustments to accruals (see table above)	$56.8	$15.5	$52.4
Acquisition costs	28.2	38.2	27.1
Integration costs	34.3	22.0	41.2
Divestiture costs	0.2	0.3	9.8
Net property, plant and equipment	32.6	9.7	31.6
Severance and other employee costs	6.8	1.3	3.8
Equipment and inventory relocation costs	5.8	5.8	4.7
Facility carrying costs	4.1	4.2	6.1
Other costs	4.9	8.4	20.0
Total restructuring and other costs, net	$173.7	$105.4	$196.7

Note 5.	Retirement Plans

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit levels, depending upon the plan. We allocate our pension assets to several investment management firms across a variety of investment styles. Our defined benefit Investment Committee meets at least four times a year with our investment advisors to review each management firm’s performance and monitors its compliance with its stated goals, our investment policy and applicable regulatory requirements in the U.S., Canada, and other jurisdictions.

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

Target Allocations

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Equity investments	15%	15%	20%	22%
Fixed income investments	75%	75%	72%	70%
Short-term investments	1%	1%	1%	1%
Other investments	9%	9%	7%	7%
Total	100%	100%	100%	100%

Our asset allocations by asset category at September 30 were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Equity investments	13%	14%	22%	23%
Fixed income investments	70%	73%	71%	69%
Short-term investments	9%	3%	2%	2%
Other investments	8%	10%	5%	6%
Total	100%	100%	100%	100%

We manage our retirement plans in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder as well as applicable legislation in Canada and other foreign countries. Our investment policy objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers, as well as establishing certain risk parameters within asset classes. We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to meet these objectives. In addition, our other investments support multi-strategy objectives.

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisors and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We use a September 30 measurement date. We expect to contribute approximately $27 million to our U.S. and non-U.S. pension plans in fiscal 2020. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for MEPPs for collective bargaining employees generally equals the contributions for these plans, excluding estimated accruals for withdrawal liabilities.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to measure the benefit plan obligations at September 30, were:

	Pension Plans
	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.35%	2.42%	4.50%	3.42%
Rate of compensation increase	3.00%	2.65%	3.00%	2.67%

At September 30, 2019, the discount rate for the U.S. pension plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the non-U.S. plans was determined based on a yield curve developed by our actuary. The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2019 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the future rate of compensation increases is reviewed periodically and is based on both our internal planning projections and recent history of actual compensation increases.

We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2020, our expected rate of return used to determine net periodic benefit cost is 6.25% for our U.S. plans and 4.26% for our non-U.S. plans. Our expected rates of return in fiscal 2020 are based on an analysis of our long-term expected rate of return and our current asset allocation.

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

In October 2014, we entered into a master agreement with the USW that applied to substantially all of our legacy RockTenn facilities represented by the USW at that time. The agreement has a six year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing and successorship. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms, and, it now covers many former MeadWestvaco, KapStone and other facilities acquired. WestRock and the USW are currently re-negotiating a successor agreement to the original master agreement.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation, plan assets and funded status for the years ended September 30 (in millions):

	Pension Plans
	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation:
Benefit obligation at beginning of fiscal year	$3,783.5	$1,340.2	$3,941.9	$1,502.2
Service cost	36.0	6.8	36.7	8.0
Interest cost	189.2	43.4	157.7	46.9
Amendments	0.4	3.1	9.3	—
Actuarial loss (gain)	694.4	181.0	(186.8)	(90.3)
Plan participant contributions	—	2.2	—	2.5
Benefits paid	(216.8)	(78.3)	(175.3)	(82.8)
Business combinations	561.2	0.7	—	3.5
Curtailments	1.0	—	—	(0.7)
Settlements	—	(1.7)	—	(5.5)
Foreign currency rate changes	—	(54.3)	—	(43.6)
Benefit obligation at end of fiscal year	$5,048.9	$1,443.1	$3,783.5	$1,340.2

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$3,921.2	$1,350.2	$4,107.9	$1,414.7
Actual gain (loss) on plan assets	731.7	172.9	(24.9)	39.9
Employer contributions	13.0	12.1	13.5	24.2
Plan participant contributions	—	2.2	—	2.5
Benefits paid	(216.8)	(78.3)	(175.3)	(82.8)
Business combinations	556.2	—	—	0.7
Settlements	—	(1.7)	—	(5.5)
Foreign currency rate changes	—	(56.5)	—	(43.5)
Fair value of plan assets at end of fiscal year	$5,005.3	$1,400.9	$3,921.2	$1,350.2
Funded status	$(43.6)	$(42.2)	$137.7	$10.0

Amounts recognized in the consolidated balance sheet:
Prepaid pension asset	$143.3	$81.4	$305.7	$114.3
Other current liabilities	(14.6)	(1.9)	(10.1)	(0.9)
Pension liabilities, net of current portion	(172.3)	(121.7)	(157.9)	(103.4)
(Under) over funded status at end of fiscal year	$(43.6)	$(42.2)	$137.7	$10.0

Certain U.S. plans have benefit obligations in excess of plan assets. These plans, which consist primarily of non-qualified plans, have aggregate projected benefit obligations of $220.9 million, aggregate accumulated benefit obligations of $220.1 million, and aggregate fair value of plan assets of $34.0 million at September 30, 2019. Our qualified U.S. plans were in a net overfunded position at September 30, 2019.

The accumulated benefit obligation of U.S. and non-U.S. pension plans was $6,438.9 million and $5,081.3 million at September 30, 2019 and 2018, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost, including noncontrolling interest, consist of (in millions):

	Pension Plans
	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$854.7	$168.8	$631.2	$105.6
Prior service cost	27.6	3.4	32.3	0.3
Total accumulated other comprehensive loss	$882.3	$172.2	$663.5	$105.9

The pre-tax amounts recognized in other comprehensive loss (income), including noncontrolling interest, are as follows at September 30 (in millions):

	Pension Plans
	2019	2018	2017
Net actuarial loss (gain) arising during period	$312.0	$38.7	$(48.8)
Amortization and settlement recognition of net actuarial loss	(25.3)	(20.6)	(57.7)
Prior service cost arising during period	3.5	9.3	3.4
Amortization of prior service cost	(5.2)	(4.7)	(4.1)
Net other comprehensive loss (income) recognized	$285.0	$22.7	$(107.2)

The net periodic pension (income) cost recognized in the consolidated statements of income is comprised of the following for fiscal years ended (in millions):

	Pension Plans
	2019	2018	2017
Service cost	$42.8	$44.8	$45.1
Interest cost	232.6	204.6	197.8
Expected return on plan assets	(340.2)	(328.4)	(313.1)
Amortization of net actuarial loss	24.5	21.2	25.4
Amortization of prior service cost	5.2	4.7	4.1
Curtailment loss (gain)	1.0	(0.6)	—
Settlement (gain) loss	(0.2)	(0.5)	32.7
Special termination benefits	—	—	12.5
Company defined benefit plan (income) expense	(34.3)	(54.2)	4.5
Multiemployer and other plans	1.4	1.4	4.7
Net pension (income) cost	$(32.9)	$(52.8)	$9.2

The Multiemployer and other plans line in the table above excludes the estimated withdrawal liabilities recorded in fiscal 2018 and adjustments recorded to such liabilities in fiscal 2019. See “Note 5. Retirement Plans — Multiemployer Plans” for additional information. The fiscal 2017 special termination benefits were recorded to restructuring and other costs in connection with the Combination and are excluded from the calculation of pension and other postretirement funding (more) than expense (income) in our consolidated statements of cash flows.

The Consolidated Statements of Income line item “Pension and other postretirement non-service income” is equal to the non-service elements of our “Company defined benefit plan (income) expense” and our “Net postretirement cost” outlined in this note excluding special termination benefits (recorded in restructuring and other costs in connection with the Combination).

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans
	2019		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.50%	3.42%	4.09%	3.26%	4.30%	3.08%
Rate of compensation increase	3.00%	2.67%	3.00%	2.65%	3.00%	3.09%
Expected long-term rate of return on plan assets	6.50%	4.69%	6.50%	4.98%	6.50%	6.03%

In fiscal 2019, 2018 and 2017, for our U.S. pension and postretirement plans, we considered the mortality tables published by the Society of Actuaries (“SOA”) and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, in fiscal 2019 we utilized the base Pri-2012 mortality tables from the SOA’s May 2019 exposure draft with specific gender and job classification increases and applied an improvement scale with generational improvements that is generally based on Social Security Administration analysis and assumptions. The increases for fiscal 2019 were 8% for white collar males, 12% for blue collar males, 10% for white collar females, and 6% for blue collar females. Separate tables specific to contingent annuitants as provided in the SOA’s Pri-2012 exposure draft were used for beneficiaries without any specific increases applied. In fiscal 2018 and 2017, we utilized the SOA’s base RP-2014 mortality tables with specific gender and job classification increases. The increases for fiscal 2018 were 10% for white collar males, 14% for blue collar males, 11% for white collar females, and 10% for blue collar females. The increases for fiscal 2017 were 9% for white collar males, 12% for blue collar males, 11% for white collar females, and 9% for blue collar females. In fiscal 2018 and 2017 our Canadian pension and postretirement plans utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience and applied Canadian Pensioner’s Mortality Improvement Scale B with generational improvements. For fiscal 2019, the adjustments applied to the mortality rates under the 2014 Private Sector Canadian Pensioners Mortality Table were modified to reflect a wider set of factors pertaining to our population, in addition to industry and collar designation, such as pension amount and lifestyle factors.

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2020 are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Actuarial loss	$38.5	$8.9
Prior service cost	5.2	0.3
Total	$43.7	$9.2

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2020	$253.1	$75.9
Fiscal 2021	$262.3	$74.5
Fiscal 2022	$266.5	$74.6
Fiscal 2023	$273.3	$74.8
Fiscal 2024	$268.8	$74.3
Fiscal Years 2025 – 2029	$1,405.3	$369.0

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2019 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. equities (1)	$184.2	$183.5	$0.7
Non-U.S. equities (1)	6.5	6.5	—
Fixed income securities:
U.S. government securities (2)	598.2	—	598.2
Non-U.S. government securities (3)	125.6	0.2	125.4
U.S. corporate bonds (3)	2,156.0	137.6	2,018.4
Non-U.S. corporate bonds (3)	432.9	5.7	427.2
Other fixed income (4)	379.3	10.8	368.5
Short-term investments (5)	468.7	468.7	—
Benefit plan assets measured in the fair value hierarchy	$4,351.4	$813.0	$3,538.4
Assets measured at NAV (6)	2,054.8
Total benefit plan assets	$6,406.2

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)

The level 1 non-U.S. government securities investment is an exchange cleared swap valued using quoted market prices. The level 1 U.S. corporate bonds category is primarily comprised of U.S. dollar denominated investment grade securities and valued using quoted market prices. Level 2 investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data.

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

The following table summarizes assets measured at fair value based on NAV per share as a practical expedient as of September 30, 2019 and 2018 (in millions):

	Fair value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
September 30, 2019
Hedge funds (1)	$42.9	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,188.6	Monthly	Up to 60 days	113.1
Fixed income and fixed income related instruments (3)	823.3	Monthly	Up to 10 days	—
	$2,054.8			$113.1
September 30, 2018
Hedge funds (1)	$47.9	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,092.9	Monthly	Up to 60 days	75.3
Fixed income and fixed income related instruments (3)	1,050.8	Monthly	Up to 10 days	—
	$2,191.6			$75.3

(1)

Hedge fund investments are primarily made through shares of limited partnerships or similar structures. Hedge funds are typically valued monthly by third-party administrators that have been appointed by the funds’ general partners. Hedge funds have been valued using NAV as a practical expedient.

(2)

Commingled fund investments are valued at the NAV per share multiplied by the number of shares held. The determination of NAV for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. Commingled funds have been valued using NAV as a practical expedient.

(3)

Fixed income and fixed income related instruments consist of commingled debt funds, which are valued at their NAV per share multiplied by the number of shares held. The determination of NAV for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. Commingled debt funds have been valued using NAV as a practical expedient.

We maintain holdings in certain private equity partnerships and private real estate investments for which a liquid secondary market does not exist. The private equity partnerships are commingled investments. Valuation techniques, such as discounted cash flow and market based comparable analyses, are used to determine fair value of the private equity investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate used to calculate present value. Unobservable inputs used for the market-based comparisons technique include earnings before interest, taxes, depreciation and amortization multiples in other comparable third-party transactions, price to earnings ratios, liquidity, current operating results, as well as input from general partners and other pertinent information. Private equity investments have been valued using NAV as a practical expedient.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted average assumptions used to measure the benefit plan obligations at September 30 were:

	Postretirement plans
	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.34%	5.64%	4.50%	6.61%

The following table shows the changes in benefit obligation, plan assets and funded status for the fiscal years ended September 30 (in millions):

	Postretirement Plans
	2019		2018
Change in projected benefit obligation:	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Benefit obligation at beginning of fiscal year	$91.0	$55.5	$98.1	$68.1
Service cost	0.7	0.5	0.7	0.8
Interest cost	4.1	3.6	3.9	4.0
Amendments	0.4	—	(1.4)	—
Actuarial loss (gain)	1.6	22.2	(2.5)	(5.2)
Benefits paid	(6.6)	(2.9)	(7.8)	(2.6)
Business combinations	7.1	—	—	—
Curtailments	—	—	—	(2.1)
Foreign currency rate changes	—	(3.2)	—	(7.5)
Benefit obligation at end of fiscal year	$98.3	$75.7	$91.0	$55.5

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$—	$—	$—	$—
Employer contributions	6.6	2.9	7.8	2.6
Plan participant contributions	—	—	—	—
Benefits paid	(6.6)	(2.9)	(7.8)	(2.6)
Fair value of plan assets at end of fiscal year	$—	$—	$—	$—
Funded Status	$(98.3)	$(75.7)	$(91.0)	$(55.5)

Amounts recognized in the consolidated balance sheet:
Other current liabilities	$(8.9)	$(3.0)	$(8.8)	$(2.9)
Postretirement benefit liabilities, net of current portion	(89.4)	(72.7)	(82.2)	(52.6)
Under funded status at end of fiscal year	$(98.3)	$(75.7)	$(91.0)	$(55.5)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic postretirement cost, including noncontrolling interest, consist of (in millions):

	Postretirement Plans
	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial (gain) loss	$(8.0)	$18.8	$(11.2)	$(3.8)
Prior service credit	(8.3)	(0.9)	(11.3)	(1.0)
Total accumulated other comprehensive (income) loss	$(16.3)	$17.9	$(22.5)	$(4.8)

The pre-tax amounts recognized in other comprehensive loss (income), including noncontrolling interest, are as follows at September 30 (in millions):

	Postretirement Plans
	2019	2018	2017
Net actuarial loss (gain) arising during period	$23.9	$(9.7)	$14.7
Amortization and settlement recognition of net actuarial gain (loss)	2.0	(0.3)	1.3
Prior service cost (credit) arising during period	0.4	(1.5)	(4.4)
Amortization or curtailment recognition of prior service credit	2.8	4.4	4.5
Net other comprehensive loss (income) recognized	$29.1	$(7.1)	$16.1

The net periodic postretirement cost recognized in the consolidated statements of income is comprised of the following for fiscal years ended (in millions):

	Postretirement Plans
	2019	2018	2017
Service cost	$1.2	$1.5	$0.9
Interest cost	7.7	7.9	7.4
Amortization of net actuarial (gain) loss	(2.0)	0.3	(1.3)
Amortization of prior service credit	(2.8)	(4.4)	(4.5)
Curtailment gain	—	(0.1)	(0.3)
Net postretirement cost	$4.1	$5.2	$2.2

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) are as follows at September 30, 2019:

U.S. Plans
Health care cost trend rate assumed for next year	5.87%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.42%
Year the rate reaches the ultimate trend rate	2037

Non-U.S. Plans
Health care cost trend rate assumed for next year	5.91%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.91%
Year the rate reaches the ultimate trend rate	2019

As of September 30, 2019, the effect of a 1% change in the assumed health care cost trend rate would increase the APBO by approximately $12 million or decrease the APBO by approximately $10 million, and would increase the

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual net periodic postretirement benefit cost for fiscal 2019 by $1 million or decrease the annual net periodic postretirement benefit cost for fiscal 2019 by approximately $1 million.

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Postretirement Plans
	2019		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.50%	6.61%	4.09%	6.51%	4.04%	6.64%
Rate of compensation increase	N/A	N/A	N/A	7.37%	N/A	3.14%

The estimated gains that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2020 are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Actuarial gain	$(1.4)	$(0.7)
Prior service credit	(2.6)	0.2
Total	$(4.0)	$(0.5)

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2020	$9.4	$2.9
Fiscal 2021	$8.2	$3.0
Fiscal 2022	$7.8	$3.1
Fiscal 2023	$7.4	$3.2
Fiscal 2024	$7.0	$3.3
Fiscal Years 2025 – 2029	$30.8	$17.8

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we submitted formal notification to withdraw from PIUMPF and recorded an estimated withdrawal liability of $180.0 million. The estimated withdrawal liability assumes payment over 20 years, discounted at a credit adjusted risk-free rate of 3.83%, and that PIUMPF’s demand related to the withdrawal would include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. The estimated withdrawal liability noted above excludes the potential impact of a future mass withdrawal of other employers from PIUMPF, which is not considered probable or reasonably estimable at this time. Due to the absence of specific information regarding matters such as PIUMPF’s current financial situation, our estimate is subject to revision. In fiscal 2019, we revised our estimate of the withdrawal liability, the impact of which was not significant.

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

In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. In October 2019, we received two additional demand letters from PIUMPF related to a subsidiary asserting that we owe $2.3 million on an undiscounted basis to be paid over 20 years with respect to the subsidiary’s withdrawal liability and $2.0 million for its accumulated funding deficiency. We are evaluating each of these demands. We expect to challenge the accumulated funding deficiency. We expect to begin making monthly payments for these withdrawal liabilities in fiscal 2020.

At September 30, 2019 and September 30, 2018, we had withdrawal liabilities recorded of $237.2 million and $247.8 million, respectively. The impact of future withdrawal liabilities, future funding obligations or increased contributions may be material to our results of operations, cash flows and financial condition and the trading price of our Common Stock.

Approximately 46% of our employees are covered by CBAs in the U.S. and Canada, of which approximately 17% are covered by CBAs that expire within one year and another 4% are covered by CBAs that have expired.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table lists our participation in our multiemployer and other plans that are individually significant for the years ended September 30 (in millions):

Pension Fund	EIN / Pension Plan Number	Pension Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (1)			Surcharge imposed?	Expiration CBA
		2019	2018		2019	2018	2017
U.S. Multiemployer plans:
Pace Industry Union-Management Pension Fund (2)	11-6166763 / 001	Red	Red	Implemented	$—	$0.9	$3.5	Yes	9/30/20 to 6/25/23
Other Funds (3)					1.4	0.5	1.6
Total Contributions:					$1.4	$1.4	$5.1

(1)	Contributions represent the amounts contributed to the plan during the fiscal year.

(2)	In fiscal 2019 and 2018, our contributions did not exceed 5% of total plan contributions due to our withdrawal from PIUMPF. In fiscal 2017, we did exceed 5% of total plan contributions.

(3)	One additional MEPP in which we participate have been certified as critical and declining.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover certain of our U.S., Canadian and other non-U.S. salaried union and nonunion hourly employees, generally subject to an initial waiting period. The 401(k) and other defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, or the taxing authority in the jurisdiction in which they operate. Due primarily to acquisitions, CBAs and other non-U.S. defined contribution programs, we have plans with varied terms. At September 30, 2019, our contributions may be up to 7.5% for U.S. salaried and non-union hourly employees, consisting of a match of up to 5% and an automatic employer contribution of 2.5%. Certain other employees who receive accruals under a defined benefit pension plan, certain employees covered by CBAs and non-U.S. defined contribution programs receive generally up to a 3.0% to 4.0% contribution to their 401(k) plan or defined contribution plan. During fiscal 2019, 2018 and 2017, we recorded expense of $150.9 million, $113.7 million and $104.1 million, respectively, related to matching contributions to the 401(k) plans and other defined contribution plans, including the automatic employer contribution.

Supplemental Retirement Plans

We have Supplemental Plans that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Participants’ accounts are credited with investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. At September 30, 2019, the Supplemental Plans had assets totaling $173.0 million that are recorded at market value, and liabilities of $181.9 million. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. The amount of expense we recorded for the current fiscal year and the preceding two fiscal years was not significant.
Note 6.	Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2019	2018	2017
United States	$891.6	$736.7	$481.9
Foreign	253.1	298.1	375.7
Income before income taxes	$1,144.7	$1,034.8	$857.6

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impacts of the Tax Act

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Act, which made broad and complex changes to the tax code. In conjunction with guidance set forth under SAB 118 pertaining to the Tax Act, we recorded provisional amounts both for the impact of remeasurement on its U.S. net deferred tax liabilities to the new U.S. statutory rate of 21% and for the mandatory transition tax on unrepatriated foreign earnings during fiscal 2018. During the first quarter of fiscal 2019, we completed the accounting for the income tax effect related to the Tax Act and made the following adjustments to the provisional amounts: (i) a $0.4 million tax expense from the true up and revaluation of deferred tax assets and liabilities to reflect the new tax rate and (ii) an additional $3.7 million tax expense, as a result of the refinement to the transition tax provisional liability. We have reclassified the transition tax liability for financial statement purposes to a reserve for uncertain tax position due to uncertainty in the realizability of certain foreign earnings and profits deficits.

For fiscal 2019, we are subject to several provisions of the Tax Act, including computations under Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation (“Interest Limitation”) rules. We recorded the immaterial tax impact of GILTI, FDII and Interest Limitation computations in our effective tax rate for fiscal 2019. For the BEAT computation, we have not recorded any amount in our effective tax rate for fiscal 2019 because we estimate that this provision of the Tax Act will not impact tax expense for the fiscal year.

As part of the enacted Tax Act, GILTI provisions were introduced that would impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In January 2018, the FASB issued a question-and-answer document, stating that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The GILTI provisions did not take effect for WestRock until fiscal 2019, and the Company has elected to treat any potential GILTI inclusions as a period cost during the year incurred.

Income tax expense (benefit) consists of the following components (in millions):

	Year Ended September 30,
	2019	2018	2017
Current income taxes:
Federal	$134.7	$83.0	$80.8
State	34.9	26.8	3.3
Foreign	69.5	86.6	95.3
Total current expense	239.1	196.4	179.4
Deferred income taxes:
Federal	44.1	(1,108.6)	15.2
State	6.1	53.2	(22.8)
Foreign	(12.5)	(15.5)	(12.8)
Total deferred expense (benefit)	37.7	(1,070.9)	(20.4)
Total income tax expense (benefit)	$276.8	$(874.5)	$159.0

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2019	2018	2017
Statutory federal tax rate	21.0%	24.5%	35.0%
Foreign rate differential	1.3	0.6	(4.9)
Adjustment and resolution of federal, state and foreign tax uncertainties	1.2	0.9	(0.3)
State taxes, net of federal benefit	2.5	4.3	3.3
Tax Act (1)	—	(109.1)	—
Excess tax benefit related to stock compensation	(0.3)	(0.8)	—
Research and development and other tax credits, net of valuation allowances and reserves	(0.7)	(0.5)	(0.8)
Income attributable to noncontrolling interest	(0.1)	(0.1)	0.4
Domestic manufacturer’s deduction	—	(1.8)	(2.0)
Sale of HH&B	—	—	(5.0)
U.S. legal entity restructuring	—	—	(3.3)
Change in valuation allowance	0.2	(1.8)	(3.3)
Nondeductible transaction costs	1.0	—	1.0
Nontaxable increased cash surrender value	(0.6)	(0.8)	(1.5)
Withholding taxes	0.6	0.5	0.4
Brazilian net worth deduction	(0.9)	(0.9)	(0.8)
Other, net	(1.0)	0.5	0.3
Effective tax rate	24.2%	(84.5)%	18.5%

(1)

For the year ended September 30, 2018, the primary components are a $1,215.9 million benefit from the remeasurement of our net U.S. deferred tax liability and a one-time transition tax liability of $95.4 million or $87.1 million net of the release of a previously recorded outside basis difference.

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2019	2018
Deferred income tax assets:
Accruals and allowances	$10.7	$22.1
Employee related accruals and allowances	221.2	213.2
Pension	0.7	—
State net operating loss carryforwards	57.6	78.4
State credit carryforwards, net of federal benefit	69.5	64.8
U.S. and foreign tax credit carryforwards	0.7	14.7
Federal and foreign net operating loss carryforwards	173.5	188.7
Restricted stock and options	39.3	46.7
Other	52.1	45.3
Total	625.3	673.9
Deferred income tax liabilities:
Property, plant and equipment	1,840.5	1,509.7
Deductible intangibles and goodwill	914.7	698.1
Inventory reserves	188.3	168.6
Deferred gain	275.2	258.8
Pension obligations	—	60.1
Basis difference in joint ventures	33.1	35.5
Total	3,251.8	2,730.8
Valuation allowances	218.0	229.4
Net deferred income tax liability	$2,844.5	$2,286.3

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2019	2018
Long-term deferred tax asset (1)	$33.5	$35.2
Long-term deferred tax liability	2,878.0	2,321.5
Net deferred income tax liability	$2,844.5	$2,286.3

(1)	The long-term deferred tax asset is presented in Other assets on the consolidated balance sheets.

At September 30, 2019 and September 30, 2018, we had gross U.S. federal net operating losses of approximately $4.0 million and $13.3 million, respectively. These loss carryforwards generally expire between fiscal 2031 and 2038.

At September 30, 2019 we had no alternative minimum tax credits outstanding. Under current tax law, the alternative minimum tax credit carryforwards became refundable tax credits which we fully utilized. At September 30, 2018, we had alternative minimum tax credits of $14.7 million. We had no research and development tax credits and general business credit carryforwards at September 30, 2019.

At September 30, 2019 and September 30, 2018, we had gross state and local net operating losses, of approximately $1,638 million and $1,676 million, respectively. These loss carryforwards generally expire between fiscal 2021 and 2039. The tax effected values of these net operating losses are $57.6 million and $78.4 million at September 30, 2019 and 2018, respectively, exclusive of valuation allowances of $10.2 million and $7.8 million at September 30, 2019 and 2018, respectively.

At September 30, 2019 and September 30, 2018, gross net operating losses for foreign reporting purposes of approximately $663.2 million and $698.4 million, respectively, were available for carryforward. A majority of these loss carryforwards generally expire between fiscal 2021 and 2039, while a portion have an indefinite carryforward. The tax effected values of these net operating losses are $172.5 million and $185.8 million at September 30, 2019 and 2018, respectively, exclusive of valuation allowances of $144.1 million and $161.5 million at September 30, 2019 and 2018, respectively.

At September 30, 2019 and 2018, we had state tax credit carryforwards of $69.5 million and $64.8 million, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $56.8 million and $56.1 million at September 30, 2019 and 2018, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Balance at beginning of fiscal year	$229.4	$219.1	$177.2
Increases	25.4	50.8	54.3
Allowances related to purchase accounting (1)	0.8	0.1	12.4
Reductions	(37.6)	(40.6)	(24.8)
Balance at end of fiscal year	$218.0	$229.4	$219.1

(1)	Amounts in fiscal 2019 relate to the KapStone Acquisition. Amounts in fiscal 2018 and 2017 relate to the MPS Acquisition.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2019, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1.6 billion. The components of the outside basis difference are comprised of purchase accounting adjustments, undistributed earnings, and equity components. Except for the portion of our earnings from certain foreign subsidiaries where we provided for taxes, we have not provided for any taxes that would be due upon the reversal of the outside basis differences. However, in the event of a distribution in the form of dividends or dispositions of the subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of September 30, 2019, the determination of the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the Transition Tax and additional outside basis differences is not practicable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2019	2018	2017
Balance at beginning of fiscal year	$127.1	$148.9	$166.8
Additions related to purchase accounting (1)	1.0	3.4	7.7
Additions for tax positions taken in current year (2)	103.8	3.1	5.0
Additions for tax positions taken in prior fiscal years	1.8	18.0	15.2
Reductions for tax positions taken in prior fiscal years	(0.5)	(5.3)	(25.6)
Reductions due to settlement (3)	(4.0)	(29.4)	(14.1)
(Reductions) additions for currency translation adjustments	(1.7)	(9.6)	2.0
Reductions as a result of a lapse of the applicable statute of limitations	(3.2)	(2.0)	(8.1)
Balance at end of fiscal year	$224.3	$127.1	$148.9

(1)	Amounts in fiscal 2019 relate to the KapStone Acquisition. Amounts in fiscal 2018 and 2017 relate to the MPS Acquisition.

(2)	Additions for tax positions taken in current fiscal year includes primarily positions taken related to foreign subsidiaries.

(3)

Amounts in fiscal 2019 relate to the settlements of state and foreign audit examinations. Amounts in fiscal 2018 relate to the settlement of state audit examinations and federal and state amended returns filed related to affirmative adjustments for which there was a reserve. Amounts in fiscal 2017 relate to the settlement of federal and state audit examinations with taxing authorities.

As of September 30, 2019 and 2018, the total amount of unrecognized tax benefits was approximately $224.3 million and $127.1 million, respectively, exclusive of interest and penalties. Of these balances, as of September 30, 2019 and 2018, if we were to prevail on all unrecognized tax benefits recorded, approximately $207.5 million and $108.7 million, respectively, would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution. See “Note 18. Commitments and Contingencies — Brazil Tax Liability”

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of September 30, 2019, we had liabilities of $80.0 million related to estimated interest and penalties for unrecognized tax benefits. As of September 30, 2018, we had liabilities of $70.4 million, related to estimated interest and penalties for unrecognized tax benefits. Our results of operations for the fiscal year ended September 30, 2019, 2018 and 2017 include expense of $9.7 million, $5.8 million and $7.4 million, respectively, net of indirect benefits, related to estimated interest and penalties with respect to the liability for unrecognized tax benefits. As of September 30, 2019, it is reasonably possible that our unrecognized tax benefits will decrease by up to $8.7 million in the next twelve months due to expiration of various statues of limitations and settlement of issues.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to fiscal 2016 and fiscal 2009, respectively. We are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2012, except for Brazil for which we are not subject to tax

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examinations for years prior to 2006. While we believe our tax positions are appropriate, they are subject to audit or other modifications and there can be no assurance that any modifications will not materially and adversely affect our results of operations, financial condition or cash flows.

Note 7.	Segment Information

Effective in the first quarter of fiscal 2019, we aligned our financial results for all periods presented to move our merchandising displays operations from our Consumer Packaging segment to our Corrugated Packaging segment and to allocate certain previously non-allocated costs and certain pension and other postretirement non-service income (expense) to our reportable segments. Separately, in the first quarter of fiscal 2019, we began conducting our recycling operations primarily as a procurement function. Since then, recycling net sales have not been recorded and the margin from these operations has reduced cost of goods sold. Following the realignment, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which sells real estate, primarily in the Charleston, SC region. Prior to the HH&B Sale, our Consumer Packaging segment included HH&B. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

Some of our operations included in the segments are located in locations such as Canada, Mexico, South America, Europe, Asia and Australia. The table below reflects financial data of our foreign operations for each of the past three fiscal years, some of which were transacted in U.S. dollars (in millions, except percentages):

	Years Ended September 30,
	2019	2018	2017
Foreign net sales to unaffiliated customers	$3,332.4	$3,236.7	$2,621.2
Foreign segment income	$392.3	$360.7	$260.1
Foreign long-lived assets	$1,466.4	$1,400.2	$1,558.3

Foreign operations as a percent of consolidated operations:
Foreign net sales to unaffiliated customers	18.2%	19.9%	17.6%
Foreign segment income	21.9%	21.1%	21.4%
Foreign long-lived assets	13.1%	15.4%	17.1%

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2019	2018	2017
Net sales (aggregate):
Corrugated Packaging	$11,816.7	$9,693.0	$9,084.8
Consumer Packaging	6,606.0	6,617.5	5,698.3
Land and Development	23.4	142.4	243.8
Total	$18,446.1	$16,452.9	$15,026.9
Less net sales (intersegment):
Corrugated Packaging	$75.3	$87.3	$78.8
Consumer Packaging	81.8	80.5	88.4
Total	$157.1	$167.8	$167.2
Net sales (unaffiliated customers):
Corrugated Packaging	$11,741.4	$9,605.7	$9,006.0
Consumer Packaging	6,524.2	6,537.0	5,609.9
Land and Development	23.4	142.4	243.8
Total	$18,289.0	$16,285.1	$14,859.7
Segment income:
Corrugated Packaging	$1,399.6	$1,240.0	$818.0
Consumer Packaging	388.1	445.1	385.7
Land and Development	2.5	22.5	13.8
Segment income	1,790.2	1,707.6	1,217.5
Gain on sale of certain closed facilities	52.6	—	—
Multiemployer pension withdrawal income (expense)	6.3	(184.2)	—
Pension lump sum settlement	—	—	(32.6)
Land and Development impairments	(13.0)	(31.9)	(46.7)
Restructuring and other costs	(173.7)	(105.4)	(196.7)
Non-allocated expenses	(83.7)	(70.1)	(67.5)
Interest expense, net	(431.3)	(293.8)	(222.5)
Loss (gain) on extinguishment of debt	(5.1)	(0.1)	1.8
Other income, net	2.4	12.7	11.5
Gain on sale of HH&B	—	—	192.8
Income before income taxes	$1,144.7	$1,034.8	$857.6

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. In fiscal 2019, we received $180.0 million of insurance proceeds that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The insurance proceeds consisted of $55.3 million for business interruption recoveries and $124.7 million for direct costs and property damage. Our consolidated statements of cash flow in fiscal 2019 included $154.5 million in net cash provided by operating activities and $25.5 million in net cash used for investing activities.

Segment income in fiscal 2019, 2018 and 2017 was reduced by $24.7 million, $1.0 million and $26.5 million, respectively, of expense for inventory stepped-up in purchase accounting, net of related LIFO impact. The Corrugated Packaging segment income in fiscal 2019 was reduced by $24.7 million. Corrugated Packaging segment income in fiscal 2018 was reduced by $1.0 million. Corrugated Packaging segment income and Consumer Packaging segment income in fiscal 2017 were reduced by $1.4 million and $25.1 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2019	2018	2017
Identifiable assets:
Corrugated Packaging	$16,681.1	$11,069.6	$10,959.7
Consumer Packaging	11,038.7	11,511.1	11,455.8
Land and Development	28.3	49.1	89.8
Assets held for sale	25.8	59.5	173.6
Corporate	2,382.8	2,671.2	2,410.1
Total	$30,156.7	$25,360.5	$25,089.0

Goodwill:
Corrugated Packaging	$3,695.0	$1,966.7	$1,941.5
Consumer Packaging	3,590.6	3,610.9	3,586.8
Total	$7,285.6	$5,577.6	$5,528.3

Intangibles, net:
Corrugated Packaging	$1,655.1	$506.2	$540.4
Consumer Packaging	2,404.4	2,615.8	2,788.9
Total	$4,059.5	$3,122.0	$3,329.3

Depreciation and amortization:
Corrugated Packaging	$950.6	$700.5	$622.1
Consumer Packaging	552.1	546.5	484.9
Land and Development	—	0.7	0.7
Corporate	8.5	4.5	4.4
Total	$1,511.2	$1,252.2	$1,112.1

Capital expenditures:
Corrugated Packaging	$961.4	$657.3	$503.9
Consumer Packaging	365.9	308.3	254.0
Corporate	41.8	34.3	20.7
Total	$1,369.1	$999.9	$778.6

Investment in unconsolidated entities:
Corrugated Packaging	$457.1	$455.6	$342.8
Consumer Packaging	11.6	1.8	3.0
Land and Development	—	—	14.4
Corporate	0.4	0.4	0.4
Total	$469.1	$457.8	$360.6

The Corrugated Packaging segment’s investment in unconsolidated entities primarily relates to the Grupo Gondi investment. The investment in Grupo Gondi that is included in the Corrugated Packaging segment’s investment in unconsolidated entities in fiscal 2019 and 2018 exceeds our proportionate share of the underlying equity in net assets by approximately $121.4 million and $133.9 million, respectively. Approximately $53.1 million and $62.1 million remains amortizable to expense in equity in income of unconsolidated entities over the estimated life of the underlying assets ranging from 10 to 15 years beginning with our investment in fiscal 2016. The Gondi investment is denominated in Mexican Pesos. See “Note 3. Acquisitions and Investment” for information regarding changes in our equity participation in the Grupo Gondi joint venture.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2019, 2018 and 2017 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Total
Balance as of October 1, 2016
Goodwill	$1,798.4	$3,022.5	$4,820.9
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	1,798.3	2,979.8	4,778.1
Goodwill acquired	137.6	907.8	1,045.4
Goodwill disposed of	—	(329.6)	(329.6)
Purchase price allocation adjustments	(1.2)	9.3	8.1
Translation adjustments	6.8	19.5	26.3
Balance as of September 30, 2017
Goodwill	1,941.6	3,629.5	5,571.1
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	1,941.5	3,586.8	5,528.3
Goodwill acquired	65.4	23.8	89.2
Goodwill disposed of	(4.2)	—	(4.2)
Purchase price allocation adjustments	2.3	18.4	20.7
Translation adjustments	(38.3)	(18.1)	(56.4)
Balance as of September 30, 2018
Goodwill	1,966.8	3,653.6	5,620.4
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	1,966.7	3,610.9	5,577.6
Goodwill acquired	1,746.4	3.8	1,750.2
Purchase price allocation adjustments	0.9	(1.4)	(0.5)
Translation and other adjustments	(19.0)	(22.7)	(41.7)
Balance as of September 30, 2019
Goodwill	3,695.1	3,633.3	7,328.4
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	$3,695.0	$3,590.6	$7,285.6

The goodwill acquired in fiscal 2019 primarily related to the KapStone Acquisition in the Corrugated Packaging segment. The goodwill acquired in fiscal 2018 primarily related to the Plymouth Packaging Acquisition in the Corrugated Packaging segment and the Schlüter Acquisition in the Consumer Packaging segment. The purchase price adjustments to goodwill in fiscal 2018 primarily related to the MPS Acquisition and the Hannapak Acquisition. The goodwill acquired in fiscal 2017 related to the MPS Acquisition and the Hannapak Acquisition in the Consumer Packaging segment and the U.S. Corrugated Acquisition, the Island Container Acquisition and the Star Pizza Acquisition in the Corrugated Packaging segment. The goodwill disposed of in the Corrugated Packaging segment in fiscal 2018 related to the sale of our solid waste management brokerage services business. The goodwill disposed of in the Consumer Packaging segment in fiscal 2017 was primarily related to the HH&B Sale. See “Note 3. Acquisitions and Investment” for additional information.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Inventories

Inventories are as follows (in millions):

	September 30,
	2019	2018
Finished goods and work in process	$938.9	$867.0
Raw materials	818.8	730.0
Supplies and spare parts	479.7	368.2
Inventories at FIFO cost	2,237.4	1,965.2
LIFO reserve	(129.9)	(135.6)
Net inventories	$2,107.5	$1,829.6

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2019 and 2018, we reduced inventory quantities in some of our LIFO pools. These reductions result in liquidations of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2019 and 2018 was not significant. In fiscal 2017, we had no LIFO layer liquidations.
Note 9.	Assets Held For Sale

Due to the accelerated monetization strategy, our Land and Development portfolio has met the held for sale criteria and is classified as assets held for sale. Assets held for sale at September 30, 2019 of $25.8 million include $16.1 million of Land and Development portfolio assets, with the remainder primarily related to closed facilities. Assets held for sale at September 30, 2018 of $59.5 million include $33.5 million of Land and Development portfolio assets, with the remainder primarily related to closed facilities.
Note 10.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,
	2019	2018
Property, plant and equipment at cost:
Land and buildings	$2,442.3	$2,078.9
Machinery and equipment	14,743.6	12,064.0
Forestlands and mineral rights	144.0	158.0
Transportation equipment	31.2	30.1
Leasehold improvements	100.2	88.9
	17,461.3	14,419.9
Less: accumulated depreciation, depletion and amortization	(6,271.8)	(5,337.4)
Property, plant and equipment, net	$11,189.5	$9,082.5

Depreciation expense for fiscal 2019, 2018 and 2017 was $1,074.6 million, $923.8 million and $855.9 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, are as follows (in millions, except weighted avg. life):

		September 30,
		2019		2018
	Weighted Avg. Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15.3	$5,395.5	$(1,452.1)	$4,123.7	$(1,079.8)
Trademarks and tradenames	20.0	129.9	(55.3)	77.6	(43.9)
Favorable contracts	10.1	57.0	(42.6)	47.8	(34.8)
Technology and patents	11.4	39.2	(21.2)	41.2	(18.0)
License costs	9.0	25.7	(20.5)	24.6	(18.1)
Non-compete agreements	2.0	3.4	(2.9)	3.4	(1.7)
Other	29.5	3.6	(0.2)	—	—
Total	15.3	$5,654.3	$(1,594.8)	$4,318.3	$(1,196.3)

Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2020	$404.2
Fiscal 2021	$356.4
Fiscal 2022	$348.9
Fiscal 2023	$342.7
Fiscal 2024	$322.3

Intangible amortization expense was $408.0 million, $300.8 million and $234.0 million during fiscal 2019, 2018 and 2017, respectively. We had other intangible amortization expense, primarily for packaging equipment leased to customers of $28.6 million, $27.6 million and $22.2 million during fiscal 2019, 2018 and 2017, respectively.

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

We disclose the fair value of our long-term debt in “Note 13. Debt” and the fair value of our pension and postretirement assets and liabilities in “Note 5. Retirement Plans”. We have, or from time to time may have, financial instruments recognized at fair value including Supplemental Plans, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities, the fair value of which are not significant. See “Note 1 — Description of Business and Summary of Significant Accounting Policies — Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities” for additional information.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Sales Agreement

On September 25, 2018 we entered into a $550.0 million agreement (the “A/R Sales Agreement”) to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts. On September 19, 2019 we amended the A/R Sales Agreement and increased the purchase limit to $650.0 million. The A/R Sales Agreement has a one year term and may be terminated early by either party. The terms of the A/R Sales Agreement limit the balance of receivables sold to the amount available to fund such receivables sold and eliminated the receivable for proceeds from the financial institution at any transfer date. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”. These customers are not included in the Receivables Securitization Facility that is discussed in “Note 13. Debt”.

In connection with the September 25, 2018 termination of the prior agreement and execution of the A/R Sales Agreement, there was a non-cash transaction of $424.8 million representing the repurchase of receivables previously sold to the financial institution under the prior agreement and the sale of the same receivables to the financial institution under the A/R Sales Agreement.

The following table represents a summary of the activity under the A/R Sales Agreement for fiscal 2019 and 2018 (in millions):

	2019	2018
Receivable from financial institution at beginning of fiscal year	$—	$24.9
Receivables sold to the financial institution and derecognized	2,051.6	1,664.0
Receivables collected by financial institution	(1,971.1)	(1,573.8)
Cash proceeds from financial institution	(80.5)	(115.1)
Receivable from financial institution at September 30,	$—	$—

Cash proceeds related to the receivables sold are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The expense recorded in connection with the sale is currently approximately $17 million per year and is recorded in “other income, net” in the consolidated statements of income. The future amount may fluctuate based on the level of activity and other factors. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger, an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 4. Restructuring and Other Costs” for impairments associated with restructuring activities including the impairment of a paper machine at our Charleston, SC mill included in the Corrugated Packaging segment and other such similar items presented as “net property, plant and equipment costs”. During fiscal 2019, 2018 and 2017, we did not have any significant non-restructuring nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the following pre-tax non-cash impairments: (i) the $13.0 million pre-tax non-cash impairment of certain mineral rights in fiscal 2019 following the termination of a third party leasing

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relationship, (ii) the $31.9 million impairment of certain mineral rights and real estate in fiscal 2018, (iii) the $46.7 million real estate impairment recorded in fiscal 2017, and (iv) a $17.6 million write-down of a customer relationship intangible in fiscal 2017 related to an exited product line. The $23.6 million impairment of mineral rights in fiscal 2018 was driven by the non-renewal of a lease and associated with declining oil and gas prices, and the other $8.3 million recorded to write-down the carrying value on real estate projects in connection with the accelerated monetization strategy in our Land and Development segment where the projected sales proceeds were less than the carrying value.

Note 13.	Debt

The public bonds issued by WRKCo Inc. (“WRKCo”), WestRock RKT, LLC (“RKT”) and MWV are guaranteed by WestRock and have cross-guarantees between the three companies. The industrial development bonds associated with the capital lease obligations of MWV are guaranteed by the Company or its subsidiaries. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. At September 30, 2019, all of our debt was unsecured with the exception of our Receivables Securitization Facility (as defined below) and capital lease obligations.

The following were individual components of debt (in millions, except percentages):

	September 30, 2019		September 30, 2018
	Carrying Value	Weighted Avg Interest Rate	Carrying Value	Weighted Avg Interest Rate
Public bonds due fiscal 2019 to 2022	$507.8	4.9%	$1,470.9	4.2%
Public bonds due fiscal 2023 to 2028	3,769.1	4.0%	2,534.4	3.8%
Public bonds due fiscal 2029 to 2033	2,197.6	4.9%	964.1	5.2%
Public bonds due fiscal 2037 to 2047	179.0	6.2%	178.5	6.3%
Term loan facilities	2,295.5	3.3%	599.4	3.7%
Revolving credit and swing facilities	396.0	2.9%	355.0	3.2%
Commercial paper	339.2	2.4%	—	N/A
Capital lease obligations	185.8	4.3%	171.0	4.1%
Supplier financing and commercial card programs	123.2	N/A	105.1	N/A
International and other debt	70.2	6.6%	36.8	6.1%
Total debt	10,063.4	4.0%	6,415.2	4.1%
Less: current portion of debt	561.1		740.7
Long-term debt due after one year	$9,502.3		$5,674.5

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at September 30, 2019. The carrying value of our debt includes the fair value step-up of debt acquired in mergers and acquisitions, and the weighted average interest rate includes the fair value step up. At September 30, 2019, excluding the step-up, the weighted average interest rate on total debt was 4.2%. At September 30, 2019, the unamortized fair market value step-up was $228.4 million, which will be amortized over a weighted average remaining life of 12.1 years. At September 30, 2019, we had $129.8 million of outstanding letters of credit not drawn upon. At September 30, 2019, we had approximately $2.9 billion of availability under our committed credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $10.6 billion and $6.4 billion as of September 30, 2019 and September 30, 2018, respectively. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount, as the variable interest rates reprice frequently at observable current market rates. During fiscal 2019, 2018 and 2017, amortization of debt issuance costs charged to interest expense were $7.8 million, $6.3 million and $4.5 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Bonds / Notes Issued

At September 30, 2019 and September 30, 2018, the face value of our public bond obligations outstanding were $6.5 billion and $4.9 billion, respectively.

On May 16, 2019, WRKCo issued $500.0 million aggregate principal amount of its 3.90% Senior Notes due 2028 (the “June 2028 Notes”) and $500.0 million aggregate principal amount of its 4.20% Senior Notes due 2032 (the “2032 Notes” and, together with the June 2028 Notes, the “May 2019 Notes”) in a registered offering pursuant to the Company’s automatic shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, (the “Securities Act”).The Company, MWV and RKT (RKT and MWV are together referred to as the “Subsidiary Guarantors”) have guaranteed WRKCo’s obligations under the May 2019 Notes. We may redeem the May 2019 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the May 2019 Notes were used primarily to repay $600.0 million principal amount of outstanding notes coming due in the next several quarters and reduce outstanding indebtedness under our 3-year delayed draw term loan.

On December 3, 2018, WRKCo issued $750.0 million aggregate principal amount of its 4.65% Senior Notes due 2026 (the “2026 Notes”) and $750.0 million aggregate principal amount of its 4.90% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “December 2018 Notes”) in an unregistered offering. The Company and the Subsidiary Guarantors have guaranteed WRKCo’s obligations under the December 2018 Notes. We may redeem the 2026 Notes and the 2029 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the December 2018 Notes were used primarily to prepay a portion of the amounts outstanding under our Delayed Draw Credit Facilities (as hereinafter defined).

On March 6, 2018, we issued $600.0 million aggregate principal amount of 3.75% senior notes due 2025 and $600.0 million aggregate principal amount of 4.0% senior notes due 2028 (collectively, the “March 2018 Notes”) in an unregistered offering. The Company may redeem the March 2018 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the March 2018 Notes were used primarily to pay down the remaining $540.0 million of our then existing term loan facility, pay down $445.0 million of our commercial paper program, pay down $100.0 million of our Receivables Securitization Facility and pay down $104.7 million of one of our other credit facilities.

On August 24, 2017, we issued $500.0 million aggregate principal amount of 3.0% Senior Notes due September 15, 2024 and $500.0 million aggregate principal amount of 3.375% Senior Notes due September 15, 2027 collectively, the “August 2017 Notes” in an unregistered offering. The proceeds from the issuance of the August 2017 Notes was used to pre-pay $575.0 million of amortization payments through the maturity of our term loan and $415.0 million then outstanding on the Receivables Securitization Facility.

Exchanged Notes

During fiscal 2019, we conducted offers to exchange WRKCo’s $500.0 million aggregate principal amount of 3.00% Senior Notes due 2024 (the “2024 Notes”), $600.0 million aggregate principal amount of 3.75% Senior Notes due 2025 (the “2025 Notes”), 2026 Notes, $500.0 million aggregate principal amount of 3.375% Senior Notes due 2027 (the “2027 Notes”), $600.0 million aggregate principal amount of 4.00% Senior Notes due 2028 (the “2028 Notes”) and 2029 Notes for new notes of the applicable series with terms substantially identical with the notes of such series that are registered under the Securities Act. As a result of the exchange offer, $490.0 million in aggregate principal amount of the 2024 Notes, $600.0 million in aggregate principal amount of the 2025 Notes, $749.3 million in aggregate principal amount of the 2026 Notes, $491.0 million in aggregate principal amount of the 2027 Notes, $590.0 million in aggregate principal amount of the 2028 Notes and $750.0 million in aggregate principal amount of the 2029 Notes were validly tendered and subsequently exchanged.

Term Loan and Revolving Credit Facility

On June 7, 2019, we entered into a $300.0 million credit agreement providing for a 5-year unsecured term loan with Bank of America, N.A., as administrative agent. The facility is scheduled to mature on June 7, 2024. The proceeds from the facility were used to prepay a portion of the amounts outstanding under our 3-year term loan and repay amounts outstanding under our commercial paper program. The applicable interest rate margin was initially

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.825% to 1.750% per annum for LIBOR rate loans and 0.000% to 0.750% per annum for alternate base rate loans, in each case depending on the Leverage Ratio (as defined in the credit agreement) or our corporate credit ratings, whichever yields a lower applicable interest rate margin, at such time. At September 30, 2019, there was $300.0 million outstanding.

In connection with the Combination, on July 1, 2015, we entered into a credit agreement (the “Credit Agreement”), which provided for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (together the “Credit Facility”). On July 1, 2015, we drew $1.2 billion on the term loan and on March 24, 2016, we drew another $600.0 million and the balance of the delayed draw term loan facility was terminated. The Credit Facility is unsecured and is guaranteed by the Company and the Subsidiary Guarantors. On June 22, 2016, we pre-paid $200.0 million of the term loan amortization payments due through the second quarter of fiscal 2018. On August 24, 2017, in connection with the issuance of public bonds, we pre-paid $575.0 million of the term loan amortization payments due through the maturity of the term loan. On October 31, 2017, we pre-paid $485.0 million of the outstanding principal balance by borrowing on our Receivables Securitization Facility. On March 14, 2018, in connection with the issuance of public bonds, we pre-paid the remaining $540.0 million principal balance.

In fiscal 2016 and 2017, we executed options to extend the term of the 5-year senior unsecured revolving credit facility initially for one year beyond the original term and subsequently, for a second additional year. Approximately $1.9 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2022, and the remainder will continue to mature on July 1, 2020. Up to $150 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $400 million of the revolving credit facility may be used to fund borrowings in non-U.S. dollar currencies including Canadian dollars, Euro and British Pound. Additionally, we may request up to $200 million of the revolving credit facility to be allocated to a Mexican peso revolving credit facility. At September 30, 2019 and September 30, 2018, we had no amounts outstanding under the revolving credit facility.

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

Farm Loan Credit Facilities

On July 1, 2015, three WestRock wholly-owned subsidiaries, WestRock CP, LLC, a Delaware limited liability company, WestRock Converting, LLC, a Georgia limited liability company, and WestRock Virginia, LLC, a Delaware limited liability company, as borrowers, entered into a credit agreement (the “Prior Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent. The Prior Farm Loan Credit Agreement provided for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Prior Farm Loan Credit Facility”). The Prior Farm Credit Facility was guaranteed by the Company and the Subsidiary Guarantors. The carrying value of this facility at September 30, 2018 was $599.4 million. On September 27, 2019, we repaid the entire balance of the Prior Farm Loan Credit Facility and entered into a new agreement.

On September 27, 2019, one of our wholly-owned subsidiaries, WestRock Southeast LLC, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Loan Credit Facility”). At any time, we may increase the principal amount by up to $300.0 million by written notice. The Farm Credit Facility is guaranteed by the Company, WRKCo and the Subsidiary Guarantors. The carrying value of this facility at September 30, 2019 was $598.6 million.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

European Revolving Credit Facility

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks (the “European Revolving Credit Facility”). This facility provides for a 3-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €500.0 million and matures on April 27, 2021. At September 30, 2019, we had borrowed $350.0 million under this facility and entered into foreign currency exchange contracts of $351.0 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our consolidated statements of income. As of September 30, 2019, $175.0 million of the total amount outstanding was classified as short-term debt. At September 30, 2018, we had borrowed $355.0 million under this facility.

Other Revolving Credit Facilities

On October 31, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, providing for a 364-day senior unsecured revolving credit facility in an aggregate committed principal amount of $450.0 million. The proceeds of the credit facility may be used for working capital and for other general corporate purposes. The credit facility is unsecured and is guaranteed by RKT and MWV and WestRock, Inc. At our option, loans issued under the credit facility will bear interest at either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. On October 29, 2018, we renewed the term of the credit facility for another 364 days, and subsequently, on October 25, 2019, we renewed the term of the credit facility for another 364 days. The facility now matures on October 23, 2020, or earlier, as specified in the agreement. At September 30, 2019 and 2018, there were no amounts outstanding. At September 30, 2019, the average borrowing rate under the facility would have been 3.17%.

Receivables Securitization Facility

On May 2, 2019, we amended our $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”) to, among other things, extend its maturity date from July 22, 2019 to May 2, 2022. Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreement governing the Receivables Securitization Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly; we were in compliance with all of these covenants at September 30, 2019. The Receivables Securitization Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Securitization Facility and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. At September 30, 2019 and September 30, 2018 there were no amounts outstanding under this facility. At September 30, 2019 and September 30, 2018, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $592.1 million and $571.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2019 and September 30, 2018 were approximately $959.3 million and $887.0 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility agreement. The borrowing rate consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a credit spread of 0.80%. The commitment fee was 0.25% and 0.25% as of September 30, 2019 and September 30, 2018, respectively.

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we were able to issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. On December 7, 2018, we terminated the commercial paper program and established a new unsecured commercial paper program with WRKCo as the issuer. Under the new program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by either the agent or us with not less than 30 days’ notice. Our $2.0 billion unsecured revolving credit facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds from issuances of notes under the program were used to repay amounts outstanding under the KapStone securitization facility that was assumed in the KapStone Acquisition and subsequently terminated, and have been, and are expected to continue to be, used for general corporate purposes. At September 30, 2019, there was $339.2 million outstanding and the average borrowing rate was 2.39%. As of September 30, 2019, $250.0 million of the total amount outstanding was classified as long-term debt.

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

On December 3, 2018, in connection with the issuance of the December 2018 Notes, we repaid the $300.0 million 364-day term loan under the Delayed Draw Credit Facilities, and prepaid $926.5 million of the 3-year term loan and $262.5 million of the 5-year term loan. In the third quarter of fiscal 2019, we prepaid $700.0 million of the 3-year term loan primarily using proceeds from the issuance of the May 2019 Notes. In the fourth quarter of fiscal 2019, we prepaid all amounts due on the 3-year term loan and $87.5 million of the 5-year term loan using proceeds from the issuance of commercial paper. At September 30, 2019, there was $1,396.9 million outstanding on the 5-year term loan.

At our option, loans issued under the Delayed Draw Credit Facilities will bear interest at a floating rate based on either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin was initially 1.125% to 2.000% per annum for LIBOR rate loans and 0.125% to 1.000% per annum for alternate base rate loans, in each case depending on the Leverage Ratio (as defined in the credit agreement) or our corporate credit ratings, whichever yields a lower applicable interest rate margin, at such time. On February 26, 2019, we amended the Delayed Draw Credit Agreement. The applicable interest rate margin for the 3-year term loan is now 1.000% to 1.875% for LIBOR rate loans and 0.000% to 0.875% for alternate base rate loans. The applicable interest rate margin for the 5-year term loan is now 1.000% to 1.950% for LIBOR rate loans and 0.000% to 0.950% for alternate base rate loans.

Brazil Delayed Draw Credit Facilities

On April 10, 2019, we entered into a credit agreement to provide for R$750.0 million of senior unsecured term loans with an incremental R$250.0 million accordion feature (the “Brazil Delayed Draw Credit Facilities”). The principal can be drawn at any time over the initial 18 months in up to 10 drawdowns of at least BRL 50.0 million each and will be repaid in equal, semiannual installments beginning on April 10, 2021 until the facility matures on April 10, 2024. The proceeds of the Brazil Delayed Draw Credit Facilities are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. The Brazil Delayed Draw Credit Facilities are senior unsecured obligations of Rigesa Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. Loans issued under the Brazil Delayed Draw Credit Facilities will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 1.50%. In addition, we will be required to pay fees of 0.45% on the unused amount of the facility. At September 30, 2019, there was R$199.5 million outstanding.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Lease and Other Indebtedness

The range of due dates on our capital lease obligations are primarily in fiscal 2027 to 2035. Our international debt is primarily in Europe, Brazil and India.

As of September 30, 2019, the aggregate maturities of debt, excluding capital lease obligations, for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2020	$550.8
Fiscal 2021	184.8
Fiscal 2022	755.0
Fiscal 2023	542.6
Fiscal 2024	1,951.7
Thereafter	5,729.2
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	163.5
Total	$9,877.6

As of September 30, 2019, the aggregate maturities of capital lease obligations for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2020	$6.4
Fiscal 2021	4.8
Fiscal 2022	3.9
Fiscal 2023	2.0
Fiscal 2024	0.9
Thereafter	150.9
Fair value step-up	16.9
Total	$185.8

Note 14.	Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors

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

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial data of the Parent, the Issuer, the Subsidiary Guarantors, the non-guarantor subsidiaries and eliminations. Such financial data include Condensed Consolidating Balance Sheet data as of September 30, 2019 and 2018 and the related Condensed Consolidating Statement of Income and Cash Flow data for each of the three years in the period ended September 30, 2019.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended September 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$2,543.8	$18,364.4	$(2,619.2)	$18,289.0
Cost of goods sold	—	—	2,026.0	15,114.2	(2,600.2)	14,540.0
Selling, general and administrative, excluding intangible amortization	—	(0.9)	120.0	1,596.1	—	1,715.2
Selling, general and administrative intangible amortization	—	—	104.4	295.8	—	400.2
Loss (gain) on disposal of assets	—	—	0.1	(41.3)	—	(41.2)
Multiemployer pension withdrawal income	—	(0.2)	(0.3)	(5.8)	—	(6.3)
Land and Development impairments	—	—	—	13.0	—	13.0
Restructuring and other costs	—	7.6	0.3	165.8	—	173.7
Operating profit (loss)	—	(6.5)	293.3	1,226.6	(19.0)	1,494.4
Interest expense, net	—	(246.8)	(163.4)	(21.1)	—	(431.3)
Intercompany interest (expense) income, net	—	(3.2)	(115.3)	99.5	19.0	—
Loss on extinguishment of debt	—	(3.0)	(1.9)	(0.2)	—	(5.1)
Pension and other postretirement non-service (expense) income	—	—	(6.5)	80.7	—	74.2
Other (expense) income, net	—	(5.1)	3.4	4.1	—	2.4
Equity in income of unconsolidated entities	—	—	—	10.1	—	10.1
Equity in income of consolidated entities	862.9	1,149.9	729.2	—	(2,742.0)	—
Income before income taxes	862.9	885.3	738.8	1,399.7	(2,742.0)	1,144.7
Income tax benefit (expense)	—	67.9	7.2	(351.9)	—	(276.8)
Consolidated net income	862.9	953.2	746.0	1,047.8	(2,742.0)	867.9
Less: Net income attributable to noncontrolling interests	—	—	—	(5.0)	—	(5.0)
Net income attributable to common stockholders	$862.9	$953.2	$746.0	$1,042.8	$(2,742.0)	$862.9
Comprehensive income attributable to common stockholders	$489.0	$577.7	$377.3	$682.4	$(1,637.4)	$489.0

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended September 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$2,593.0	$16,345.4	$(2,653.3)	$16,285.1
Cost of goods sold	—	—	2,004.2	13,572.2	(2,653.3)	12,923.1
Selling, general and administrative, excluding intangible amortization	—	1.5	94.1	1,451.0	—	1,546.6
Selling, general and administrative intangible amortization	—	—	104.2	192.4	—	296.6
Loss on disposal of assets	—	—	0.2	9.9	—	10.1
Multiemployer pension withdrawals	—	6.5	12.5	165.2	—	184.2
Land and Development impairments	—	—	—	31.9	—	31.9
Restructuring and other costs	—	8.7	5.6	91.1	—	105.4
Operating profit (loss)	—	(16.7)	372.2	831.7	—	1,187.2
Interest expense, net	(12.5)	(76.9)	(173.5)	(30.9)	—	(293.8)
Intercompany interest income (expense), net	—	28.1	(87.6)	59.5	—	—
(Loss) gain on extinguishment of debt	(0.2)	(1.4)	1.9	(0.4)	—	(0.1)
Pension and other postretirement non-service (expense) income	—	—	(6.9)	102.2	—	95.3
Other income (expense), net	—	0.7	(22.5)	34.5	—	12.7
Equity in income of unconsolidated entities	—	—	7.5	26.0	—	33.5
Equity in income of consolidated entities	—	1,962.0	1,343.8	—	(3,305.8)	—
Income (loss) before income taxes	(12.7)	1,895.8	1,434.9	1,022.6	(3,305.8)	1,034.8
Income tax benefit	3.1	19.9	131.8	719.7	—	874.5
Consolidated net income (loss)	(9.6)	1,915.7	1,566.7	1,742.3	(3,305.8)	1,909.3
Less: Net income attributable to noncontrolling interests	—	—	—	(3.2)	—	(3.2)
Net income (loss) attributable to common stockholders	$(9.6)	$1,915.7	$1,566.7	$1,739.1	$(3,305.8)	$1,906.1
Comprehensive income (loss) attributable to common stockholders	$(9.6)	$1,677.7	$1,351.4	$1,498.6	$(2,850.0)	$1,668.1

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended September 30, 2017
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$2,485.6	$15,208.5	$(2,834.4)	$14,859.7
Cost of goods sold	—	—	2,289.0	12,686.9	(2,834.4)	12,141.5
Selling, general and administrative, excluding intangible amortization	—	0.8	123.9	1,332.5	—	1,457.2
Selling, general and administrative intangible amortization	—	—	104.2	125.4	—	229.6
Loss on disposal of assets	—	—	—	4.8	—	4.8
Land and Development impairments	—	—	—	46.7	—	46.7
Restructuring and other costs	—	1.3	26.0	169.4	—	196.7
Operating profit (loss)	—	(2.1)	(57.5)	842.8	—	783.2
Interest expense, net	—	(40.1)	(172.5)	(9.9)	—	(222.5)
Intercompany interest income (expense), net	—	18.5	(53.1)	34.6	—	—
(Loss) gain on extinguishment of debt	—	(0.9)	3.1	(0.4)	—	1.8
Pension and other postretirement non-service income	—	—	—	51.8	—	51.8
Other (expense) income, net	—	(1.0)	(30.2)	42.7	—	11.5
Equity in income of unconsolidated entities	—	—	12.7	26.3	—	39.0
Equity in income of consolidated entities	—	724.2	643.7	—	(1,367.9)	—
Gain on sale of HH&B	—	—	—	192.8	—	192.8
Income before income taxes	—	698.6	346.2	1,180.7	(1,367.9)	857.6
Income tax benefit (expense)	—	9.6	120.5	(289.1)	—	(159.0)
Consolidated net income	—	708.2	466.7	891.6	(1,367.9)	698.6
Net loss attributable to noncontrolling interests	—	—	—	9.6	—	9.6
Net income attributable to common stockholders	$—	$708.2	$466.7	$901.2	$(1,367.9)	$708.2
Comprehensive income attributable to common stockholders	$—	$877.3	$609.0	$1,071.8	$(1,680.8)	$877.3

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$17.8	$133.8	$—	$151.6
Accounts receivable	—	—	31.1	2,201.7	(39.6)	2,193.2
Inventories	—	—	254.3	1,853.2	—	2,107.5
Other current assets	—	1.2	11.8	483.2	—	496.2
Intercompany receivables	—	238.2	—	1,340.5	(1,578.7)	—
Assets held for sale	—	—	—	25.8	—	25.8
Total current assets	—	239.4	315.0	6,038.2	(1,618.3)	4,974.3
Property, plant and equipment, net	—	—	18.9	11,170.6	—	11,189.5
Goodwill	—	—	1,158.6	6,127.0	—	7,285.6
Intangibles, net	—	—	1,485.0	2,574.5	—	4,059.5
Restricted assets held by special purpose entities	—	—	—	1,274.3	—	1,274.3
Prepaid pension asset	—	—	—	224.7	—	224.7
Intercompany notes receivable	—	155.0	156.9	3,026.8	(3,338.7)	—
Investments in consolidated subsidiaries	11,973.7	18,460.4	20,039.9	—	(50,474.0)	—
Other assets	—	67.8	185.3	971.8	(76.1)	1,148.8
Total Assets	$11,973.7	$18,922.6	$23,359.6	$31,407.9	$(55,507.1)	$30,156.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$135.3	$108.9	$316.9	$—	$561.1
Accounts payable	—	0.7	31.3	1,839.4	(39.6)	1,831.8
Accrued compensation and benefits	0.2	—	14.6	455.6	—	470.4
Other current liabilities	—	18.6	83.8	469.4	—	571.8
Intercompany payables	303.6	10.5	1,052.9	211.7	(1,578.7)	—
Total current liabilities	303.8	165.1	1,291.5	3,293.0	(1,618.3)	3,435.1
Long-term debt due after one year	—	6,608.0	1,982.9	911.4	—	9,502.3
Intercompany notes payable	—	636.3	2,390.5	311.9	(3,338.7)	—
Pension liabilities, net of current portion	—	—	147.6	146.4	—	294.0
Postretirement benefit liabilities, net of current portion	—	—	25.7	136.4	—	162.1
Non-recourse liabilities held by special purpose entities	—	—	—	1,145.2	—	1,145.2
Deferred income taxes	—	—	278.9	2,675.2	(76.1)	2,878.0
Other long-term liabilities	—	12.9	131.2	909.8	—	1,053.9
Redeemable noncontrolling interests	—	—	—	1.9	—	1.9
Total stockholders’ equity	11,669.9	11,500.3	17,111.3	21,862.4	(50,474.0)	11,669.9
Noncontrolling interests	—	—	—	14.3	—	14.3
Total equity	11,669.9	11,500.3	17,111.3	21,876.7	(50,474.0)	11,684.2
Total Liabilities and Equity	$11,973.7	$18,922.6	$23,359.6	$31,407.9	$(55,507.1)	$30,156.7

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$490.8	$145.8	$—	$636.8
Accounts receivable, net	—	0.1	196.5	1,840.2	(26.1)	2,010.7
Inventories	—	—	233.4	1,596.2	—	1,829.6
Other current assets	—	0.4	17.2	230.9	—	248.5
Intercompany receivables	—	27.7	269.8	792.8	(1,090.3)	—
Assets held for sale	—	—	—	59.5	—	59.5
Total current assets	—	28.4	1,207.7	4,665.4	(1,116.4)	4,785.1
Property, plant and equipment, net	—	—	21.3	9,061.2	—	9,082.5
Goodwill	—	—	1,151.3	4,426.3	—	5,577.6
Intangibles, net	—	—	1,589.4	1,532.6	—	3,122.0
Restricted assets held by special purpose entities	—	—	—	1,281.0	—	1,281.0
Prepaid pension asset	—	—	—	420.0	—	420.0
Intercompany notes receivable	—	884.2	33.1	2,865.4	(3,782.7)	—
Investments in consolidated subsidiaries	—	13,260.3	15,066.3	—	(28,326.6)	—
Other assets	3.4	12.4	172.8	910.8	(7.1)	1,092.3
Total Assets	$3.4	$14,185.3	$19,241.9	$25,162.7	$(33,232.8)	$25,360.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$609.5	$131.2	$—	$740.7
Accounts payable	—	0.8	40.3	1,701.8	(26.1)	1,716.8
Accrued compensation and benefits	—	0.2	10.7	388.4	—	399.3
Other current liabilities	—	3.2	77.7	395.6	—	476.5
Intercompany payables	13.0	506.6	570.4	0.3	(1,090.3)	—
Total current liabilities	13.0	510.8	1,308.6	2,617.3	(1,116.4)	3,333.3
Long-term debt due after one year	—	2,179.4	2,460.1	1,035.0	—	5,674.5
Intercompany notes payable	—	—	2,865.4	917.3	(3,782.7)	—
Pension liabilities, net of current portion	—	—	135.9	125.4	—	261.3
Postretirement benefit liabilities, net of current portion	—	—	28.1	106.7	—	134.8
Non-recourse liabilities held by special purpose entities	—	—	—	1,153.7	—	1,153.7
Deferred income taxes	—	—	291.0	2,037.6	(7.1)	2,321.5
Other long-term liabilities	—	16.1	106.2	872.5	—	994.8
Redeemable noncontrolling interests	—	—	—	4.2	—	4.2
Total stockholders’ equity	(9.6)	11,479.0	12,046.6	16,280.0	(28,326.6)	11,469.4
Noncontrolling interests	—	—	—	13.0	—	13.0
Total equity	(9.6)	11,479.0	12,046.6	16,293.0	(28,326.6)	11,482.4
Total Liabilities and Equity	$3.4	$14,185.3	$19,241.9	$25,162.7	$(33,232.8)	$25,360.5

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$538.2	$(203.8)	$442.1	$1,533.7	$—	$2,310.2
Investing activities:
Capital expenditures	—	—	—	(1,369.1)	—	(1,369.1)
Cash paid related to business combinations, net of cash acquired	—	—	—	(3,374.2)	—	(3,374.2)
Investment in unconsolidated entities	—	—	—	(11.2)	—	(11.2)
Proceeds from sale of property, plant and equipment	—	—	—	119.1	—	119.1
Proceeds from property, plant and equipment insurance settlement	—	—	—	25.5	—	25.5
Intercompany notes issued	—	—	(0.1)	(75.7)	75.8	—
Intercompany notes proceeds	—	9.3	6.7	3,870.1	(3,886.1)	—
Intercompany capital investment	(563.0)	(563.0)	—	—	1,126.0	—
Other	—	—	30.2	0.1	—	30.3
Net cash (used for) provided by investing activities	(563.0)	(553.7)	36.8	(815.4)	(2,684.3)	(4,579.6)
Financing activities:
Proceeds from issuance of notes	—	2,498.2	—	—	—	2,498.2
Additions (repayments) to revolving credit facilities	—	46.0	—	(8.8)	—	37.2
Additions to debt	—	4,101.8	—	959.8	—	5,061.6
Repayments of debt	—	(2,400.0)	(957.5)	(2,274.1)	—	(5,631.6)
Changes in commercial paper, net	—	339.2	—	—	—	339.2
Other financing additions	—	—	—	10.0	—	10.0
Issuances of common stock, net of related minimum tax withholdings	18.3	—	—	—	—	18.3
Purchases of common stock	(88.6)	—	—	—	—	(88.6)
Cash dividends paid to stockholders	(467.9)	—	—	—	—	(467.9)
Cash distributions paid to noncontrolling interests	—	—	—	(4.3)	—	(4.3)
Intercompany notes borrowing	—	—	75.7	0.1	(75.8)	—
Intercompany notes payments	—	(3,800.0)	(70.1)	(16.0)	3,886.1	—
Intercompany capital receipt	563.0	—	—	563.0	(1,126.0)	—
Other	—	(27.9)	—	36.0	—	8.1
Net cash provided by (used for) financing activities	24.8	757.3	(951.9)	(734.3)	2,684.3	1,780.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	4.0	—	4.0
Decrease in cash, cash equivalents and restricted cash	—	(0.2)	(473.0)	(12.0)	—	(485.2)
Cash, cash equivalents and restricted cash at beginning of period	—	0.2	490.8	145.8	—	636.8
Cash, cash equivalents and restricted cash at end of period	$—	$—	$17.8	$133.8	$—	$151.6

The condensed consolidating statements of cash flows for the year ended September 30, 2019 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Year Ended September 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Intercompany receivables	$(140.9)	$—	$—	$—	$140.9	$—
Intercompany payables	$—	$—	$—	$140.9	$(140.9)	$—

Investing activities:
Intercompany notes issued	$—	$(3,800.0)	$(4,667.2)	$(10,777.8)	$19,245.0	$—
Intercompany notes proceeds	$—	$4,519.8	$4,536.8	$6,822.0	$(15,878.6)	$—
Intercompany capital investment	$(10,396.2)	$(5,895.5)	$(6,889.3)	$—	$23,181.0	$—
Intercompany return of capital	$606.7	$1,479.6	$1,032.7	$—	$(3,119.0)	$—

Financing activities:
Intercompany notes borrowing	$—	$4,436.3	$2,541.5	$12,267.2	$(19,245.0)	$—
Intercompany notes payments	$—	$—	$(3,022.0)	$(12,856.6)	$15,878.6	$—
Intercompany capital receipt	$—	$10,396.2	$5,413.7	$7,371.1	$(23,181.0)	$—
Intercompany capital distribution	$(563.0)	$(606.7)	$(457.5)	$(1,491.8)	$3,119.0	$—
Intercompany dividends paid	$—	$—	$(302.2)	$(1,435.0)	$1,737.2	$—

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by operating activities	$4.1	$563.4	$375.8	$1,016.3	$(28.4)	$1,931.2
Investing activities:
Capital expenditures	—	—	(1.2)	(998.7)	—	(999.9)
Cash paid for purchase of businesses, net of cash acquired	—	—	—	(239.9)	—	(239.9)
Cash receipts on sold trade receivables	—	—	—	461.6	—	461.6
Investment in unconsolidated entities	—	—	—	(114.3)	—	(114.3)
Proceeds from sale of property, plant and equipment	—	—	—	23.3	—	23.3
Proceeds from property, plant and equipment insurance settlement	—	—	—	7.9	—	7.9
Intercompany notes issued	—	—	(1.4)	—	1.4	—
Intercompany notes proceeds	—	—	4.5	—	(4.5)	—
Intercompany capital investment	—	(2.0)	—	—	2.0	—
Intercompany return of capital	—	—	82.6	—	(82.6)	—
Other	—	—	18.6	27.6	—	46.2
Net cash (used for) provided by investing activities	—	(2.0)	103.1	(832.5)	(83.7)	(815.1)
Financing activities:
Proceeds from issuance of notes	—	1,197.3	—	—	—	1,197.3
Repayments to revolving credit facilities	—	(106.7)	—	(8.8)	—	(115.5)
Additions to debt	—	2.7	—	852.5	—	855.2
Repayments of debt	(0.1)	(1,025.2)	(22.5)	(985.1)	—	(2,032.9)
Other financing repayments	—	—	(8.9)	(15.3)	—	(24.2)
Issuances of common stock, net of related minimum tax withholdings	—	26.6	—	—	—	26.6
Purchases of common stock	—	(195.1)	—	—	—	(195.1)
Cash dividends paid to stockholders	—	(440.9)	—	—	—	(440.9)
Cash distributions paid to noncontrolling interests	—	—	—	(33.3)	—	(33.3)
Intercompany notes borrowing	—	—	—	1.4	(1.4)	—
Intercompany notes payments	—	—	—	(4.5)	4.5	—
Intercompany capital receipt	—	—	—	2.0	(2.0)	—
Intercompany capital distribution	—	—	—	(82.6)	82.6	—
Intercompany dividends	—	—	—	(28.4)	28.4	—
Other	(4.0)	(19.9)	—	31.6	—	7.7
Net cash used for financing activities	(4.1)	(561.2)	(31.4)	(270.5)	112.1	(755.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(28.2)	—	(28.2)
Increase (decrease) in cash, cash equivalents and restricted cash	—	0.2	447.5	(114.9)	—	332.8
Cash, cash equivalents and restricted cash at beginning of period	—	—	43.3	260.7	—	304.0
Cash, cash equivalents and restricted cash at end of period	$—	$0.2	$490.8	$145.8	$—	$636.8

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statements of cash flows for the year ended September 30, 2018 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Year Ended September 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Investing activities:
Intercompany notes issued	$—	$—	$—	$(392.1)	$392.1	$—
Intercompany notes proceeds	$—	$—	$—	$83.0	$(83.0)	$—
Intercompany capital investment	$—	$(755.3)	$(335.3)	$—	$1,090.6	$—
Intercompany return of capital	$—	$1,356.3	$766.0	$—	$(2,122.3)	$—

Financing activities:
Intercompany notes borrowing	$—	$—	$392.1	$—	$(392.1)	$—
Intercompany notes payments	$—	$(69.0)	$(14.0)	$—	$83.0	$—
Intercompany capital receipt	$—	$—	$736.9	$353.7	$(1,090.6)	$—
Intercompany capital distribution	$—	$—	$(1,356.3)	$(766.0)	$2,122.3	$—
Intercompany dividends paid	$—	$—	$—	$(285.9)	$285.9	$—

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2017
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by operating activities	$—	$928.6	$344.2	$192.4	$(1.4)	$1,463.8
Investing activities:
Capital expenditures	—	—	(1.4)	(777.2)	—	(778.6)
Cash paid for purchase of businesses, net of cash acquired	—	(61.0)	(118.1)	(1,409.4)	—	(1,588.5)
Cash receipts on sold trade receivables	—	—	—	411.2	—	411.2
Investment in unconsolidated entities	—	—	—	(2.5)	—	(2.5)
Proceeds from sale of HH&B	—	—	—	1,005.9	—	1,005.9
Proceeds from sale of property, plant and equipment	—	—	0.2	52.4	—	52.6
Proceeds from property, plant and equipment insurance settlement	—	—	—	3.5	—	3.5
Intercompany notes issued	—	(734.1)	—	(523.3)	1,257.4	—
Intercompany notes proceeds	—	5.0	2.4	523.3	(530.7)	—
Intercompany capital investment	—	(200.0)	(200.4)	—	400.4	—
Intercompany return of capital	—	—	—	—	—	—
Other	—	—	8.3	19.4	—	27.7
Net cash used for investing activities	—	(990.1)	(309.0)	(696.7)	1,127.1	(868.7)
Financing activities:
Proceeds from issuance of notes	—	998.4	—	—	—	998.4
Additions to revolving credit facilities	—	421.8	—	—	—	421.8
Additions to debt	—	742.6	—	—	—	742.6
Repayments of debt	—	(1,657.1)	(206.6)	(468.2)	—	(2,331.9)
Other financing (repayments) additions	—	—	(26.9)	50.8	—	23.9
Issuances of common stock, net of related minimum tax withholdings	—	35.8	—	—	—	35.8
Purchases of common stock	—	(93.0)	—	—	—	(93.0)
Cash dividends paid to stockholders	—	(403.2)	—	—	—	(403.2)
Cash distributions paid to noncontrolling interests	—	—	—	(47.0)	—	(47.0)
Intercompany notes borrowing	—	3.5	519.8	734.1	(1,257.4)	—
Intercompany notes payments	—	(3.5)	(519.8)	(7.4)	530.7	—
Intercompany capital receipt	—	—	200.0	200.4	(400.4)	—
Intercompany capital distribution	—	—	—	—	—	—
Intercompany dividends	—	—	—	(1.4)	1.4	—
Other	—	(3.2)	—	0.4	—	(2.8)
Net cash provided by (used for) financing activities	—	42.1	(33.5)	461.7	(1,125.7)	(655.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(2.1)	—	(2.1)
(Decrease) increase in cash, cash equivalents and restricted cash	—	(19.4)	1.7	(44.7)	—	(62.4)
Cash, cash equivalents and restricted cash at beginning of period	—	19.4	41.6	305.4	—	366.4
Cash, cash equivalents and restricted cash at end of period	$—	$—	$43.3	$260.7	$—	$304.0

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statements of cash flows for the year ended September 30, 2017 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Year Ended September 30, 2017
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Investing activities:
Intercompany notes issued	$—	$—	$—	$(1,673.9)	$1,673.9	$—
Intercompany notes proceeds	$—	$1,604.9	$—	$—	$(1,604.9)	$—
Intercompany capital investment	$—	$(2,200.5)	$(2,908.0)	$—	$5,108.5	$—
Intercompany return of capital	$—	$1,083.6	$1,556.2	$—	$(2,639.8)	$—

Financing activities:
Intercompany notes borrowing	$—	$69.0	$1,604.9	$—	$(1,673.9)	$—
Intercompany notes payments	$—	$—	$(1,604.9)	$—	$1,604.9	$—
Intercompany capital receipt	$—	$—	$1,728.4	$3,380.1	$(5,108.5)	$—
Intercompany capital distribution	$—	$—	$(1,083.6)	$(1,556.2)	$2,639.8	$—
Intercompany dividends paid	$—	$—	$(144.1)	$(204.5)	$348.6	$—

Note 15.	Operating Leases

We lease certain manufacturing and warehousing facilities and equipment, primarily transportation equipment, and office space under various operating leases. Some leases contain escalation clauses and provisions for lease renewal. As of September 30, 2019, future minimum lease payments under all noncancelable operating leases for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2020	$214.3
Fiscal 2021	180.1
Fiscal 2022	136.3
Fiscal 2023	108.3
Fiscal 2024	85.3
Thereafter	206.1
Total future minimum lease payments	$930.4

Rental expense for the years ended September 30, 2019, 2018 and 2017 was approximately $346.7 million, $243.7 million and $210.5 million, respectively, including lease payments under cancelable leases and maintenance charges on transportation equipment.
Note 16.	Special Purpose Entities

Pursuant to a sale of certain large-tract forestlands in 2007, a special purpose entity MWV Timber Notes Holding, LLC (“MWV TN”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $398.0 million (“Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. The Timber Note is not subject to prepayment in whole or in part prior to maturity. The bank’s credit rating as of October 2019 was investment grade.

Using the Timber Note as collateral, MWV TN received $338.3 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to the

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company and is payable from the Timber Note proceeds upon its maturity in October 2027. As a result, the Timber Note is not available to satisfy any obligations of WestRock. MWV TN can elect to prepay at any time the liability in whole or in part, however, given that the Timber Note is not prepayable, MWV TN expects to only repay the liability at maturity from the Timber Note proceeds.

The Timber Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2019, the Timber Note was $369.1 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $324.5 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.

Pursuant to the sale of MWV’s remaining U.S. forestlands, which occurred on December 6, 2013, another special purpose entity MWV Timber Notes Holding Company II, LLC (“MWV TN II”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $860.0 million (the “Installment Note”). The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. However, at any time during a 180-day period following receipt by the borrower of notice from us that we intend to withhold our consent to any amendment or waiver of this Installment Note that was requested by the borrower and approved by any eligible assignees, the borrower may prepay the Installment Note in whole but not in part for cash at 100% of the principal, plus accrued but unpaid interest, breakage, or other similar amount if any. As of September 30, 2019, no event had occurred that would allow for the prepayment of the Installment Note. We monitor the credit quality of the borrower and receive quarterly compliance certificates. The borrower’s credit rating as of October 2019 was investment grade.

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

The Installment Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2019, the Installment Note was $905.2 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $820.7 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.
Note 17.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2019, 2018 and 2017 were approximately $368.4 million, $418.8 million and $423.6 million, respectively. Accounts receivable due from the affiliated companies at September 30, 2019 and 2018 was $23.0 million and $64.2 million, respectively, and was included in accounts receivable on our consolidated balance sheets.
Note 18.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2019 total approximately $623 million.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to Boiler MACT, we are subject to several other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S.

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

CERCLA and Other Remediation Costs

We face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, are liable for response costs for the investigation and remediation of such sites under CERCLA and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

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

On January 26, 2009, Smurfit-Stone, which we acquired in fiscal 2011 and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third-party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been satisfied by claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that are not subject to the bankruptcy discharge, but are not currently identified. The final bankruptcy distributions were made in fiscal 2018.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2019, we had $10.8 million reserved for environmental liabilities on an undiscounted basis, of which $5.6 million is included in other long-term liabilities and $5.2 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at September 30, 2019.

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

Additionally, the EPA has been working on rulemakings aimed at cutting carbon emissions from power plants. On June 20, 2019, the EPA issued the final ACE rule, which establishes emission guidelines for states to use in developing plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule replaced a final rule issued by the EPA in 2015 establishing GHG emission guidelines for existing electric utility generating units, which was stayed by the U.S. Supreme Court and has never gone into effect. Although the ACE rule does not apply directly to the power generation facilities at our mills, it has the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. Due to uncertainties regarding the implementation of the ACE rule, its potential impacts on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began in 2013. In 2017, California extended the cap-and-trade program to 2030. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. The Washington Department of Ecology issued a final rule, known as the Clean Air Rule, in 2016, which applies to GHGs from facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year. Energy intensive and trade exposed facilities, including our Tacoma, WA and Longview, WA mills, and transportation fuel importers are subject to regulation under this program. Various groups filed lawsuits against the Washington Department of Ecology challenging the Clean Air Rule, and in 2018, the Thurston County Superior Court invalidated the Clean Air Rule. The case was argued before the Supreme Court on March 19, 2019, and an opinion is expected before the end of 2019. The Washington Department of Ecology subsequently filed an appeal with the State Supreme Court. Implementation of the Clean Air Rule has been stayed while the appeal is pending. In June 2019, the State of New York passed the CLCPA. This legislation, which becomes effective in January 2020, commits the state to reaching net zero GHG emissions, with interim goals of a 40% reduction in absolute terms from 1990 levels by 2030 and an 85% reduction by 2050. Our Solvay, NY mill could be affected by the implementation of the CLCPA, although we cannot currently quantify any impacts due to uncertainties regarding implementation of the law. The Virginia Department of Environmental Quality has issued regulations that would link the Commonwealth to the RGGI, which is a nine-state, market-based carbon cap-and-trade program. Although industrial facilities like our paper mills and converting facilities in Virginia would be exempt from the RGGI regulations, electric generating units and utilities subject to the RGGI carbon reduction requirements may incur increased costs that could be passed on to ratepayers like our industrial facilities in Virginia. The State Air Pollution Control Board approved the final RGGI carbon trading regulations in April 2019; however, legislative amendments made to Virginia’s 2019 budget currently block the use of state funds to join RGGI or any climate change compacts, and to prevent using any cap-and-trade revenue without General Assembly approval. In September 2019, Governor Ralph Northam issued EO 43, setting goals for Virginia to generate 30 percent of its electricity from carbon-free sources by 2030 and 100 percent by 2050. EO 43 directs various state agencies, including the Department of Environmental Quality, to develop a plan of action to meet these energy goals and address related issues such as energy storage, energy efficiency and environmental justice.

The Paris Agreement established a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set GHG reduction targets. The Paris Agreement became effective in November 2016. Although a party to the agreement may not provide the required one-year notice of withdrawal until three years after the effective date, in 2017, President Trump announced that the U.S. intended to withdraw from the Paris Agreement. At this time, it is not possible to determine how the Paris Agreement, or any potential U.S. commitments in lieu of those under the agreement, may impact U.S. industrial facilities, including our domestic operations.

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

Regulation related to climate change continues to develop in the areas of the world where we conduct business. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate related laws, regulations and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations.

Litigation

A lawsuit filed in the U.S. District Court of the Northern District of Illinois in 2010 alleged that certain named defendants violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard and products containing containerboard from February 15, 2004 through November 8, 2010 (the “Antitrust Litigation”). WestRock CP, LLC, as the successor to Smurfit-Stone, was a named defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint sought treble damages and costs, including attorney’s fees. In March 2015, the court granted the plaintiffs’ motion for class certification. On January 9, 2017, the defendants filed individual and joint Motions for Summary Judgment in the District Court. On August 3, 2017, the District Court granted our Motion for Summary Judgment and entered a judgment in our favor with respect to all claims against us. The U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision on December 7, 2018. Plaintiff’s time to appeal this affirmation expired on March 7, 2019. Accordingly, the Order of the District Court granting summary judgment and our complete dismissal became final. Additionally, the District Court ordered entry of stipulation of the parties that required the plaintiffs to reimburse us for costs of approximately $0.1 million.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2019, there were approximately 825 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Brazil Tax Liability

On October 4, 2019, we filed an annulment action in federal tax court challenging an administrative decision of the Brazil Administrative Council of Tax Appeals (“CARF”). This federal court action arises from a claim that a

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary of MeadWestvaco had reduced its tax liability related to the goodwill generated by the 2002 merger of two subsidiaries in Brazil. The matter has proceeded through the CARF principally in two proceedings, covering tax years 2003 to 2008 and 2009 to 2012. On August 6, 2019, CARF published a decision finding us liable for underpayment of tax and interest with respect to the period 2009 to 2012. Certain aspects of the two cases remain pending before CARF, including the dispute related to tax years 2003 to 2008, and penalties relating to tax years 2009 to 2012. The total amount in dispute before CARF and in the annulment action relating to the claimed tax deficiency is R$678 million ($163 million) as of September 30, 2019, including penalties and interest. We assert that we have no liability in these matters. Our uncertain tax position reserve for this matter is included in the unrecognized tax benefits table in “Note 6. Income Taxes”. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters could be approximately $50 million. As of September 30, 2019, we had recorded $10.1 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019, the Supreme Court of Brazil rendered favorable decisions on six of our cases granting us the right to recover certain state value added tax. We believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government. Based on our preliminary evaluation and the opinion of our tax and legal advisors, in the fourth quarter of fiscal 2019 we recorded a $12.2 million receivable for our expected recovery and interest primarily as a reduction of cost of goods sold for the period March 2017 to September 2019. We are still evaluating the impact of the court’s decision on periods prior to March 2017 and may record additional amounts in the future as we complete our analysis.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Accumulated Other Comprehensive Loss and Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2019 and 2018 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Available for Sale Security	Total (1)
Balance at September 30, 2017	$(0.7)	$(462.5)	$5.2	$0.7	$(457.3)
Other comprehensive (loss) income before reclassifications	—	(18.6)	(234.4)	0.8	(252.2)
Amounts reclassified from accumulated other comprehensive loss (income)	0.5	15.2	—	(1.5)	14.2
Net current period other comprehensive income (loss)	0.5	(3.4)	(234.4)	(0.7)	(238.0)
Balance at September 30, 2018	$(0.2)	$(465.9)	$(229.2)	$—	$(695.3)
Other comprehensive income (loss) before reclassifications	1.1	(250.7)	(142.7)	—	(392.3)
Amounts reclassified from accumulated other comprehensive (income) loss	(0.2)	18.6	—	—	18.4
Net current period other comprehensive income (loss)	0.9	(232.1)	(142.7)	—	(373.9)
Balance at September 30, 2019	$0.7	$(698.0)	$(371.9)	$—	$(1,069.2)

(1)	All amounts are net of tax and noncontrolling interest.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component for the fiscal years ended September 30, 2019 and 2018 (in millions):

	Years Ended September 30,
	2019			2018
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(22.7)	5.9	$(16.8)	$(20.9)	5.9	$(15.0)
Prior service costs (2)	(2.4)	0.6	(1.8)	(0.3)	0.1	(0.2)
Subtotal defined benefit plans	(25.1)	6.5	(18.6)	(21.2)	6.0	(15.2)
Available for sale security (1)(3)	—	—	—	1.5	—	1.5
Derivative Instruments: (1)
Interest rate swap hedge gain (4)	0.3	(0.1)	0.2	—	—	—
Foreign currency cash flow hedge loss (5)	—	—	—	(0.7)	0.2	(0.5)
Total reclassifications for the period	$(24.8)	$6.4	$(18.4)	$(20.4)	$6.2	$(14.2)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.
(3)	These accumulated other comprehensive income components are included in other income, net.
(4)	These accumulated other comprehensive income components are included in interest expense, net.
(5)	These accumulated other comprehensive income components are included in net sales.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive (loss) income, including noncontrolling interest, for the years ended September 30, 2019, 2018 and 2017, is as follows (in millions):

Fiscal 2019	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(143.4)	$—	$(143.4)
Deferred gain on cash flow hedges	1.5	(0.4)	1.1
Reclassification adjustment of net gain on cash flow hedges included in earnings	(0.3)	0.1	(0.2)
Net actuarial loss arising during period	(335.9)	87.4	(248.5)
Amortization and settlement recognition of net actuarial loss	23.3	(6.1)	17.2
Prior service cost arising during the period	(3.9)	0.6	(3.3)
Amortization of prior service cost	2.4	(0.6)	1.8
Consolidated other comprehensive loss	(456.3)	81.0	(375.3)
Less: Other comprehensive loss attributable to noncontrolling interests	1.5	(0.1)	1.4
Other comprehensive loss attributable to common stockholders	$(454.8)	$80.9	$(373.9)

Fiscal 2018	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(234.4)	$—	$(234.4)
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.7	(0.2)	0.5
Net actuarial loss arising during period	(29.0)	15.9	(13.1)
Amortization and settlement recognition of net actuarial loss	20.9	(5.9)	15.0
Prior service cost arising during the period	(7.8)	2.3	(5.5)
Amortization of prior service cost	0.3	(0.1)	0.2
Unrealized gain on available for sale security	0.8	—	0.8
Reclassification adjustment of net gain on available for sale security included in earnings	(1.5)	—	(1.5)
Consolidated other comprehensive loss	(250.0)	12.0	(238.0)
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—
Other comprehensive loss attributable to common stockholders	$(250.0)	$12.0	$(238.0)

Fiscal 2017	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain	$80.7	$—	$80.7
Sale of HH&B, foreign currency	26.8	—	26.8
Reclassification adjustment of net gain on cash flow hedges included in earnings	(0.8)	0.3	(0.5)
Net actuarial gain arising during period	34.1	(11.9)	22.2
Amortization and settlement recognition of net actuarial loss	56.4	(20.4)	36.0
Prior service credit arising during the period	1.0	(0.3)	0.7
Amortization of prior service credit	(0.4)	0.2	(0.2)
Unrealized gain on available for sale security	0.7	—	0.7
Sale of HH&B, defined benefit pension plans	4.2	(1.3)	2.9
Consolidated other comprehensive income	202.7	(33.4)	169.3
Less: Other comprehensive income attributable to noncontrolling interests	(0.2)	—	(0.2)
Other comprehensive income attributable to common stockholders	$202.5	$(33.4)	$169.1

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Stockholders’ Equity

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

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. In fiscal 2019, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $88.6 million. In fiscal 2018, we repurchased approximately 3.4 million shares of our Common Stock for an aggregate cost of $195.1 million. In fiscal 2017, we repurchased approximately 1.8 million shares of our Common Stock for an aggregate cost of $93.0 million. As of September 30, 2019, we had remaining authorization under the repurchase program authorized in July 2015 to purchase approximately 19.1 million shares of our Common Stock.
Note 21.	Share-Based Compensation

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

	Shares Available For Issuance	Shares Available For Future Grant	Shares To Be Issued If Performance Is Achieved At Maximum	Expect To Make New Awards
Amended and Restated 2016 Incentive Stock Plan (1)	11.7	5.1	2.3	Yes
2004 Incentive Stock Plan (1)(2)	15.8	3.1	0.0	No
2005 Performance Incentive Plan (1)(2)	12.8	9.0	0.0	No
RockTenn (SSCC) Equity Inventive Plan (1)(3)	7.9	5.9	0.0	No
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

(2)

In connection with the Combination, WestRock assumed all RockTenn and MWV equity incentive plans. We issued awards to certain key employees and our directors pursuant to our RockTenn 2004 Incentive Stock Plan, as amended, and our MWV 2005 Performance Incentive Plan, as amended. The awards were converted into WestRock awards using the conversion factor as described in the Business Combination Agreement.

(3)

In connection with the Smurfit-Stone acquisition, we assumed the Smurfit-Stone equity incentive plan, which was renamed the Rock-Tenn Company (SSCC) Equity Incentive Plan. The awards were converted into shares of RockTenn common stock, options and restricted stock units, as applicable, using the conversion factor as described in the merger agreement.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our results of operations for the fiscal years ended September 30, 2019, 2018 and 2017 include share-based compensation expense of $64.2 million, $66.8 million and $60.9 million, respectively, including $2.9 million included in the gain on sale of HH&B in fiscal 2017. Share-based compensation expense in fiscal 2017 was reduced by $5.4 million for the rescission of shares granted to our CEO that were inadvertently granted in excess of plan limits in fiscal 2014 and 2015. The total income tax benefit in the results of operations in connection with share-based compensation was $16.3 million, $19.4 million and $22.5 million, for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Cash received from share-based payment arrangements for the fiscal years ended September 30, 2019, 2018 and 2017 was $61.5 million, $44.4 million and $59.2 million, respectively.

Equity Awards Issued in Connection with Acquisitions

In connection with the KapStone Acquisition, we replaced certain outstanding awards of restricted stock units granted under the KapStone long-term incentive plan with WestRock stock options and restricted stock units. No additional shares will be granted under the KapStone plan. The KapStone equity awards were replaced with awards with identical terms utilizing an approximately 0.83 conversion factor as described in the Merger Agreement. The acquisition consideration included approximately $70.8 million related to outstanding KapStone equity awards related to service prior to the effective date of the KapStone Acquisition – the balance related to service after the effective date will be expensed over the remaining service period of the awards.

As part of the KapStone Acquisition, we issued 2,665,462 options that were valued at a weighted average fair value of $20.99 per share using the Black-Scholes option pricing model. The weighted average significant assumptions used were:

2019
Expected term in years	3.1
Expected volatility	27.7%
Risk-free interest rate	3.0%
Dividend yield	4.1%

In connection with the MPS Acquisition, we replaced certain outstanding awards of restricted stock units granted under the MPS long-term incentive plan with WestRock restricted stock units. No additional shares will be granted under the MPS plan. The MPS equity awards were replaced with identical terms utilizing an approximately 0.33 conversion factor as described in the merger agreement. As part of the MPS Acquisition, we granted 119,373 awards of restricted stock units, which contain service conditions and were valued at $54.24 per share. The acquisition consideration included approximately $1.9 million related to outstanding MPS equity awards related to service prior to the effective date of the MPS Acquisition – the balance related to service after the effective date will be expensed over the remaining service period of the awards.

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

At the date of grant, we estimate the fair value of stock options granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and current expectations for the future. Other than in connection with replacement awards in connection with acquisitions, we did not grant any stock options in fiscal 2019, 2018 and 2017.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2018	4,253,654	$33.75
Granted	2,665,462	22.06
Exercised	(2,403,217)	21.38
Expired	(84,560)	42.04
Forfeited	(35,162)	26.52
Outstanding at September 30, 2019	4,396,177	$33.32	3.7	$26.7
Exercisable at September 30, 2019	4,296,067	$33.48	3.6	$25.7
Vested and expected to vest at September 30, 2019	4,394,409	$33.33	3.7	$26.7

The aggregate intrinsic value of options exercised during the years ended September 30, 2019, 2018 and 2017 was $44.5 million, $67.4 million and $54.3 million, respectively.

As of September 30, 2019, there was $0.5 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 0.5 years. We amortize these costs on a straight-line basis over the explicit service period.

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. We measure compensation expense related to the SAR awards at the end of each period. We do not expect to issue additional SARs.

The table below summarizes the changes in all SARs during the fiscal year ended September 30, 2019:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2018	36,986	$27.36
Exercised	—	—
Expired	(2,014)	9.02
Outstanding at September 30, 2019	34,972	$28.41	1.5	$0.3
Exercisable at September 30, 2019	34,972	$28.41	1.5	$0.3

The aggregate intrinsic value of SARs exercised during the years ended September 30, 2019, 2018 and 2017 was zero, $0.5 million and $0.4 million, respectively.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below summarizes the changes in unvested restricted stock during the fiscal year ended September 30, 2019:

	Shares/Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2018 (1)	3,224,174	$51.01
Granted	3,673,445	38.71
Vested	(2,933,556)	34.51
Forfeited	(318,525)	50.43
Unvested at September 30, 2019 (1)	3,645,538	$51.94

(1)

Target awards granted with a performance condition, net of subsequent forfeitures, may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions we are forecasting the performance of the grants to be attained at levels less than target. However, it is possible that the performance attained may vary.

There was approximately $80.5 million of unrecognized compensation cost related to all unvested restricted shares as of September 30, 2019 that will be recognized over a weighted average remaining vesting period of 1.5 years.

The following table represents a summary of restricted stock shares granted in fiscal 2019, 2018 and 2017 with terms defined in the applicable grant letters. The shares are not deemed to be issued and carry voting rights until the relevant conditions defined in the award documents have been met, unless otherwise noted.

	2019	2018	2017
Shares of restricted stock granted to non-employee directors (1)	39,792	23,285	26,521
Shares of restricted stock granted to employees:
Shares granted for attainment of a performance condition at an amount in excess of target (2)	1,149,592	45,964	340,319
Shares granted with a service condition and a Cash Flow Per Share performance condition at target (3)	652,465	432,655	507,070
Shares granted with a service condition and a relative Total Shareholder Return market condition at target (3)	407,300	259,695	301,980
Shares granted with a service condition (4)	682,264	354,512	309,850
Share of restricted stock assumed in purchase accounting:
Shares granted with a service condition (5)	742,032	—	119,373
Total restricted stock granted	3,673,445	1,116,111	1,605,113

(1)	Non-employee director grants generally vest over a period of up to one year and are deemed issued on the grant date and have voting and dividend rights.
(2)

Shares granted in the table above include shares subsequently issued for the level of performance attained in excess of target. Shares issued in fiscal 2019 for the fiscal 2016 Cash Flow Per Share were at 200% of target. Shares issued in fiscal 2018 for the fiscal 2015 Cash Flow Per Share were at 103.7% of target. Shares issued in fiscal 2017 for the fiscal 2014 Cash Flow Per Share were at 176.6% of target. Shares issued in fiscal 2017 also include shares accelerated for terminated employees primarily as a result of the Combination, which were achieved at between 146.5% and 200% of target.

(3)

These employee grants vest over approximately three years and have adjustable ranges from 0 - 200% of target subject to the level of performance attained in the respective award agreement. The employee grants with a relative Total Shareholder Return condition were valued using a Monte Carlo simulation, the terms of which are outlined below.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	These shares vest over approximately three to four years.
(5)	These shares vest over approximately one to three years.

The employee grants with a relative Total Shareholder Return market condition in fiscal 2019 were valued using a Monte Carlo simulation at $42.64 per share. The significant assumptions used in valuing these grants included: an expected term of 2.9 years, an expected volatility of 27.2% and a risk-free interest rate of 2.4%. We amortize these costs on a straight-line basis over the explicit service period.

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

The following table represents a summary of restricted stock vested in fiscal 2019, 2018 and 2017 (in millions, except shares):

	2019	2018	2017
Shares of restricted stock vested	2,933,556	697,717	1,112,909
Aggregate fair value of restricted stock vested	$115.2	$46.1	$59.5

The shares vested in fiscal 2019 reflect the vesting of the fiscal 2016 grants, with a Cash Flow Per Share performance condition that vested at 200% of target, as well as certain shares with a performance and/or service condition. The shares vested in fiscal 2018 reflect the vesting of the fiscal 2015 grants, with a Cash Flow Per Share performance condition that vested at 103.7% of target, as well as certain shares with a performance and/or service condition, including those shares assumed upon the Combination. The shares vested in 2017 reflect the vesting of the fiscal 2014 grant, with a Cash Flow Per Share performance condition that vested at 176.6% of target, certain shares assumed upon the Combination with a performance and/or service condition, as well as other awards accelerated in connection with the Combination for certain former employees.

Employee Stock Purchase Plan

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company Employee Stock Purchase Plan (“ESPP”). Under the ESPP, shares of Common Stock are reserved for purchase by our qualifying employees. The ESPP allowed for the purchase of a total of approximately 2.5 million shares of Common Stock. During fiscal 2019, 2018 and 2017, employees purchased approximately 0.4 million, 0.2 million and 0.2 million shares, respectively, under the ESPP. We recognized $1.2 million, $1.6 million and $1.3 million of expense for fiscal 2019, 2018 and 2017, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2019, adjusted for the Separation, approximately 2.0 million shares of Common Stock remained available for purchase under the ESPP.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Earnings per Share

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

	September 30,
	2019	2018	2017
Numerator:
Net income attributable to common stockholders	$862.9	$1,906.1	$708.2
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.2)	(0.1)
Distributed and undistributed income available to common stockholders	$862.8	$1,905.9	$708.1

Denominator:
Basic weighted average shares outstanding	256.6	255.5	252.2
Effect of dilutive stock options and non-participating securities	2.5	4.3	3.5
Diluted weighted average shares outstanding	259.1	259.8	255.7

Basic earnings per share attributable to common stockholders	$3.36	$7.46	$2.81

Diluted earnings per share attributable to common stockholders	$3.33	$7.34	$2.77

 Weighted average shares include zero and 0.2 million of reserved, but unissued shares at September 30, 2018 and 2017, respectively. These reserved shares were distributed as claims were liquidated or resolved in accordance with the resolution of Smurfit-Stone bankruptcy claims. The final bankruptcy distributions were made in fiscal 2018.

Options and restricted stock in the amount of 1.3 million, 0.2 million and 0.7 million common shares in fiscal 2019, 2018 and 2017, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. The dilutive impact of the remaining awards outstanding in each year were included in the effect of dilutive securities.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Financial Results by Quarter (Unaudited)

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$4,327.4	$4,620.0	$4,690.0	$4,651.6
Cost of goods sold	$3,545.6	$3,720.4	$3,701.1	$3,572.9
(Gain) loss on disposal of assets	$(43.8)	$—	$6.5	$(3.9)
Multiemployer pension withdrawal income	$—	$—	$(1.7)	$(4.6)
Land and Development impairments	$—	$13.0	$—	$—
Restructuring and other costs	$54.4	$34.8	$17.9	$66.6
(Loss) gain on extinguishment of debt	$(1.9)	$0.4	$(3.2)	$(0.4)
Income tax expense	$(62.7)	$(47.2)	$(77.6)	$(89.3)
Consolidated net income	$139.8	$161.9	$253.8	$312.4
Net income attributable to common stockholders	$139.1	$160.4	$252.6	$310.8
Basic earnings per share attributable to common stockholders	$0.55	$0.63	$0.98	$1.21
Diluted earnings per share attributable to common stockholders	$0.54	$0.62	$0.98	$1.20

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$3,894.0	$4,017.0	$4,137.5	$4,236.6
Cost of goods sold	$3,120.5	$3,227.6	$3,270.4	$3,304.6
Multiemployer pension withdrawal expense	$180.0	$—	$4.2	$—
Land and Development impairments	$27.6	$—	$1.7	$2.6
Restructuring and other costs	$16.3	$31.7	$17.1	$40.3
(Loss) gain on extinguishment of debt	$(1.0)	$0.1	$0.9	$(0.1)
Income tax benefit (expense)	$1,073.2	$(18.8)	$(84.5)	$(95.4)
Consolidated net income	$1,133.5	$224.5	$271.3	$280.0
Net income attributable to common stockholders	$1,135.1	$223.2	$268.2	$279.6
Basic earnings per share attributable to common stockholders	$4.45	$0.87	$1.05	$1.10
Diluted earnings per share attributable to common stockholders	$4.38	$0.86	$1.03	$1.08

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

Consolidated net income in the first quarter of fiscal 2019 financial results by quarter (unaudited) table was decreased by $39.8 million of direct expenses from Hurricane Michael (net of $20.0 million of insurance proceeds) and an estimated $31.4 million of lost production and sales. Additionally, consolidated net income in the first quarter was decreased by $24.7 million of expense for inventory stepped-up in purchase accounting related to the KapStone Acquisition and increased by a $48.5 million gain on sale of our Atlanta beverage facility. Basic and diluted earnings per share attributable to common stockholders were decreased by approximately $0.14 and $0.14 per share, respectively for these items.

Consolidated net income in the fourth quarter of fiscal 2019 financial results by quarter (unaudited) table was increased by $63.4 million related to Hurricane Michael as $70.0 million of insurance proceeds were partially offset by $6.6 million of direct expenses. Basic and diluted earnings per share attributable to common stockholders were increased by approximately $0.19 and $0.18 per share, respectively for these items.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated net income in the first quarter of fiscal 2018 financial results by quarter (unaudited) table was decreased as the result of recording an estimated MEPP withdrawal of $180.0 million, or $179.1 million net of noncontrolling interest, to withdraw from a MEPP. See “Note 5. Retirement Plans — Multiemployer Plans”. Additionally, consolidated net income in the first quarter of fiscal 2018 financial results by quarter (unaudited) table was decreased due to a $27.6 million, or $25.6 million net of noncontrolling interest, pre-tax non-cash impairment of certain mineral rights and real estate. Further, consolidated net income in the first quarter of fiscal 2018 financial results by quarter (unaudited) table was increased by $1,086.9 million for the provisional amount recorded for the remeasurement of our deferred tax balances in connection with the Tax Act. See “Note 6. Income Taxes”. Basic and diluted earnings per share attributable to common stockholders were increased by approximately $3.67 and $3.61 per share, respectively for these items.

Consolidated net income in the second quarter of fiscal 2018 financial results by quarter (unaudited) table increased by $36.3 million related to an adjustment to the provisional amount previously recorded for the remeasurement of our deferred tax balances in connection with the Tax Act. Basic and diluted earnings per share attributable to common stockholders were each increased by $0.14 per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

WestRock Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WestRock Company (the Company) as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 15, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers and certain fulfillment costs in 2019 due to the adoption of ASC 606, Revenue from Contracts with Customers.

As discussed in Note 1 to the consolidated financial statements, the Company changed its classification of cash receipts on the deferred purchase price receivable on asset-backed securitization transactions in 2019 due to the adoption of ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of non-service components of pension and other postretirement income (expense) in 2019 due to the adoption of ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Acquisition of KapStone Paper and Packaging Corporation
Description of the Matter

During 2019, the Company completed its acquisition of KapStone Paper and Packaging Corporation (KapStone) for net consideration of $4.9 billion including debt assumed (the “Transaction”), as disclosed in Note 3 to the consolidated financial statements. The Transaction is accounted for as a business combination and the Company preliminarily allocated $1,303.0 million of the purchase price to the fair value of the acquired customer relationship intangible assets. The Company is in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, finalizing third-party valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances; therefore, the allocation of the purchase price is preliminary and subject to revision as of September 30, 2019.

Auditing management's preliminary allocation of purchase price for its acquisition of KapStone involved especially subjective and complex judgements due to the significant estimation required in determining the fair value of customer relationship intangible assets. The significant estimation was primarily due to the complexity of the valuation models used to measure that fair value as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the customer relationship intangible assets and subsequent amortization expense included discount rates, customer attrition rates and economic lives. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We tested the design and operating effectiveness of the Company's controls related to the accounting for the KapStone acquisition. For example, we tested controls over the recognition and measurement of customer relationship intangible assets in the acquisition, including the Company’s controls over the valuation model, the mathematical accuracy of the valuation model and development of underlying assumptions used to develop such fair value measurement estimates.

To test the fair value of the Company's customer relationship intangible assets, our audit procedures included, among others, evaluating the Company's valuation model, the method and significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the valuation model and certain significant assumptions. For example, we reconciled the discount rates to the projected internal rate of return for the Transaction and compared the attrition rates to industry data. In addition, to evaluate the effect of changes in assumptions, we performed sensitivity analysis of the fair value of customer relationship intangible assets, and of amortization expense to the economic lives assigned to the customer relationship intangible assets.

Test of Goodwill for Impairment

Description of the Matter

At September 30, 2019, the Company’s goodwill is $7,285.6 million. As discussed in Note 1 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. This requires management to estimate the fair value of the reporting units with goodwill allocated to them.

Auditing management’s goodwill impairment tests involved especially subjective judgements due to the significant estimation required in determining the fair value of the reporting units. In particular, the estimates for the fair values of the Company’s reporting units are sensitive to assumptions such as the discount rate and expected future net cash flows, including projected operating results, capital expenditures and tax rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over the estimation of the fair values of the reporting units, including the Company’s controls over the valuation models, the mathematical accuracy of the valuation models and development of underlying assumptions used to develop such fair values of the reporting units. We also tested management’s review of the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.

To test the estimated fair values of the Company’s reporting units, our audit procedures included, among others, assessing the valuation methodology and the underlying data used by the Company in its analysis, including testing the significant assumptions discussed above. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model and other relevant factors. We assessed the historical accuracy of management’s assumptions of future expected net cash flows and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used in determining the fair values of the reporting units. We also tested the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.

Uncertain Tax Positions
Description of the Matter

As discussed in Note 6 to the consolidated financial statements, the Company has unrecognized income tax benefits of $224.3 million related to its uncertain tax positions at September 30, 2019. The Company uses significant judgment in determining (1) whether a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, and (2) measuring the tax benefit as the largest amount of benefit which is more likely than not to be realized upon ultimate settlement. The Company does not record any benefit for the tax positions that do not meet the more-likely-than-not initial recognition threshold.

Auditing management’s analysis of its uncertain tax positions and resulting unrecognized income tax benefits involved especially subjective and complex judgements because each tax position carries unique facts and circumstances that require interpretation of laws, regulations and legal rulings, and other factors.

How We Addressed the Matter in Our Audit

We tested the Company’s controls that address the risks of material misstatement relating to uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and application of the two-step recognition and measurement principles, including management’s review of the inputs and resulting calculations of unrecognized income tax benefits.

To test the Company’s measurement and recording of its uncertain tax positions, our audit procedures included, among others, inspecting the Company’s analysis and related tax opinions to evaluate the assumptions the Company used to develop its uncertain tax positions and related unrecognized income tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used by the Company to calculate its uncertain tax positions. For example, we compared the unrecognized income tax benefits to similar positions in prior periods and assessed management’s consideration of current tax controversy and litigation trends in similar positions challenged by tax authorities. In addition, we involved tax subject matter resources to evaluate the application of relevant tax laws in the Company’s recognition determination. We also evaluated the Company’s income tax disclosures in relation to these matters included in Note 6 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s or its predecessor’s auditor since at least 1975, but we are unable to determine the specific year.

Atlanta, Georgia

November 15, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

WestRock Company

Opinion on Internal Control over Financial Reporting

We have audited WestRock Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WestRock Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of KapStone Paper and Packaging Corporation, which is included in the 2019 consolidated financial statements of the Company and constituted $5.7 billion of total assets as of September 30, 2019 and $2.8 billion of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of KapStone Paper and Packaging Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WestRock Company as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and our report dated November 15, 2019, expressed an unqualified opinion thereon.

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

November 15, 2019

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2019 included all of our operations other than those we acquired in fiscal 2019 related to the KapStone Acquisition. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with Section 404 with respect to fiscal 2019. Total assets as of September 30, 2019 and total revenues for the year ending September 30, 2019 for the operations acquired in the KapStone Acquisitions were $5.7 billion and $2.8 billion, respectively. The SEC’s published guidance specifies that the period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the Company’s internal control may not extend beyond one year from the date of acquisition. Based on our assessment, which as discussed herein excluded the KapStone operations, management believes that we maintained effective internal control over financial reporting as of September 30, 2019. Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our board of directors. Ernst & Young LLP has audited and reported on the consolidated financial statements of WestRock Company, and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report.

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the NYSE listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report will be contained in our definitive proxy statement issued in connection with our 2020 annual meeting of stockholders and is incorporated herein by reference.

STEVEN C. VOORHEES,
Chief Executive Officer and President

WARD H. DICKSON,
Executive Vice President and Chief Financial Officer
November 15, 2019

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2019, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms and to allow timely decisions regarding required disclosure.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting during the quarter ended September 30, 2019. In connection with that evaluation, we have determined that there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. During fiscal 2019, we completed the KapStone Acquisition. Subsequent to the KapStone Acquisition, we have begun integration and controls assessment activities. See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements for more information. KapStone represented approximately $2.8 billion of our net sales for the year ended September 30, 2019, and approximately $5.7 billion of our total assets, at September 30, 2019. In accordance with the SEC’s published guidance, because we acquired these operations during the current fiscal year, we have excluded these operations from our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal 2019. SEC rules require that we complete our assessment of the internal control over financial reporting of the acquisition within one year after the date of the acquisition.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 12, 2019, our CEO certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 12, 2019. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

Identification of Executive Officers

The executive officers of the Company are as follows as of November 13, 2019:

Name	Age	Position Held
Steven C. Voorhees	65	Chief Executive Officer and President
Patrick E. Lindner	50	Chief Innovation Officer and President Consumer Packaging
Jeffrey W. Chalovich	56	Chief Commercial Officer and President Corrugated Packaging
James B. Porter III	68	President, Business Development and Latin America
Marc P. Shore	65	President, Multi Packaging Solutions
Ward H. Dickson	57	Executive Vice President and Chief Financial Officer
Robert B. McIntosh	62	Executive Vice President, General Counsel and Secretary
Vicki L. Lostetter	60	Chief Human Resources Officer
Kelly C. Janzen	46	Chief Accounting Officer

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

Patrick E. Lindner has served as WestRock’s president, consumer packaging since March 2019 and as chief innovation officer since October 2019. He previously served as chief operating officer for W.L. Gore & Associates. Prior to joining W.L. Gore & Associates, Mr. Lindner served in various leadership roles with E. I. Du Pont De Nemours and Company, including as president – DuPont Performance Materials and president – DuPont Performance Polymers.

Jeffrey W. Chalovich has served as WestRock’s president, corrugated packaging since September 2016 and as chief commercial officer since February 2019. He previously served as WestRock’s executive vice president of corrugated containers and commercial excellence. He served as Rock-Tenn’s senior vice president and general manager of corrugated containers through June 30, 2015. Mr. Chalovich joined RockTenn in connection with its acquisition of Southern Container Corp in 2008, where he served in a variety of sales and general management roles.

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

Marc P. Shore has served as WestRock’s president, multi packaging solutions since June 2017. He had previously served as chief executive officer of MPS and Shorewood Packaging. Mr. Shore has 40 years of experience in the print-based specialty packaging industry. He founded MPS in 2005 with private equity sponsorship and helped take the company public in 2015. During his time at Shorewood Packaging, he led the company through a successful initial public offering and for 14 years as a public company before its sale to International Paper in 2000. Mr. Shore continued as president of the business and as a corporate officer of International Paper until 2004.

Ward H. Dickson has served as WestRock’s executive vice president and chief financial officer since July 1, 2015. He served as RockTenn’s executive vice president and chief financial officer from September 2013 through June 30, 2015. From November 2011 until September 2013, he served as the senior vice president of finance for the global sales and service organization of Cisco Systems, Inc., and, from July 2009 to November 2011, he served as the vice president of finance for the global sales and service organization of Cisco. Mr. Dickson served as the vice president of finance at Scientific Atlanta, Inc., a division of Cisco, from February 2006 until July 2009. Prior to Cisco’s acquisition of Scientific Atlanta, Inc. in February 2006, Mr. Dickson had served as that company’s vice president of worldwide financial operations since 2003.

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

Vicki L. Lostetter has served as WestRock’s chief human resources officer since February 2018. She previously served as General Manager, Talent and Organization Capability and General Manager, Global Talent Management with Microsoft Incorporated. Prior to joining Microsoft, Ms. Lostetter served in various leadership roles within the human resources function with Coca-Cola Enterprises, Inc., The Coca-Cola Company and Honeywell, Inc.

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

See Part I, Item 1 “Available Information” of this Form 10-K for information about our Code of Ethical Conduct for our Chief Executive Officer and Senior Financial Officers, including that any amendments to, or waiver from, any provision of such code required to be disclosed will be posted on our website. The remainder of the information required by this item will be contained in our definitive proxy statement issued in connection with our 2020 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2020 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2020 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2020 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2020 annual meeting of stockholders and is incorporated herein by reference.

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

3.2

Certificate of Correction to the Amended and Restated Certificate of Incorporation of WestRock Company dated November 13, 2018 (incorporated by reference to Exhibit 3.2 of WestRock’s Annual Report on Form 10-K filed on November 16, 2018).

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

4.1(i)

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

4.2(e)

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

4.3(f)

Fifth Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of February 1, 1993, between MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.5 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

4.4(a)

Indenture, dated as of April 2, 2002, by and among WestRock MWV, LLC (formerly MeadWestvaco Corporation), Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) of MWV’s Current Report on Form 8-K filed on April 2, 2002).

4.4(b)

First Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of April 2, 2002, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.4(c)

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

4.5(c)

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

4.5(e)

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

4.6(c)

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

4.6(e)

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

4.7(d)

Third Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of August 24, 2017, among WRKCo, RKT, MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

4.8(a)

Indenture, dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

4.8(b)

First Supplemental Indenture, dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

4.8(c)

Second Supplemental Indenture, dated as of May 20, 2019, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock Company’s Current Report on Form 8-K filed on May 20, 2019).

4.9	Description of the Registrant’s Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

*10.2(b)

WestRock Company Third Amended and Restated Annual Executive Bonus Plan, dated January 31, 2019 (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

*10.14	Stock Option Awards (for 2012) (incorporated by reference to Exhibit 10.43 of MWV’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

*10.15	Summary of MeadWestvaco Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 of MWV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

*10.16	Summary of MeadWestvaco Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.51 of MWV’s quarterly report on Form 10-Q for the period ended March 31, 2015).

*10.17	Summary of MeadWestvaco Corporation 2015 Annual Incentive Plan (incorporated by reference to Exhibit 10.50 to MWV’s quarterly report on Form 10-Q for the period ended March 31, 2015).

*10.18

WestRock Company 2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.30 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

*10.19	Employee Stock Purchase Plan, dated February 2, 2016 (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.20(a)	WestRock Company 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.20(b)

WestRock Company Amended and Restated 2016 Incentive Stock Plan (incorporated by reference to pages B-1 to B-14 of WestRock’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders filed with the SEC on December 19, 2017).

10.21

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

*10.22	Summary of MeadWestvaco Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.51 of MWV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

*10.23

Amendments to Grants under the MeadWestvaco Corporation 2005 Performance Incentive Plan Amended and Restated Effective February 25, 2013 (2005 Performance Incentive Plan), effective January 27, 2014 (incorporated by reference to Exhibit 10.47 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.24(a)

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

10.24(b)

Amendment No. 1, dated as of May 2, 2019, to the Sixth Amended and Restated Receivables Sale Agreement, among WestRock Company of Texas, WestRock Converting Company, WestRock Mill Company, LLC, WestRock - Southern Container, LLC, WestRock California, Inc., WestRock Minnesota Corporation, WestRock CP, LLC, WestRock - Solvay, LLC, WestRock - REX, LLC, WestRock - Graphics, Inc., WestRock Commercial, LLC, WestRock Packaging, Inc., WestRock Slatersville LLC, WestRock Consumer Packaging Group, LLC, WestRock Dispensing Systems, Inc., and WestRock Packaging Systems, LLC (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.25(a)

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

10.25(b)

Eighth Amended and Restated Credit and Security Agreement, dated July 22, 2016, among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Cooperatieve Rabobank, U.A. (incorporated by reference to Exhibit 10.24(b) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2016).

10.25(c)

Amendment No. 1, dated as of May 2, 2019, to the Eighth Amended and Restated Credit and Security Agreement among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Cooperatieve Rabobank, U.A (incorporated by reference to Exhibit 10.3 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.26(a)

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

10.26(b)

Amendment No. 1, dated July 1, 2015, among WestRock Company, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp., the other Credit Parties, the Lenders thereto and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent for the Lenders to the Credit Agreement, dated July 1, 2015 (incorporated by reference to Exhibit 10.27.1 of WestRock’s Current Report on Form 8-K filed on July 7, 2016).

10.26(c)

Amendment No. 2, dated June 30, 2017, to the Credit Agreement, dated July 1, 2015, among WestRock Company, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp., the other Credit Parties, the Lenders thereto and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent for the Lenders (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.26(d)

Amendment No. 3, dated as of March 7, 2018, to the Credit Agreement, dated as of July 1, 2015, among WestRock Company, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp., WestRock RKT Company, WestRock MWV, LLC, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on March 9, 2018).

10.26(e)

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

10.27(a)

Credit Agreement, dated as of July 1, 2015, among RockTenn CP, LLC, Rock-Tenn Converting Company and MeadWestvaco Virginia Corporation, as borrowers, as the guarantors from time to time party thereto, the lenders from time to time party thereto and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

10.27(b)

Amendment No. 1, dated as of July 1, 2016, to the Credit Agreement, dated as of July 1, 2015, among WestRock Company, WestRock CP, LLC, WestRock Converting Company, WestRock Virginia Corporation and CoBank, ACB, as administrative agent.

10.27(c)

Amendment No. 2, dated as of March 7, 2018, to the Credit Agreement, dated as of July 1, 2015, among WestRock Company, WestRock CP, LLC, WestRock Converting Company, WestRock Virginia Corporation and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.4 of WestRock’s Current Report on Form 8-K filed on March 9, 2018).

10.27(d)

Joinder, dated as of November 2, 2018, to the Credit Agreement dated as of July 1, 2015, by and among the Company, WestRock CP, LLC, WestRock Converting Company, WestRock Virginia Corporation and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

10.28

Credit Agreement, dated as of September 27, 2019, among WestRock Southeast, LLC, as borrower, the guarantors from time to time thereunder, the lenders party thereto and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on September 27, 2019).

10.29

Fifth Amended and Restated Performance Undertaking, dated as of September 1, 2015, executed by Westrock RKT Company, as successor-in-interest to Rock-Tenn Company, and Westrock Company (incorporated by reference to Exhibit 10.29 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.30

Uncommitted and Revolving Credit Line Agreement, dated February 11, 2016, between The Bank of Tokyo-Mitsubishi UFJ, Ltd. and WestRock Company (incorporated by reference to Exhibit 10.3 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.31

Uncommitted Line of Credit, dated March 4, 2016, between Cooperatieve Rabobank U.A., New York Branch and WestRock Company (incorporated by reference to Exhibit 10.4 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

@10.32

Commitment Agreement, dated September 8, 2016, among WestRock Company, Prudential Insurance Company of America and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.44 of WestRock’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016).

10.33

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

10.34(a)

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

10.34(b)

Amendment No. 1, dated as of March 7, 2018, to the Credit Agreement, dated as of October 31, 2017, among WestRock Company, WestRock RKT Company, WestRock MWV, LLC, Wells Fargo Bank, National Association, and the lenders party thereto Amendment (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on March 9, 2018).

10.34(c)

Amendment No. 2, dated as of October 29, 2018, to the Credit Agreement, dated as of October 31, 2017, among WestRock Company, WestRock RKT Company, WestRock MWV, LLC, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.6 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018).

10.34(d)

Joinder, dated as of November 2, 2018, to the Credit Agreement dated as of October 31, 2017, by and among the Company, WRKCo and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

10.34(e)

Amendment No. 3, dated as of October 25, 2019, to the Credit Agreement, dated as of October 31, 2017, among WestRock Company, WestRock RKT Company, WestRock MWV, LLC, Wells Fargo Bank, National Association, and the lenders party thereto.

10.35(a)

Credit Agreement, dated as of March 7, 2018, among Whiskey Holdco, Inc., as borrower, WestRock Company and its subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on March 9, 2018).

10.35(b)

Amendment No. 1, dated as of February 26, 2019, to the Credit Agreement, dated as of March 7, 2018, among WRKCo Inc., the other credit parties from time to time party thereto, Wells Fargo Bank, National Association and the lenders referred to therein (incorporated by reference to Exhibit 10.4 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.36(a)

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

10.36(b)

Joinder, dated as of November 2, 2018, to the Credit Agreement dated as of April 27, 2018, by and among the Company, WRKCo and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (incorporated by reference to Exhibit 10.4 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

10.37

Form of Dealer Agreement among WestRock Company, WRKCo Inc., WestRock RKT, LLC, WestRock MWV, LLC and the Dealer party thereto (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on December 10, 2018).

*10.38

Letter Agreement between MeadWestvaco Corporation, Rock-Tenn Company and John A. Luke, Jr., dated June 30, 2015 (incorporated by reference to Exhibit 10.25 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.39(a)

Amended and Restated Employment Agreement, dated January 1, 2008, between MeadWestvaco Corporation and Robert A. Feeser (incorporated by reference to Exhibit 99.1 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

*10.39(b)

Letter Agreement, dated December 12, 2016, between WestRock Company and Robert A. Feeser (incorporated by reference to Exhibit 99.2 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

*10.40

Employment Agreement, dated July 31, 2007, between Southern Container Corp. and Jeffrey W. Chalovich (incorporated by reference to Exhibit 99.3 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

*10.41

Employment Agreement, dated January 23, 2017, among Multi Packaging Solutions International Limited, WestRock Company and Marc Shore (incorporated by reference to Exhibit 10.1 of Multi Packaging Solutions’ Current Report on Form 8-K filed on January 24, 2017).

*10.42

Employment Agreement by and among RockTenn-Southern Container, LLC (successor-in-interest to Southern Container Corp.), Rock-Tenn Services Inc., and James B. Porter III, dated as of December 22, 2014, and effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2014).

*10.43	WestRock Company Executive Severance Plan, dated April 5, 2019 (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on April 9, 2019).

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

31.2

Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

#32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company, and by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

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

WESTROCK COMPANY

Dated:	November 15, 2019	By:	/s/ STEVEN C. VOORHEES
Steven C. Voorhees
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN C. VOORHEES	Chief Executive Officer and President	November 15, 2019
Steven C. Voorhees	(Principal Executive Officer), Director

/s/ WARD H. DICKSON	Executive Vice President and Chief Financial Officer	November 15, 2019
Ward H. Dickson	(Principal Financial Officer)

/s/ KELLY C. JANZEN	Chief Accounting Officer	November 15, 2019
Kelly C. Janzen	(Principal Accounting Officer)

/s/ JOHN A. LUKE, JR.	Director, Non-Executive Chairman of the Board	November 15, 2019
John A. Luke, Jr.

/s/ COLLEEN F. ARNOLD	Director	November 15, 2019
Colleen F. Arnold

/s/ TIMOTHY J. BERNLOHR	Director	November 15, 2019
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 15, 2019
J. Powell Brown

/s/ MICHAEL E. CAMPBELL	Director	November 15, 2019
Michael E. Campbell

/s/ TERRELL K. CREWS	Director	November 15, 2019
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 15, 2019
Russell M. Currey

/s/ GRACIA C. MARTORE	Director	November 15, 2019
Gracia C. Martore

/s/ JAMES E. NEVELS	Director	November 15, 2019
James E. Nevels

/s/ TIMOTHY H. POWERS	Director	November 15, 2019
Timothy H. Powers

/s/ BETTINA M. WHYTE	Director	November 15, 2019
Bettina M. Whyte

/s/ ALAN D. WILSON	Director	November 15, 2019
Alan D. Wilson