Form 10-Q
period 2019-12-31
WestRock Co
filed 2020-01-31
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 17, 2020
Common Stock, $0.01 par value	258,456,273

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2019	2018

Net sales	$4,423.7	$4,327.4
Cost of goods sold	3,614.7	3,545.6
Selling, general and administrative, excluding intangible amortization	425.7	400.9
Selling, general and administrative intangible amortization	101.8	92.9
Gain on disposal of assets	(1.3)	(43.8)
Restructuring and other costs	30.1	54.4
Operating profit	252.7	277.4
Interest expense, net	(93.5)	(94.4)
Loss on extinguishment of debt	—	(1.9)
Pension and other postretirement non-service income	26.7	17.3
Other expense, net	(3.7)	(2.7)
Equity in income of unconsolidated entities	3.8	6.8
Income before income taxes	186.0	202.5
Income tax expense	(46.5)	(62.7)
Consolidated net income	139.5	139.8
Less: Net income attributable to noncontrolling interests	(1.0)	(0.7)
Net income attributable to common stockholders	$138.5	$139.1

Basic earnings per share attributable to common stockholders	$0.54	$0.55
Diluted earnings per share attributable to common stockholders	$0.53	$0.54

Basic weighted average shares outstanding	258.2	254.8
Diluted weighted average shares outstanding	259.9	259.5

Cash dividends paid per common share	$0.465	$0.455

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2019	2018

Consolidated net income	$139.5	$139.8
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	100.4	(64.9)
Derivatives:
Deferred loss on cash flow hedges	(0.5)	—
Reclassification adjustment of net gain on cash flow hedges included in earnings	(1.3)	—
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	8.7	4.9
Amortization and settlement recognition of prior service cost, included in pension cost	0.5	0.5
Other comprehensive income (loss), net of tax	107.8	(59.5)
Comprehensive income	247.3	80.3
Less: Comprehensive income attributable to noncontrolling interests	(1.1)	(0.7)
Comprehensive income attributable to common stockholders	$246.2	$79.6

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	December 31, 2019	September 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$156.4	$151.6
Accounts receivable (net of allowances of $53.1 and $53.2)	2,061.7	2,193.2
Inventories	2,189.7	2,107.5
Other current assets	537.5	496.2
Assets held for sale	7.3	25.8
Total current assets	4,952.6	4,974.3
Property, plant and equipment, net	11,281.1	11,189.5
Goodwill	7,327.0	7,285.6
Intangibles, net	3,968.0	4,059.5
Restricted assets held by special purpose entities	1,272.7	1,274.3
Prepaid pension asset	257.2	224.7
Other assets	1,878.2	1,148.8
Total Assets	$30,936.8	$30,156.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$565.1	$561.1
Accounts payable	1,781.0	1,831.8
Accrued compensation and benefits	375.7	470.4
Other current liabilities	725.0	571.8
Total current liabilities	3,446.8	3,435.1
Long-term debt due after one year	9,649.3	9,502.3
Pension liabilities, net of current portion	286.5	294.0
Postretirement benefit liabilities, net of current portion	164.1	162.1
Non-recourse liabilities held by special purpose entities	1,143.1	1,145.2
Deferred income taxes	2,891.7	2,878.0
Other long-term liabilities	1,513.0	1,053.9
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	1.8	1.9
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 258.4 million and 257.8 million shares outstanding at December 31, 2019 and September 30, 2019, respectively	2.6	2.6
Capital in excess of par value	10,770.0	10,739.4
Retained earnings	2,087.5	1,997.1
Accumulated other comprehensive loss	(1,034.9)	(1,069.2)
Total stockholders’ equity	11,825.2	11,669.9
Noncontrolling interests	15.3	14.3
Total equity	11,840.5	11,684.2
Total Liabilities and Equity	$30,936.8	$30,156.7

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2019	2018

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	257.8	253.5
Shares issued under restricted stock plan	—	0.3
Issuance of common stock, net of stock received for minimum tax withholdings (1)	0.6	2.4
Purchases of common stock	—	(1.0)
Balance at end of period	258.4	255.2
Common Stock:
Balance at beginning of period	$2.6	$2.5
Issuance of common stock, net of stock received for minimum tax withholdings (1)	—	0.1
Balance at end of period	2.6	2.6
Capital in Excess of Par Value:
Balance at beginning of period	10,739.4	10,588.9
Compensation expense under share-based plans	13.5	17.9
Issuance of common stock, net of stock received for minimum tax withholdings (1)	17.1	84.8
Fair value of share-based awards issued in business combinations	—	70.8
Purchases of common stock	—	(41.8)
Balance at end of period	10,770.0	10,720.6
Retained Earnings:
Balance at beginning of period	1,997.1	1,573.3
Adoption of accounting standards (2)	73.5	43.5
Net income attributable to common stockholders	138.5	139.1
Dividends declared (per share - $0.465 and $0.455) (3)	(121.6)	(117.8)
Issuance of common stock, net of stock received for minimum tax withholdings	—	(0.4)
Purchases of common stock	—	(2.4)
Balance at end of period	2,087.5	1,635.3
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,069.2)	(695.3)
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	(73.4)	—
Other comprehensive income (loss), net of tax	107.7	(59.5)
Balance at end of period	(1,034.9)	(754.8)
Total Stockholders’ equity	11,825.2	11,603.7
Noncontrolling Interests: (4)
Balance at beginning of period	14.3	13.0
Net income	1.0	0.3
Contributions	—	0.2
Distributions and adjustments to noncontrolling interests	—	(1.7)
Balance at end of period	15.3	11.8
Total equity	$11,840.5	$11,615.5

(1)

Included in the issuance of common stock in the three months ended December 31, 2018 is the issuance of approximately 1.6 million shares of Common Stock (as hereinafter defined) valued at $70.1 million in connection with the KapStone Acquisition (as hereinafter defined).

(2)	Fiscal 2019 is primarily for the adoption of ASU 2018-02 (as hereinafter defined) and fiscal 2018 is for the adoption of ASC 606 (as hereinafter defined).
(3)	Includes cash dividends paid and dividend equivalent units on certain restricted stock awards.
(4)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the Condensed Consolidated Balance Sheets.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2019	2018

Operating activities:
Consolidated net income	$139.5	$139.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	381.2	359.1
Cost of real estate sold	16.1	11.0
Deferred income tax expense	3.1	14.3
Share-based compensation expense	13.8	17.4
Pension and other postretirement funding (more) than expense (income)	(23.7)	(12.8)
Other impairment adjustments	2.2	2.8
Gain on disposal of plant and equipment and other, net	(0.9)	(43.2)
Other	(13.2)	(18.3)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	153.9	169.7
Inventories	(83.9)	(71.4)
Other assets	(71.1)	(17.8)
Accounts payable	(47.5)	(148.5)
Income taxes	(2.8)	(11.5)
Accrued liabilities and other	(35.5)	(87.5)
Net cash provided by operating activities	431.2	303.1
Investing activities:
Capital expenditures	(374.8)	(322.0)
Cash paid related to business combinations, net of cash acquired	—	(3,342.9)
Investment in unconsolidated entities	(0.3)	—
Proceeds from sale of property, plant and equipment	7.9	88.0
Proceeds from property, plant and equipment insurance settlement	1.4	—
Other	4.9	4.1
Net cash used for investing activities	(360.9)	(3,572.8)
Financing activities:
Proceeds from issuance of notes	—	1,498.5
(Repayments) additions to revolving credit facilities	(40.1)	133.6
Additions to debt	101.4	3,806.1
Repayments of debt	(4.0)	(2,847.9)
Changes in commercial paper, net	10.9	447.7
Other financing (repayments) additions, net	(16.2)	14.6
Issuances of common stock, net of related minimum tax withholdings	15.5	12.9
Purchases of common stock	—	(44.2)
Cash dividends paid to stockholders	(120.0)	(116.1)
Cash distributions paid to noncontrolling interests	(0.3)	(2.2)
Other	(8.5)	(6.4)
Net cash (used for) provided by financing activities	(61.3)	2,896.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.2)	(3.0)
Increase (decrease) in cash, cash equivalents and restricted cash	4.8	(376.1)
Cash, cash equivalents and restricted cash at beginning of period	151.6	636.8
Cash, cash equivalents and restricted cash at end of period	$156.4	$260.7

	Three Months Ended
	December 31,
(In millions)	2019	2018

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$45.1	$55.8
Interest, net of amounts capitalized	$53.1	$25.0

The adoption of ASC 842, Leases, resulted in recognition of non-cash right-of-use assets (“ROU”) and non-cash operating lease liabilities. See “Note 13. Leases” for more information on the impact of this adoption.

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the three months ended December 31, 2018 primarily relate to the KapStone Acquisition (as hereinafter defined). See “Note 3. Acquisitions” for more information.

Three Months Ended
December 31,
(In millions)	2018

Fair value of assets acquired, including goodwill	$5,910.2
Cash consideration for the purchase of businesses, net of cash acquired	(3,343.8)
Stock issued for the purchase of a business	(70.1)
Fair value of share-based awards issued in the purchase of a business	(70.8)
Deferred payments and unpaid working capital	16.6
Liabilities assumed	$2,442.1

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Period Ended December 31, 2019

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

Basis of Presentation

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2019 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Fiscal 2019 Form 10-K”). In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three months ended December 31, 2019 and December 31, 2018, our statements of comprehensive income for the three months ended December 31, 2019 and December 31, 2018, our balance sheets at December 31, 2019 and September 30, 2019, our statements of cash flows for the three months ended December 31, 2019 and December 31, 2018, and our statements of equity for the three months ended December 31, 2019 and December 31, 2018.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2019 Form 10-K. The results for the three months ended December 31, 2019 are not necessarily indicative of results that may be expected for the full year.

Significant Accounting Policies

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for a summary of our significant accounting policies.

Recent Accounting Developments

New Accounting Standards — Recently Adopted

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in the period of adoption or retrospectively in each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (or portion thereof) is recorded. We adopted the provisions of this ASU on October 1, 2019. Upon adoption, we elected to reclassify stranded tax effects of the Tax Act within accumulated other comprehensive income to retained earnings. The reclassification of stranded tax effects from accumulated other comprehensive income increased retained earnings by $73.4 million, all of which related to our employee benefit plans.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in Accounting Standards Codification (“ASC”) 842 “Leases” (“ASC 842”) and supersedes current lease guidance in ASC 840 “Leases”. These provisions require lessees to put a ROU asset and lease liability on their balance sheet for operating and financing

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

We adopted the provisions of ASC 842 on October 1, 2019 using the modified retrospective approach and as a result did not restate prior periods. We elected the package of three practical expedients permitted within the standard pursuant to which we did not reassess initial direct costs, lease classification or whether our contracts contain or are leases. We also made an accounting policy election to not recognize ROU assets and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised. The adoption of ASC 842 resulted in the recognition of ROU assets of $731.1 million (net of deferred rent and favorable/unfavorable lease liabilities) with corresponding operating lease liabilities of $783.9 million. The condensed consolidated financial statements for the period ended December 31, 2019 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.

New Accounting Standards - Recently Issued

See “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards — Recently Issued” of the Notes to Consolidated Financial Statements section of the Fiscal 2019 Form 10-K for information on new accounting standards issued prior to the beginning of fiscal 2020 but not yet adopted and where we do not expect that the adoption will have a material effect on our consolidated financial statements. Below is a description of new accounting standards for which we (i) are in the process of evaluating the impact on our consolidated financial statements or (ii) have determined that the new standard could have a material impact on our consolidated financial statements. We have not elected to early adopt any of the new accounting standards described below to the extent early adoption is permitted.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 under Generally Accepted Accounting Principles (“GAAP”). This ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of this ASU.

In October 2018, the FASB issued ASU 2018-17 “Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety, as currently required under GAAP. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of this ASU.

In October 2018, the FASB issued ASU 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which provides targeted amendments to ASC 808, “Collaborative arrangements” (“ASC 808”) and ASC 606 “Revenue from Contracts with Customers” (“ASC 606”). The amendments in this ASU require transactions between participants in a collaborative arrangement to be accounted for under ASC 606 when the counterparty is a customer. This ASU precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This ASU also amends ASC 808 to refer to the unit-of-account guidance in ASC 606 and requires it to be used only when assessing whether a transaction is in scope of ASC 606. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact of this ASU.

In August 2018, the FASB issued ASU 2018-14 “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans”. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. These provisions will be applied retrospectively. This ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are evaluating the impact of this ASU.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit losses: Measurement of Credit Losses on financial Instruments (Topic 326)” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides targeted transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option. In November 2019, the FASB issued ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”), which makes certain narrow-scope amendments to Topic 326, including allowing entities to exclude accrued interest amounts from various required disclosures under Topic 326. The provisions of ASU 2019-04, ASU 2019-05 and ASU 2019-11 related to Topic 326 are effective concurrent with the adoption of ASU 2016-13. We are evaluating the impact of these ASUs.

Note 2.	Revenue Recognition

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment).

	Three Months Ended December 31, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,788.9	$1,198.8	$18.9	$(41.5)	$3,965.1
South America	107.6	20.0	—	—	127.6
Europe	1.8	244.6	—	—	246.4
Asia Pacific	11.2	73.5	—	(0.1)	84.6
Total (1)	$2,909.5	$1,536.9	$18.9	$(41.6)	$4,423.7

(1)	Net sales are attributed to geographical markets based on the location of the seller.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended December 31, 2018
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,606.4	$1,256.4	$13.9	$(37.9)	$3,838.8
South America	108.8	19.5	—	—	128.3
Europe	—	260.5	—	—	260.5
Asia Pacific	18.6	82.4	—	(1.2)	99.8
Total (1)	$2,733.8	$1,618.8	$13.9	$(39.1)	$4,327.4

(1)	Net sales are attributed to geographical markets based on the location of the seller.

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

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2019	$188.0	$7.7
Ending balance - December 31, 2019	195.4	22.8
Increase / (Decrease)	$7.4	$15.1

Note 3.	Acquisitions

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for information about our prior year acquisitions and investments. For the three months ended December 31, 2019, no changes to our fiscal 2019 provisional fair value estimates of assets and liabilities assumed in acquisitions have been significant, and we do not anticipate future changes to these amounts to be significant.

 KapStone Acquisition

On November 2, 2018, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 28, 2018, among WRKCo Inc. (formerly known as WestRock Company), which we refer to as “WRKCo”, KapStone Paper and Packaging Corporation (“KapStone”), the Company (formerly known as Whiskey Holdco, Inc.), Whiskey Merger Sub, Inc. and Kola Merger Sub, Inc., the Company acquired all of the outstanding shares of KapStone through a transaction in which: (i) Whiskey Merger Sub, Inc. merged with and into WRKCo, with WRKCo surviving the merger as a wholly owned subsidiary of the Company and (ii) Kola Merger Sub, Inc. merged with and into KapStone, with KapStone surviving the merger as a wholly owned subsidiary of the Company (collectively, the “KapStone Acquisition”). Effective as of the effective time of the KapStone Acquisition (the “Effective Time”), Whiskey Holdco, Inc. changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed in the KapStone Acquisition by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2019 and fiscal 2020 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amounts Recognized as of Acquisition Date (as Adjusted) (2)
Cash and cash equivalents	$8.6	$—	$8.6
Current assets, excluding cash and cash equivalents	878.9	(30.2)	848.7
Property, plant and equipment, net	1,910.3	11.5	1,921.8
Goodwill	1,755.0	0.5	1,755.5
Intangible assets	1,336.1	30.3	1,366.4
Other long-term assets	27.9	(0.1)	27.8
Total assets acquired	5,916.8	12.0	5,928.8

Current portion of debt	33.3	—	33.3
Current liabilities	337.5	7.9	345.4
Long-term debt due after one year	1,333.4	—	1,333.4
Accrued pension and other long-term benefits	9.8	2.8	12.6
Deferred income taxes	609.7	(1.4)	608.3
Other long-term liabilities	118.4	2.7	121.1
Total liabilities assumed	2,442.1	12.0	2,454.1
Net assets acquired	$3,474.7	$—	$3,474.7

(1)	The measurement period adjustments recorded in fiscal 2019 and fiscal 2020 did not have a significant impact on our condensed consolidated statements of income in any period.
(2)

The measurement period adjustments were primarily due to refinements to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments to goodwill were essentially flat.

The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the KapStone Acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration and other synergistic opportunities) and the assembled work force of KapStone, as well as from establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangible assets resulting from the KapStone Acquisition will not be amortizable for tax purposes.

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

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $30.1 million for the three months ended December 31, 2019 and $54.4 million for the three months ended December 31, 2018. These amounts are not comparable since

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the timing and scope of the individual actions associated with each restructuring, acquisition, divestiture or integration can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended
	December 31,
	2019	2018
Restructuring	$24.7	$25.7
Other	5.4	28.7
Restructuring and other costs	$30.1	$54.4

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e. partial or complete plant closures), employee costs due to merger and acquisition-related workforce reductions, including a voluntary retirement program in fiscal 2019 and 2020. When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell and record charges for severance and other employee-related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as it is identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value. At the time of each announced plant closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three months ended December 31, 2019 and 2018, the cumulative recorded amount since we started the initiatives and our estimate of the total costs we expect to incur (in millions):

	Three Months Ended
	December 31,
	2019	2018	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$2.2	$3.1	$96.2	$96.2
Severance and other employee costs	7.1	6.6	41.6	41.6
Equipment and inventory relocation costs	0.4	0.4	8.6	10.4
Facility carrying costs	0.6	1.1	19.0	20.7
Other costs	0.2	—	5.4	5.7
Restructuring total	$10.5	$11.2	$170.8	$174.6

Consumer Packaging

Net property, plant and equipment costs	$0.5	$—	$30.1	$30.1
Severance and other employee costs	5.7	(0.1)	44.1	44.1
Equipment and inventory relocation costs	0.1	0.3	6.0	6.4
Facility carrying costs	—	(0.2)	1.9	2.2
Other costs	0.2	0.5	8.9	9.0
Restructuring total	$6.5	$0.5	$91.0	$91.8

Land and Development

Net property, plant and equipment costs	$—	$—	$1.8	$1.8
Severance and other employee costs	—	(0.1)	13.8	13.8
Other costs	—	—	3.0	3.0
Restructuring total	$—	$(0.1)	$18.6	$18.6

Corporate

Severance and other employee costs	$7.7	$14.2	$46.0	$46.0
Other costs	—	(0.1)	7.4	7.4
Restructuring total	$7.7	$14.1	$53.4	$53.4

Total

Net property, plant and equipment costs	$2.7	$3.1	$128.1	$128.1
Severance and other employee costs	20.5	20.6	145.5	145.5
Equipment and inventory relocation costs	0.5	0.7	14.6	16.8
Facility carrying costs	0.6	0.9	20.9	22.9
Other costs	0.4	0.4	24.7	25.1
Restructuring total	$24.7	$25.7	$333.8	$338.4

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

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended
	December 31,
	2019	2018
Acquisition costs	$0.1	$24.0
Integration costs	5.3	4.6
Divestiture costs	—	0.1
Other total	$5.4	$28.7

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and presents a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our condensed consolidated statements of income (in millions):

	Three Months Ended
	December 31,
	2019	2018
Accrual at beginning of fiscal year	$32.3	$31.6
Additional accruals	19.1	16.6
Payments	(18.4)	(9.8)
Adjustment to accruals	1.2	(1.9)
Foreign currency rate changes	0.1	0.2
Accrual at December 31	$34.3	$36.7

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Three Months Ended
	December 31,
	2019	2018
Additional accruals and adjustments to accruals (see table above)	$20.3	$14.7
Acquisition costs	0.1	24.0
Integration costs	5.3	4.6
Divestiture costs	—	0.1
Net property, plant and equipment	2.7	3.1
Severance and other employee costs	(0.3)	5.8
Equipment and inventory relocation costs	0.5	0.7
Facility carrying costs	0.6	0.9
Other costs	0.9	0.5
Total restructuring and other costs	$30.1	$54.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5.	Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. See “Note 5. Retirement Plans” and “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for more information regarding our involvement with retirement plans and involvement with MEPPs.

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and the Central States, Southeast and Southwest Areas Pension Plan, and recorded estimated withdrawal liabilities for each. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. In October 2019, we received two additional demand letters from PIUMPF related to a subsidiary of ours asserting that we owe $2.3 million on an undiscounted basis to be paid over 20 years with respect to the subsidiary’s withdrawal liability and $2.0 million for its accumulated funding deficiency. We are evaluating each of these demands. We expect to challenge the accumulated funding deficiency. We began making monthly payments for these withdrawal liabilities in fiscal 2020. At December 31, 2019 and September 30, 2019, we had withdrawal liabilities recorded of $240.1 million and $237.2 million, respectively.

The following table presents a summary of the components of net pension income (in millions):

	Three Months Ended
	December 31,
	2019	2018
Service cost	$13.1	$10.9
Interest cost	49.9	56.5
Expected return on plan assets	(90.8)	(82.9)
Amortization of net actuarial loss	11.9	7.0
Amortization of prior service cost	1.4	1.3
Company defined benefit plan income	(14.5)	(7.2)
Multiemployer and other plans	0.3	0.2
Net pension income	$(14.2)	$(7.0)

The condensed consolidated statements of income line item “Pension and other postretirement non-service income” is equal to the non-service elements of our “Company defined benefit plan income” and our “Net postretirement cost” set forth in this Note 5. Retirement Plans.

During the three months ended December 31, 2019, we made contributions to our qualified and supplemental defined benefit pension plans of $8.5 million and for the three months ended December 31, 2018, we made contributions of $4.0 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended
	December 31,
	2019	2018
Service cost	$0.4	$0.3
Interest cost	1.8	1.9
Amortization of net actuarial gain	(0.2)	(0.4)
Amortization of prior service credit	(0.7)	(0.7)
Net postretirement cost	$1.3	$1.1

During the three months ended December 31, 2019, we funded an aggregate of $2.0 million and for the three months ended December 31, 2018, we funded an aggregate of $2.7 million to our other postretirement benefit plans.

Note 6.	Income Taxes

The effective tax rate for the three months ended December 31, 2019 was 25.0%. The effective tax rate for the three months ended December 31, 2019 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by research and development tax credits.

The effective tax rate for the three months ended December 31, 2018 was 31.0%. The effective tax rate for the three months ended December 31, 2018 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, (iv) the inclusion of global intangible low-taxed provision income, offset by the foreign derived intangible income deduction, (v) the limitation of certain transaction costs and (vi) the increase of deferred tax liabilities in certain state jurisdictions, partially offset by the inclusion of research and development tax credits and an adjustment of the valuation allowance against net operating losses of foreign subsidiaries.

Note 7.	Segment Information

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which previously sold real estate primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables show selected operating data for our segments (in millions):

	Three Months Ended
	December 31,
	2019	2018
Net sales (aggregate):
Corrugated Packaging	$2,909.5	$2,733.8
Consumer Packaging	1,536.9	1,618.8
Land and Development	18.9	13.9
Total	$4,465.3	$4,366.5
Less net sales (intersegment):
Corrugated Packaging	$18.3	$18.0
Consumer Packaging	23.3	21.1
Total	$41.6	$39.1
Net sales (unaffiliated customers):
Corrugated Packaging	$2,891.2	$2,715.8
Consumer Packaging	1,513.6	1,597.7
Land and Development	18.9	13.9
Total	$4,423.7	$4,327.4
Segment income:
Corrugated Packaging	$283.4	$246.8
Consumer Packaging	46.2	76.9
Land and Development	1.4	0.7
Segment income	331.0	324.4
Gain on sale of certain closed facilities	0.5	50.5
Restructuring and other costs	(30.1)	(54.4)
Non-allocated expenses	(18.2)	(19.0)
Interest expense, net	(93.5)	(94.4)
Loss on extinguishment of debt	—	(1.9)
Other expense, net	(3.7)	(2.7)
Income before income taxes	$186.0	$202.5

	Three Months Ended
	December 31,
	2019	2018
Depreciation and amortization:
Corrugated Packaging	$244.3	$218.5
Consumer Packaging	135.3	138.6
Corporate	1.6	2.0
Total	$381.2	$359.1

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. In the three months ended December 31, 2019, we received the remaining Hurricane Michael-related insurance proceeds of $32.3 million, of which $2.8 million was deferred and $29.5 million was recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The insurance proceeds consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. Our condensed consolidated statement of cash flows for the three months ended December 31, 2019 included $30.9 million in net cash provided by operating activities and $1.4 million in net cash used for investing activities. In the three months ended December 31, 2018, we received Hurricane Michael-related insurance proceeds of $20.0 million, for the recovery of direct costs, that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment and reflected in net cash provided by operating activities in our condensed consolidated statement of cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The components of inventories were as follows (in millions):

	December 31, 2019	September 30, 2019
Finished goods and work in process	$1,000.5	$938.9
Raw materials	825.4	818.8
Spare parts and supplies	483.9	479.7
Inventories at FIFO cost	2,309.8	2,237.4
LIFO reserve	(120.1)	(129.9)
Net inventories	$2,189.7	$2,107.5

Note 9.Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	December 31, 2019	September 30, 2019
Property, plant and equipment at cost:
Land and buildings	$2,476.1	$2,442.3
Machinery and equipment	15,057.4	14,743.6
Forestlands and mineral rights	146.4	144.0
Transportation equipment	30.5	31.2
Leasehold improvements	101.1	100.2
	17,811.5	17,461.3
Less: accumulated depreciation, depletion and amortization	(6,530.4)	(6,271.8)
Property, plant and equipment, net	$11,281.1	$11,189.5

Note 10.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. See “Note 12. Fair Value” of the Notes to Consolidated Financial Statements section of the Fiscal 2019 Form 10-K for more information. We disclose the fair value of our long-term debt in “Note 11. Debt”. We disclose the fair value of our pension and postretirement assets and liabilities in “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2019 Form 10-K.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger, acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 4. Restructuring and Other Costs” for impairments associated with restructuring activities presented as “net property, plant and equipment costs”. During the three months ended December 31, 2019 and 2018, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Accounts Receivable Sales Agreement

We are a party to an accounts receivable sales agreement (the “A/R Sales Agreement”) to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts, on a revolving basis. On September 19, 2019, we amended the A/R Sales Agreement and increased the purchase limit to $650.0 million. The A/R Sales Agreement has a one year term and may be terminated early by either party. The terms of the A/R Sales Agreement limit the balance of receivables sold to the amount available to fund such receivables sold and eliminated the receivable for proceeds from the financial institution at any transfer date. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”.

The following table presents a summary of the activity under the A/R Sales Agreement for the three months ended December 31, 2019 and December 31, 2018 (in millions):

	Three Months Ended
	December 31,
	2019	2018
Receivable from financial institution at beginning of fiscal year	$—	$—
Receivables sold to the financial institution and derecognized	615.2	453.8
Receivables collected by financial institution	(606.7)	(470.9)
Cash paid to (proceeds from) financial institution	(8.5)	17.1
Receivable from financial institution at December 31	$—	$—

Based on current rates and levels of receivables sold, the expense recorded in connection with the sale is approximately $4 million per quarter and is recorded in “other expense, net”. The future amount may fluctuate based on the level of activity and other factors. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11.	Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for additional information on our debt and interest rates on that debt.

The following table shows the carrying value of the individual components of our debt (in millions):

	December 31, 2019	September 30, 2019
Public bonds due fiscal 2020 to 2022	$506.5	$507.8
Public bonds due fiscal 2023 to 2028	3,770.2	3,769.1
Public bonds due fiscal 2029 to 2033	2,194.6	2,197.6
Public bonds due fiscal 2037 to 2047	178.9	179.0
Term loan facilities	2,295.7	2,295.5
Revolving credit and swing facilities	356.8	396.0
Receivables securitization	50.0	—
Commercial paper	350.2	339.2
Finance lease obligations	284.2	185.8
Supplier financing and commercial card programs	107.2	123.2
International and other debt	120.1	70.2
Total debt	10,214.4	10,063.4
Less: current portion of debt	565.1	561.1
Long-term debt due after one year	$9,649.3	$9,502.3

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern the maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at December 31, 2019. The increase in finance lease obligations during fiscal 2020 was primarily the result of our adoption of the leasing guidance codified in ASC 842 that recharacterized a short-term and long-term liability for two chip mills to a $100.3 million finance lease obligation.

The estimated fair value of our debt was approximately $10.8 billion as of December 31, 2019 and $10.6 billion at September 30, 2019. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments or approximates the carrying amount as the variable interest rates reprice frequently at observable current market rates.

Revolving Credit Facility

On November 21, 2019, we amended our $2.0 billion unsecured revolving credit facility (the “Credit Facility”) to, among other things, increase the maximum permitted Debt to Capitalization Ratio (as defined in the credit agreement) from 0.60:1:00 to 0.65:1.00, extend its maturity date to November 21, 2024 and increase the committed principal to $2.3 billion. The portion of the revolving credit facility that may be used to fund borrowings in non-U.S. dollar currencies including Canadian dollars, Euro and British Pounds was increased from $400 million to $500 million. Additionally, we may request up to $200 million of the revolving credit facility to be used to fund borrowings in Mexican pesos. At December 31, 2019 and September 30, 2019, we had no amounts outstanding under the facility.

In connection with the amendment of the Credit Facility, on November 21, 2019, we terminated our $450.0 million unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent.

Receivables Securitization Facility

On May 2, 2019, we amended our $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”) to, among other things, extend its maturity date from July 22, 2019 to May 2, 2022. At December 31, 2019 and September 30, 2019, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $505.6 million and $592.1 million, respectively. The carrying

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2019 and September 30, 2019 were approximately $879.4 million and $959.3 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility agreement. At December 31, 2019 and September 30, 2019, there was $50.0 million outstanding and no amounts outstanding, respectively.

European Revolving Credit Facility

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 3-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €500.0 million. On November 21, 2019, we amended the revolving credit facility to, among other things, extend the maturity date from April 27, 2021 to November 21, 2022. At December 31, 2019, we had borrowed $330.0 million under this facility and entered into foreign currency exchange contracts of $330.8 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income. At December 31, 2019, $155.0 million of the total amount outstanding was classified as short-term debt. At September 30, 2019, we had borrowed $350.0 million under this facility, of which $175.0 million was classified as short-term debt.

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we were able to issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. On December 7, 2018, we terminated the commercial paper program and established a new unsecured commercial paper program with WRKCo as the issuer. Under the new program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The commercial paper program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our $2.3 billion unsecured revolving credit facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds from issuances of notes under the program were used to repay amounts outstanding under the KapStone securitization facility that were assumed in the KapStone Acquisition and subsequently terminated, and have been, and are expected to continue to be, used for general corporate purposes. At December 31, 2019, there was $350.2 million outstanding and the average borrowing rate was 2.03%. As of December 31, 2019 and September 30, 2019, $250.0 million of the total amount outstanding was classified as long-term debt.

Term Loan

On June 7, 2019, we entered into a $300.0 million credit agreement providing for a 5-year unsecured term loan with Bank of America, N.A., as administrative agent. The facility is scheduled to mature on June 7, 2024. The proceeds from the facility were used to prepay a portion of the amounts outstanding under our 3-year term loan and repay amounts outstanding under our commercial paper program. The applicable interest rate margin was initially 0.825% to 1.750% per annum for LIBOR rate loans and 0.000% to 0.750% per annum for alternate base rate loans, in each case depending on the Leverage Ratio (as defined in the credit agreement) or our corporate credit ratings, whichever yields a lower applicable interest rate margin, at such time. The debt issuance costs, which are being amortized over the term of the credit agreement, were insignificant. At December 31, 2019 and September 30, 2019, there was each $300.0 million outstanding.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 12.	Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors

The notes issued by WRKCo (“Issuer”) and registered under the Securities Act of 1933, as amended, are fully and unconditionally guaranteed on a joint and several basis by WestRock Company (“Parent”) and WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”) (RKT and MWV are together referred to as the “Subsidiary Guarantors”). See “Note 13. Debt — Exchanged Notes” and “Note 14. Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for additional information regarding our registered notes and the guarantees of our notes.

In accordance with GAAP, we retrospectively account for changes in our legal structure that constitute transfers of businesses between issuers, guarantors and non-guarantors. As such, our prior period financials may vary from those previously reported. The information in the prior year tables reflect such revisions, as well as revisions to correct immaterial errors in prior presentations.

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial data of the Parent, the Issuer, the Subsidiary Guarantors, the non-guarantor subsidiaries and eliminations. Such financial data include the related Condensed Consolidating Statements of Income for the three months ended December 31, 2019 and December 31, 2018, Condensed Consolidating Balance Sheets as of December 31, 2019 and September 30, 2019 and Condensed Consolidating Statements of Cash Flows for the three months ended December 31, 2019 and December 31, 2018.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended December 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$589.3	$4,460.5	$(626.1)	$4,423.7
Cost of goods sold	—	—	481.6	3,751.2	(618.1)	3,614.7
Selling, general and administrative, excluding intangible amortization	—	0.2	28.8	396.7	—	425.7
Selling, general and administrative intangible amortization	—	—	26.0	75.8	—	101.8
Gain on disposal of assets	—	—	(0.1)	(1.2)	—	(1.3)
Restructuring and other costs	—	1.6	—	28.5	—	30.1
Operating profit (loss)	—	(1.8)	53.0	209.5	(8.0)	252.7
Interest (expense) income, net	—	(64.7)	(35.2)	6.4	—	(93.5)
Intercompany interest (expense) income, net	—	(3.5)	(25.2)	20.7	8.0	—
Pension and other postretirement non- service (expense) income	—	—	(1.9)	28.6	—	26.7
Other income (expense), net	—	—	1.1	(4.8)	—	(3.7)
Equity in income of unconsolidated entities	—	—	—	3.8	—	3.8
Equity in income of consolidated entities	138.5	226.6	138.3	—	(503.4)	—
Income before income taxes	138.5	156.6	130.1	264.2	(503.4)	186.0
Income tax benefit (expense)	—	17.5	2.3	(66.3)	—	(46.5)
Consolidated net income (loss)	138.5	174.1	132.4	197.9	(503.4)	139.5
Less: Net income attributable to noncontrolling interests	—	—	—	(1.0)	—	(1.0)
Net income attributable to common stockholders	$138.5	$174.1	$132.4	$196.9	$(503.4)	$138.5
Comprehensive income attributable to common stockholders	$246.2	$283.6	$236.3	$306.2	$(826.1)	$246.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended December 31, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$623.8	$4,333.8	$(630.2)	$4,327.4
Cost of goods sold	—	—	500.9	3,674.9	(630.2)	3,545.6
Selling, general and administrative, excluding intangible amortization	—	0.1	13.1	387.7	—	400.9
Selling, general and administrative intangible amortization	—	—	26.1	66.8	—	92.9
Gain on disposal of assets	—	—	—	(43.8)	—	(43.8)
Restructuring and other costs	—	—	—	54.4	—	54.4
Operating profit (loss)	—	(0.1)	83.7	193.8	—	277.4
Interest (expense) income, net	—	(47.0)	(49.9)	2.5	—	(94.4)
Intercompany interest income (expense), net	—	3.0	(27.1)	24.1	—	—
Loss on extinguishment of debt	—	(1.8)	—	(0.1)	—	(1.9)
Pension and other postretirement non- service (expense) income	—	—	(1.7)	19.0	—	17.3
Other (expense) income, net	—	(0.6)	0.6	(2.7)	—	(2.7)
Equity in income of unconsolidated entities	—	—	—	6.8	—	6.8
Equity in income of consolidated entities	139.1	198.7	246.2	—	(584.0)	—
Income before income taxes	139.1	152.2	251.8	243.4	(584.0)	202.5
Income tax benefit (expense)	—	11.1	(1.9)	(71.9)	—	(62.7)
Consolidated net income	139.1	163.3	249.9	171.5	(584.0)	139.8
Less: Net income attributable to noncontrolling interests	—	—	—	(0.7)	—	(0.7)
Net income attributable to common stockholders	$139.1	$163.3	$249.9	$170.8	$(584.0)	$139.1
Comprehensive income attributable to common stockholders	$79.6	$106.5	$195.2	$111.6	$(413.3)	$79.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$8.7	$147.7	$—	$156.4
Accounts receivable	—	—	16.1	2,076.3	(30.7)	2,061.7
Inventories	—	—	266.0	1,923.7	—	2,189.7
Other current assets	—	—	8.6	528.9	—	537.5
Intercompany receivables	—	223.4	0.6	1,205.5	(1,429.5)	—
Assets held for sale	—	—	—	7.3	—	7.3
Total current assets	—	223.4	300.0	5,889.4	(1,460.2)	4,952.6
Property, plant and equipment, net	—	—	15.3	11,265.8	—	11,281.1
Goodwill	—	—	1,158.6	6,168.4	—	7,327.0
Intangibles, net	—	—	1,458.9	2,509.1	—	3,968.0
Restricted assets held by special purpose entities	—	—	—	1,272.7	—	1,272.7
Prepaid pension asset	—	—	—	257.2	—	257.2
Intercompany notes receivable	—	154.9	145.8	3,026.8	(3,327.5)	—
Investments in consolidated subsidiaries	12,219.7	18,840.2	20,347.7	—	(51,407.6)	—
Other assets	—	69.6	232.5	1,640.1	(64.0)	1,878.2
Total Assets	$12,219.7	$19,288.1	$23,658.8	$32,029.5	$(56,259.3)	$30,936.8

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$127.0	$107.5	$330.6	$—	$565.1
Accounts payable	—	1.5	28.3	1,781.9	(30.7)	1,781.0
Accrued compensation and benefits	0.2	—	14.8	360.7	—	375.7
Other current liabilities	—	46.3	112.3	566.4	—	725.0
Intercompany payables	394.3	10.5	1,014.2	10.5	(1,429.5)	—
Total current liabilities	394.5	185.3	1,277.1	3,050.1	(1,460.2)	3,446.8
Long-term debt due after one year	—	6,609.3	1,979.3	1,060.7	—	9,649.3
Intercompany notes payable	—	636.3	2,390.5	300.7	(3,327.5)	—
Pension liabilities, net of current portion	—	—	143.8	142.7	—	286.5
Postretirement benefit liabilities, net of current portion	—	—	25.5	138.6	—	164.1
Non-recourse liabilities held by special purpose entities	—	—	—	1,143.1	—	1,143.1
Deferred income taxes	—	—	252.3	2,703.4	(64.0)	2,891.7
Other long-term liabilities	—	12.9	178.5	1,321.6	—	1,513.0
Redeemable noncontrolling interests	—	—	—	1.8	—	1.8
Total stockholders’ equity	11,825.2	11,844.3	17,411.8	22,151.5	(51,407.6)	11,825.2
Noncontrolling interests	—	—	—	15.3	—	15.3
Total equity	11,825.2	11,844.3	17,411.8	22,166.8	(51,407.6)	11,840.5
Total Liabilities and Equity	$12,219.7	$19,288.1	$23,658.8	$32,029.5	$(56,259.3)	$30,936.8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$17.8	$133.8	$—	$151.6
Accounts receivable	—	—	31.1	2,201.7	(39.6)	2,193.2
Inventories	—	—	254.3	1,853.2	—	2,107.5
Other current assets	—	1.2	11.8	483.2	—	496.2
Intercompany receivables	—	227.7	—	1,128.6	(1,356.3)	—
Assets held for sale	—	—	—	25.8	—	25.8
Total current assets	—	228.9	315.0	5,826.3	(1,395.9)	4,974.3
Property, plant and equipment, net	—	—	18.9	11,170.6	—	11,189.5
Goodwill	—	—	1,158.6	6,127.0	—	7,285.6
Intangibles, net	—	—	1,485.0	2,574.5	—	4,059.5
Restricted assets held by special purpose entities	—	—	—	1,274.3	—	1,274.3
Prepaid pension asset	—	—	—	224.7	—	224.7
Intercompany notes receivable	—	155.0	156.9	3,026.8	(3,338.7)	—
Investments in consolidated subsidiaries	11,973.6	18,524.2	20,103.6	—	(50,601.4)	—
Other assets	—	67.8	185.3	971.8	(76.1)	1,148.8
Total Assets	$11,973.6	$18,975.9	$23,423.3	$31,196.0	$(55,412.1)	$30,156.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$135.3	$108.9	$316.9	$—	$561.1
Accounts payable	—	0.7	31.3	1,839.4	(39.6)	1,831.8
Accrued compensation and benefits	0.3	—	14.5	455.6	—	470.4
Other current liabilities	—	18.6	83.8	469.4	—	571.8
Intercompany payables	303.4	—	1,052.9	—	(1,356.3)	—
Total current liabilities	303.7	154.6	1,291.4	3,081.3	(1,395.9)	3,435.1
Long-term debt due after one year	—	6,608.0	1,982.9	911.4	—	9,502.3
Intercompany notes payable	—	636.3	2,390.5	311.9	(3,338.7)	—
Pension liabilities, net of current portion	—	—	147.6	146.4	—	294.0
Postretirement benefit liabilities, net of current portion	—	—	25.7	136.4	—	162.1
Non-recourse liabilities held by special purpose entities	—	—	—	1,145.2	—	1,145.2
Deferred income taxes	—	—	278.9	2,675.2	(76.1)	2,878.0
Other long-term liabilities	—	12.9	131.2	909.8	—	1,053.9
Redeemable noncontrolling interests	—	—	—	1.9	—	1.9
Total stockholders’ equity	11,669.9	11,564.1	17,175.1	21,862.2	(50,601.4)	11,669.9
Noncontrolling interests	—	—	—	14.3	—	14.3
Total equity	11,669.9	11,564.1	17,175.1	21,876.5	(50,601.4)	11,684.2
Total Liabilities and Equity	$11,973.6	$18,975.9	$23,423.3	$31,196.0	$(55,412.1)	$30,156.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$104.5	$8.3	$(17.1)	$335.5	$—	$431.2
Investing activities:
Capital expenditures	—	—	—	(374.8)	—	(374.8)
Investment in unconsolidated entities	—	—	—	(0.3)	—	(0.3)
Proceeds from sale of property, plant and equipment	—	—	0.1	7.8	—	7.9
Proceeds from property, plant and equipment insurance settlement	—	—	—	1.4	—	1.4
Intercompany notes proceeds	—	—	3.0	—	(3.0)	—
Other	—	—	4.9	—	—	4.9
Net cash provided by (used for) investing activities	—	—	8.0	(365.9)	(3.0)	(360.9)
Financing activities:
Repayments of revolving credit facilities	—	(19.2)	—	(20.9)	—	(40.1)
Additions to debt	—	—	—	101.4	—	101.4
Repayments of debt	—	—	—	(4.0)	—	(4.0)
Changes in commercial paper, net	—	10.9	—	—	—	10.9
Other financing repayments	—	—	—	(16.2)	—	(16.2)
Issuances of common stock, net of related minimum tax withholdings	15.5	—	—	—	—	15.5
Cash dividends paid to stockholders	(120.0)	—	—	—	—	(120.0)
Cash distributions paid to noncontrolling interests	—	—	—	(0.3)	—	(0.3)
Intercompany notes payments	—	—	—	(3.0)	3.0	—
Other	—	—	—	(8.5)	—	(8.5)
Net cash (used for) provided by financing activities	(104.5)	(8.3)	—	48.5	3.0	(61.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(4.2)	—	(4.2)
(Decrease) increase in cash, cash equivalents and restricted cash	—	—	(9.1)	13.9	—	4.8
Cash, cash equivalents and restricted cash at beginning of period	—	—	17.8	133.8	—	151.6
Cash, cash equivalents and restricted cash at end of period	$—	$—	$8.7	$147.7	$—	$156.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The condensed consolidating statements of cash flows for the three months ended December 31, 2019 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Three Months Ended December 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Investing activities:
Intercompany notes issued	$—	$—	$(2.3)	$—	$2.3	$—
Intercompany notes proceeds	$—	$—	$10.4	$—	$(10.4)	$—
Intercompany capital investment	$—	$—	$(0.6)	$—	$0.6	$—
Intercompany return of capital	$—	$—	$—	$—	$—	$—

Financing activities:
Intercompany notes borrowing	$—	$—	$—	$2.3	$(2.3)	$—
Intercompany notes payments	$—	$—	$—	$(10.4)	$10.4	$—
Intercompany capital receipt	$—	$—	$—	$0.6	$(0.6)	$—
Intercompany dividends paid	$—	$—	$—	$(18.6)	$18.6	$—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$147.4	$83.4	$(519.0)	$591.3	$—	$303.1
Investing activities:
Capital expenditures	—	—	(1.5)	(320.5)	—	(322.0)
Cash paid related to business combinations, net of cash acquired	—	—	—	(3,342.9)	—	(3,342.9)
Proceeds from sale of property, plant and equipment	—	—	—	88.0	—	88.0
Intercompany notes issued	—	—	—	(75.7)	75.7	—
Intercompany notes proceeds	—	9.3	0.6	3,800.0	(3,809.9)	—
Intercompany capital investment	(563.0)	(563.0)	—	—	1,126.0	—
Other	—	—	3.8	0.3	—	4.1
Net cash (used for) provided by investing activities	(563.0)	(553.7)	2.9	149.2	(2,608.2)	(3,572.8)
Financing activities:
Proceeds from issuance of notes	—	1,498.5	—	—	—	1,498.5
Additions to revolving credit facilities	—	30.7	—	102.9	—	133.6
Additions to debt	—	3,800.7	—	5.4	—	3,806.1
Repayments of debt	—	(1,489.2)	—	(1,358.7)	—	(2,847.9)
Changes in commercial paper, net	—	447.7	—	—	—	447.7
Other financing additions	—	0.7	—	13.9	—	14.6
Issuances of common stock, net of related minimum tax withholdings	12.9	—	—	—	—	12.9
Purchases of common stock	(44.2)	—	—	—	—	(44.2)
Cash dividends paid to stockholders	(116.1)	—	—	—	—	(116.1)
Cash distributions paid to noncontrolling interests	—	—	—	(2.2)	—	(2.2)
Intercompany notes borrowing	—	—	75.7	—	(75.7)	—
Intercompany notes payments	—	(3,800.0)	—	(9.9)	3,809.9	—
Intercompany capital receipt	563.0	—	—	563.0	(1,126.0)	—
Other	—	(19.0)	—	12.6	—	(6.4)
Net cash provided by (used for) financing activities	415.6	470.1	75.7	(673.0)	2,608.2	2,896.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(3.0)	—	(3.0)
(Decrease) increase in cash, cash equivalents and restricted cash	—	(0.2)	(440.4)	64.5	—	(376.1)
Cash, cash equivalents and restricted cash at beginning of period	—	0.2	490.8	145.8	—	636.8
Cash, cash equivalents and restricted cash at end of period	$—	$—	$50.4	$210.3	$—	$260.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The condensed consolidating statements of cash flows for the three months ended December 31, 2018 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Three Months Ended December 31, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Investing activities:
Intercompany notes issued	$—	$(3,800.0)	$(4,519.8)	$(8,057.5)	$16,377.3	$—
Intercompany notes proceeds	$—	$4,519.8	$4,519.8	$4,257.5	$(13,297.1)	$—
Intercompany capital investment	$(10,396.2)	$(5,434.8)	$(5,892.3)	$—	$21,723.3	$—
Intercompany return of capital	$563.0	$1,478.0	$915.0	$—	$(2,956.0)	$—

Financing activities:
Intercompany notes borrowing	$—	$3,800.0	$457.5	$12,119.8	$(16,377.3)	$—
Intercompany notes payments	$—	$—	$(457.5)	$(12,839.6)	$13,297.1	$—
Intercompany capital receipt	$—	$10,396.2	$4,977.3	$6,349.8	$(21,723.3)	$—
Intercompany capital distribution	$(563.0)	$(563.0)	$(457.5)	$(1,372.5)	$2,956.0	$—
Intercompany dividends paid	$—	$—	$—	$(572.4)	$572.4	$—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13.Leases

On October 1, 2019, we adopted ASU 2016-02 “Leases”, which is codified in ASC 842 and supersedes current lease guidance in ASC 840 using the modified retrospective approach and as a result did not restate prior periods. We elected the package of three practical expedients permitted within the standard pursuant to which we did not reassess initial direct costs, lease classification or whether our contracts contain or are leases. In addition, we also applied the practical expedient to account for the lease and non-lease components as a single lease component for all of our leases. We also made an accounting policy election to not recognize ROU assets and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised. The adoption of ASC 842 resulted in the recognition of ROU assets of $731.1 million (net of deferred rent and favorable/unfavorable lease liabilities) with corresponding operating lease liabilities of $783.9 million. The condensed consolidated financial statements for the period ended December 31, 2019 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles, and certain other equipment. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Effective October 1, 2019, operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Our leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases provide for variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of our leases, we apply a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities.

Components of Lease Costs

The following table shows the components of lease costs (in millions):

Three Months Ended
December 31, 2019
Operating lease costs	$49.5
Variable and short-term lease costs	26.3
Sublease income	(1.7)
Finance lease cost:
Amortization of lease assets	2.8
Interest on lease liabilities	2.1
Total lease cost, net	$79.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

(In millions)	Condensed Consolidated Balance Sheet Caption	December 31, 2019

Operating leases:
Operating lease right-of-use asset	Other assets	$696.8

Current operating lease liabilities	Other current liabilities	$171.1
Operating lease liabilities	Other long-term liabilities	581.8
Total operating lease liabilities		$752.9

Finance leases:
Property, plant and equipment		$148.5
Accumulated depreciation		(16.2)
Property, plant and equipment, net		$132.3

Current finance lease liabilities	Current portion of debt	$10.1
Noncurrent finance lease liabilities	Long-term debt due after one year	274.1
Total finance lease liabilities		$284.2

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Lease Term and Discount Rate

December 31, 2019
Weighted average remaining lease term:
Operating leases	6.0 years
Finance leases	9.6 years

Weighted average discount rate:
Operating leases	2.7%
Finance leases	4.1%

Supplemental Cash Flow Information Related to Leases

Three Months Ended
(In millions)	December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$49.4
Operating cash flows related to finance leases	$2.6
Financing cash flows related to finance leases	$2.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Maturity of Lease Liabilities

	December 31, 2019
(In millions)	Operating Leases	Finance Leases	Total

Remaining fiscal 2020	$144.4	$13.5	$157.9
Fiscal 2021	163.4	16.2	179.6
Fiscal 2022	128.4	15.2	143.6
Fiscal 2023	100.6	13.1	113.7
Fiscal 2024	81.3	12.0	93.3
Thereafter	207.4	302.0	509.4
Total lease payments	825.5	372.0	1,197.5
Less: Interest (1)	(72.6)	(87.8)	(160.4)
Present value of lease liabilities	$752.9	$284.2	$1,037.1

(1)	Calculated using the interest rate for each lease.

At September 30, 2019, future minimum payments under all existing non-cancelable operating leases for the succeeding five years and thereafter were as follows (in millions):

Fiscal 2020	$214.3
Fiscal 2021	180.1
Fiscal 2022	136.3
Fiscal 2023	108.3
Fiscal 2024	85.3
Thereafter	206.1
Total	$930.4

Note 14.	Commitments and Contingencies

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

We have been named as a potentially responsible party (“PRP”) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Many of these proceedings involve the cleanup of hazardous substances at sites that received waste from many different sources. While joint and several liability is authorized under CERCLA and analogous state laws, liability for CERCLA cleanups is typically shared with other PRPs, and costs are commonly allocated according to relative amounts of waste deposited and other factors. There are other remediation costs typically associated with the cleanup of hazardous substances at our current, closed or formerly-owned facilities, and recorded as liabilities in our balance sheet. Remediation costs are recorded in our financial statements when they become probable and reasonably estimable.

See “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for information related to environmental matters.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of December 31, 2019, we had $10.6 million reserved for environmental liabilities on an undiscounted basis, of which $5.3 million is included in other long-term liabilities and $5.3 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at December 31, 2019.

Litigation

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2019, there were approximately 925 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Brazil Tax Liability

On August 6, 2019, the Brazil Administrative Council of Tax Appeals (“CARF”) published a decision finding us liable for underpayment of tax and interest. The matter has proceeded through the CARF principally in two proceedings, covering tax years 2003 to 2008 and 2009 to 2012. Certain aspects of the two cases remain pending before CARF, including the dispute related to tax years 2003 to 2008, and penalties relating to tax years 2009 to 2012. The total amount in dispute before CARF and in the annulment action relating to the claimed tax deficiency is R$682 million ($169 million) as of December 31, 2019, including penalties and interest.

On October 4, 2019, we filed an annulment action in federal tax court challenging an administrative decision of CARF. This federal court action arises from a claim that a subsidiary of MeadWestvaco had reduced its tax liability related to the goodwill generated by the 2002 merger of two subsidiaries in Brazil. We assert that we have no liability in these matters. Our uncertain tax position reserve for this matter is included in the unrecognized tax benefits table. See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and certain other agreements. We estimate our exposure to these matters could be approximately $50 million. As of December 31, 2019, we had recorded $10.2 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019, the Supreme Court of Brazil rendered favorable decisions on six of our cases granting us the right to recover certain state value added tax. We believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government. Based on our preliminary evaluation and the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

opinion of our tax and legal advisors, in the fourth quarter of fiscal 2019 we recorded a $12.2 million receivable for our expected recovery and interest primarily as a reduction of cost of goods sold for the period March 2017 to September 2019. During the three months ended December 31, 2019, we recorded an additional receivable of $33.8 million for our estimate of our expected recovery and interest for the period January 2010 to February 2017. We recorded $23.1 million as a reduction of cost of goods sold and $10.7 million as a reduction of interest expense. We will continue to evaluate the impact of the court’s decision on the remainder of our cases. Additionally, we are in the process of calculating additional recoveries for the years prior to 2010, and may record additional amounts in future periods as we complete our analysis.

Note 15.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended December 31, 2019, we repurchased no shares of Common Stock. In the three months ended December 31, 2018, we repurchased approximately 1.0 million shares of Common Stock for an aggregate cost of $44.2 million. As of December 31, 2019, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended December 31, 2019 and December 31, 2018 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2019	$0.7	$(698.0)	$(371.9)	$(1,069.2)
Other comprehensive (loss) income before reclassifications	(0.5)	—	100.4	99.9
Amounts reclassified from accumulated other comprehensive (income) loss	(1.3)	9.1	—	7.8
Net current period other comprehensive (loss) income	(1.8)	9.1	100.4	107.7
Reclassification of stranded tax effects	—	(73.4)	—	(73.4)
Balance at December 31, 2019	$(1.1)	$(762.3)	$(271.5)	$(1,034.9)

(1) All amounts are net of tax and noncontrolling interests.

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2018	$(0.2)	$(465.9)	$(229.2)	$(695.3)
Other comprehensive loss before reclassifications	—	—	(64.9)	(64.9)
Amounts reclassified from accumulated other comprehensive loss	—	5.4	—	5.4
Net current period other comprehensive income (loss)	—	5.4	(64.9)	(59.5)
Balance at December 31, 2018	$(0.2)	$(460.5)	$(294.1)	$(754.8)

(1) All amounts are net of tax and noncontrolling interests.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 25% to 26% for the three months ended December 31, 2019 and 25% to 27% for the three months ended December 31, 2018. Although we are impacted by the exchange rates of a number of currencies, foreign currency translation gains recorded in accumulated other comprehensive loss for the three months ended December 31, 2019 were primarily due to gains in the British Pound, Brazilian Real, Mexican Peso, Canadian dollar and Euro, each against the U.S. dollar. Foreign currency translation losses recorded in accumulated other comprehensive loss for the three months ended December 31, 2018 were primarily due to losses in the Canadian dollar, Mexican Peso, British Pound and Euro, partially offset by changes in the Brazilian Real exchange rate, each against the U.S. dollar.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2019			December 31, 2018
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(11.6)	$3.0	$(8.6)	$(6.6)	$1.7	$(4.9)
Prior service costs (2)	(0.7)	0.2	(0.5)	(0.6)	0.1	(0.5)
Reclassification of stranded tax effects (3)	—	73.4	73.4	—	—	—
Subtotal defined benefit plans	(12.3)	76.6	64.3	(7.2)	1.8	(5.4)

Derivative Instruments: (1)
Interest rate swap hedge gain (4)	0.7	(0.2)	0.5	—	—	—
Natural gas commodity hedge gain (5)	1.1	(0.3)	0.8	—	—	—
Subtotal cash flow hedges	1.8	(0.5)	1.3	—	—	—

Total reclassifications for the period	$(10.5)	$76.1	$65.6	$(7.2)	$1.8	$(5.4)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.

(3)  Amount reclassified to retained earnings as a result of the adoption of ASU 2018-02.

(4)  These accumulated other comprehensive income components are included in interest expense, net.

(5)  These accumulated other comprehensive income components are included in cost of goods sold.

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

	Three Months Ended
	December 31,
	2019	2018
Numerator:
Net income attributable to common stockholders	$138.5	$139.1

Denominator:
Basic weighted average shares outstanding	258.2	254.8
Effect of dilutive stock options and non- participating securities	1.7	4.7
Diluted weighted average shares outstanding	259.9	259.5

Basic earnings per share attributable to common stockholders	$0.54	$0.55
Diluted earnings per share attributable to common stockholders	$0.53	$0.54

During the three months ended December 31, 2019 and December 31, 2018 in the table above, the amount of distributed and undistributed income available to participating securities was de minimis and did not impact net income attributable to common stockholders.

Approximately 0.9 million and 0.9 million awards in the three months ended December 31, 2019 and December 31, 2018, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2019, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of the Fiscal 2019 Form 10-K. The following discussion includes certain non-GAAP financial measures. See our reconciliations of non-GAAP financial measures in the “Non-GAAP Financial Measures” section below.

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

Presentation

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which previously sold real estate primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income. In addition, see “Note 1. Basis of Presentation and Significant Accounting Policies—Basis of Presentation” for more information.

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

See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K and “Note 3. Acquisitions” of the Notes to Condensed Consolidated Financial Statements for more information.

Executive Summary

	Three Months Ended December 31,
(In millions)	2019	2018

Net sales	$4,423.7	$4,327.4
Segment income	$331.0	$324.4

Net sales of $4,423.7 million for the first quarter of fiscal 2020 increased $96.3 million, or 2.2%, compared to the first quarter of fiscal 2019. The increase was primarily due to the KapStone Acquisition as the prior year period included only two months of KapStone ownership as the transaction closed on November 2, 2018. This increase was partially offset by lower pulp and corrugated prices and lower consumer paperboard volumes as well as unfavorable foreign currency impacts across our segments compared to the prior year quarter.

Segment income increased $6.6 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, primarily due to increased Corrugated Packaging segment income partially offset by lower Consumer

Packaging segment income. A detailed review of our performance appears below under “Results of Operations (Consolidated)” and “Results of Operations (Segment Data)”.

During the first quarter of fiscal 2020, we made substantial progress executing our differentiated strategy in markets that were characterized by stable demand, increasing supply and customers with ever-growing needs for innovative, sustainable packaging solutions.

Our capital expenditures during the first quarter of fiscal 2020 of $375 million included $132 million for strategic projects, including a new paper machine at our mill in Florence, SC and an upgrade of our mill in Brazil. We expect fiscal 2020 capital expenditures to be approximately $1.1 billion, that our capital expenditures in the remaining quarters of fiscal 2020 will be lower than our capital expenditures in the first quarter of fiscal 2020, and that our capital expenditures will decline in fiscal 2021 to an annual rate of $900 million to $1 billion. While these investments negatively impacted our results in the first quarter of fiscal 2020, we believe these projects will deliver substantial benefits for us in the near and long term.

We expect that the new paper machine at our mill in Florence, SC will begin operation during the first half of calendar 2020 and that we will achieve a $40 million annual run rate of benefits from the reconfiguration of our North Charleston, SC mill by the end of calendar 2020.

We are continuing to focus on executing our differentiated strategy with our commercial excellence, operational excellence and digital programs, and believe these efforts will position us to generate profitable organic growth and productivity improvements, as well as a level of cash flow that will allow us to return to reduce our leverage. We expect our leverage will peak in the second quarter of fiscal 2020 before declining in the second half of fiscal 2020.

For the second quarter of fiscal 2020, we expect:

•	modest seasonal volume increases across our Corrugated Packaging and Consumer Packaging segments;
•	some negative impact from the January 2020 Pulp and Paper Week published price reductions of $10 per ton for domestic linerboard and $15 per ton for domestic medium; and
•	that productivity improvements and lower sequential healthcare costs to more than offset higher sequential wage costs and the payroll tax reset that occurs at the beginning of each calendar year.

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

Earnings per diluted share were $0.53 in the first quarter of fiscal 2020 compared to $0.54 in the first quarter of fiscal 2019. Adjusted Earnings Per Diluted Share were $0.58 and $0.83 in the first quarter of fiscal 2020 and 2019, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended
	December 31,
	2019	2018
Earnings per diluted share	$0.53	$0.54
Restructuring and other items	0.09	0.21
Direct (recoveries) expenses from Hurricane Michael, net of related proceeds	(0.05)	0.12
Inventory stepped-up in purchase accounting, net of LIFO	—	0.07
Gain on sale of certain closed facilities	—	(0.15)
Accelerated depreciation on major capital projects and certain plant closures	0.03	0.02
Interest accretion and other	—	(0.02)
Losses at closed plants, transition and start-up costs	0.01	—
North Charleston and Florence transition and reconfiguration costs	0.04	—
Brazil indirect tax	(0.09)	—
Loss on extinguishment of debt	—	0.01
Impact of Tax Cuts and Jobs Act	—	0.02
Other	0.02	0.01
Adjusted Earnings Per Diluted Share	$0.58	$0.83

The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax expense” and “Consolidated net income”, respectively, as reported on the statements of income. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to common stockholders (represented in the table below as the GAAP Results for Consolidated net income (i.e. Net of Tax) plus Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended December 31, 2019
	Pre-Tax	Tax	Net of Tax

GAAP Results	$186.0	$(46.5)	$139.5
Restructuring and other items	30.1	(7.7)	22.4
Hurricane Michael recovery of direct costs, net	(16.0)	3.9	(12.1)
Gain on sale of certain closed facilities	(0.5)	0.1	(0.4)
Accelerated depreciation on major capital projects and certain plant closures	11.6	(2.9)	8.7
Losses at closed plants, transition and start-up costs	4.4	(1.1)	3.3
North Charleston and Florence transition and reconfiguration costs	15.3	(3.7)	11.6
Brazil indirect tax	(33.8)	10.6	(23.2)
Land and Development operating results	(1.3)	0.3	(1.0)
Other	5.3	(1.3)	4.0
Adjusted Results	$201.1	$(48.3)	$152.8
Noncontrolling interests			(1.0)
Adjusted Net Income			$151.8

	Three Months Ended December 31, 2018
	Pre-Tax	Tax	Net of Tax

GAAP Results	$202.5	$(62.7)	$139.8
Restructuring and other items	54.4	(0.9)	53.5
Direct expenses from Hurricane Michael, net of related proceeds	39.8	(9.8)	30.0
Inventory stepped-up in purchase accounting, net of LIFO	24.7	(6.0)	18.7
Gain on sale of certain closed facilities	(50.5)	12.4	(38.1)
Accelerated depreciation on major capital projects	8.9	(2.3)	6.6
Interest accretion and other	(5.5)	1.3	(4.2)
Losses at closed plants and transition costs	2.3	(0.6)	1.7
Loss on extinguishment of debt	1.9	(0.5)	1.4
Land and Development operating results	(0.7)	0.2	(0.5)
Impact of Tax Cuts and Jobs Act	—	4.1	4.1
Other	3.8	(0.9)	2.9
Adjusted Results	$281.6	$(65.7)	$215.9
Noncontrolling interest			(0.7)
Adjusted Net Income			$215.2

We discuss certain of these charges in more detail in “Note 4. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three months ended December 31, 2019 and December 31, 2018 (in millions):

	Three Months Ended
	December 31,
	2019	2018
Net sales	$4,423.7	$4,327.4
Cost of goods sold	3,614.7	3,545.6
Selling, general and administrative, excluding intangible amortization	425.7	400.9
Selling, general and administrative intangible amortization	101.8	92.9
Gain on disposal of assets	(1.3)	(43.8)
Restructuring and other costs	30.1	54.4
Operating profit	252.7	277.4
Interest expense, net	(93.5)	(94.4)
Loss on extinguishment of debt	—	(1.9)
Pension and other postretirement non-service income	26.7	17.3
Other expense, net	(3.7)	(2.7)
Equity in income of unconsolidated entities	3.8	6.8
Income before income taxes	186.0	202.5
Income tax expense	(46.5)	(62.7)
Consolidated net income	139.5	139.8
Less: Net income attributable to noncontrolling interests	(1.0)	(0.7)
Net income attributable to common stockholders	$138.5	$139.1

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019	$4,327.4	$4,620.0	$4,690.0	$4,651.6	$18,289.0
Fiscal 2020	$4,423.7
% Change	2.2%

Net sales in the first quarter of fiscal 2020 increased $96.3 million compared to the first quarter of fiscal 2019. The increase was primarily due to the KapStone Acquisition as the prior year period included only two months of KapStone ownership as the transaction closed on November 2, 2018. This increase was partially offset by lower pulp and corrugated prices and lower consumer paperboard volumes as well as unfavorable foreign currency impacts across our segments compared to the prior year quarter. We discuss our segment sales in greater detail below in “Results of Operations (Segment Data)”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019	$3,545.6	$3,720.4	$3,701.1	$3,572.9	$14,540.0
(% of Net Sales)	81.9%	80.5%	78.9%	76.8%	79.5%

Fiscal 2020	$3,614.7
(% of Net Sales)	81.7%

The increase in cost of goods sold in the first quarter of fiscal 2020 compared to the prior year quarter was primarily due to increased net sales associated with the impact of acquisitions (primarily an additional month of KapStone ownership in fiscal 2020) and other manufacturing cost increases. These factors were partially offset by cost deflation and productivity improvements. In the three months ended December 31, 2019, we received Hurricane Michael-related insurance proceeds of $32.3 million, of which $2.8 million was deferred and $29.5 million was recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. In the three months ended December 31, 2018, we received Hurricane Michael-related insurance proceeds of $20.0 million for the recovery of direct costs that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. See “Hurricane Michael” below for additional information. In the first quarter of fiscal 2020, we recorded a reduction of cost of goods sold of $23.1 million in connection with an indirect tax claim in Brazil, primarily in the Corrugated Packaging segment. See “Note 14. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Condensed Consolidated Financial Statements for additional information. In the first quarter of fiscal 2019, we recorded a $24.7 million acquisition inventory step-up charge in our Corrugated Packaging segment related to the KapStone Acquisition. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019	$400.9	$444.1	$442.4	$427.8	$1,715.2
(% of Net Sales)	9.3%	9.6%	9.4%	9.2%	9.4%

Fiscal 2020	$425.7
(% of Net Sales)	9.6%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization increased $24.8 million in the first quarter of fiscal 2020 compared to the prior year quarter.  The increase was primarily due to an additional month of KapStone ownership in fiscal 2020.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $101.8 million and $92.9 million in the first quarter of fiscal 2020 and 2019, respectively. The increase was primarily due to an additional month of KapStone ownership in fiscal 2020.

Gain on Disposal of Assets

In the first quarter of fiscal 2020, we recorded a gain on disposal of assets of $1.3 million. In the three months ended December 31, 2018, we recorded a gain on disposal of assets of $43.8 million, primarily due to a $48.5 million gain on sale of our former beverage facility located in Atlanta, GA.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $30.1 million and $54.4 million in the first quarter of fiscal 2020 and 2019, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 4. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the first quarter of fiscal 2020 was $93.5 million compared to $94.4 million for the prior year quarter. Interest expense, net in the three months ended December 31, 2019 decreased primarily as an additional month of KapStone ownership in fiscal 2020 was more than offset by $10.7 million of interest income recorded in connection with an indirect tax claim in Brazil. See “Note 14. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Condensed Consolidated Financial Statements for additional information.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the first quarter of fiscal 2020 was $26.7 million compared to $17.3 million for the first quarter of fiscal 2019. The increase was primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2020. Customary pension and other postretirement (income) costs are included in segment income. See “Note 5. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for more information regarding our total pension and postretirement (income) costs.

Other expense, net

Other expense, net for the first quarter of fiscal 2020 was $3.7 million compared to $2.7 million in the first quarter of fiscal 2019.

Provision for Income Taxes

We recorded income tax expense of $46.5 million for the three months ended December 31, 2019 compared to an income tax expense of $62.7 million for the three months ended December 31, 2018. The effective tax rate for the three months ended December 31, 2019 was 25.0%, while the effective tax rate for the three months ended December 31, 2018 was 31.0%. See “Note 6. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.

Hurricane Michael

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. We shut down the mill’s operations in advance of the hurricane’s landfall. Repair work was completed during June 2019 on the two paper machines and related infrastructure and these paper machines are now producing at normal production levels. Other repairs at the mill are continuing and all remaining repair work is expected to be completed during fiscal 2020 and 2021. In the first quarter of fiscal 2020, we settled our property damage and business interruption insurance claim for $212.3 million (net of our $15 million deductible), and received the remaining $32.3 million of insurance proceeds. In fiscal 2019, we received $180.0 million of insurance proceeds. The insurance proceeds received in the first quarter of fiscal 2020 consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. In the first quarter of fiscal 2019, we received $20.0 million of insurance proceeds related to the recovery of direct costs. We discuss the financial impact of Hurricane Michael in greater detail below in “Results of Operations (Segment Data) — Segment Income (Corrugated Packaging Segment)”.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019
North American Corrugated Packaging Shipments - thousands of tons	2,346.7	2,520.8	2,644.2	2,616.4	10,128.1
North American Corrugated Containers Shipments - BSF	22.5	23.6	24.3	24.1	94.5
North American Corrugated Containers Per Shipping Day - MMSF	369.4	374.8	384.7	382.7	378.0

Fiscal 2020
North American Corrugated Packaging Shipments - thousands of tons	2,591.2
North American Corrugated Containers Shipment - BSF	23.9
North American Corrugated Containers Per Shipping Day - MMSF	385.9

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019
Brazil / India Corrugated Packaging Shipments - thousands of tons	185.6	176.5	171.0	194.6	727.7
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	1.6	1.7	6.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.7	20.6	21.0	21.8	21.0

Fiscal 2020
Brazil / India Corrugated Packaging Shipments - thousands of tons	168.1
Brazil / India Corrugated Containers Shipments - BSF	1.7
Brazil / India Corrugated Containers Per Shipping Day - MMSF	22.9

Corrugated Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2019
First Quarter	$2,733.8	$246.8	9.0%
Second Quarter	2,990.7	310.3	10.4
Third Quarter	3,072.8	392.7	12.8
Fourth Quarter	3,019.4	449.8	14.9
Total	$11,816.7	$1,399.6	11.8%

Fiscal 2020
First Quarter	$2,909.5	$283.4	9.7%

(1) Net sales before intersegment eliminations.

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $175.7 million in the first quarter of fiscal 2020 compared to the prior year quarter, primarily reflecting $278.3 million of net sales from the acquired KapStone operations for the month of October 2019. In addition, we had $3.6 million of higher volumes in the current quarter. These increases were partially offset by $108.5 million from lower corrugated selling price/mix on sales and $8.8 million related to the unfavorable impacts of foreign currency.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2020 increased $36.6 million compared to the prior year quarter, primarily due to the net favorable impact of $55.8 million related to the net recovery of Hurricane Michael direct costs compared to the prior year quarter expense incurred and an estimated $31.4 million of lost production and sales in the prior year from the hurricane. In addition, we realized a net aggregate $49.6 million from other drivers. The other drivers primarily consist of an estimated $48.1 million of cost deflation and $21.1 million for an indirect tax claim in Brazil, as well as other operational items and we also received $11.7 million of business interruption insurance proceeds related to Hurricane Michael that were more than offset by lower sales and increased costs as a result of the North Charleston, SC mill reconfiguration. Cost deflation consisted primarily of lower recovered fiber, energy, virgin fiber and freight costs that were partially offset by higher chemical, and wage and other costs compared to the prior year quarter. The increases were partially offset by the margin impact of lower selling price/mix of $128.6 million and an estimated $8.0 million of cost from increased maintenance downtime. The prior year quarter included an acquisition inventory step-up charge of $24.7 million.

We provide additional information regarding the impact of Hurricane Michael on our Panama City mill in more detail above under “Results of Operations (Consolidated) — Hurricane Michael”.

Consumer Packaging Shipments

Consumer Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. The shipment data table excludes gypsum paperboard liner tons produced by Seven Hills Paperboard LLC since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019
Consumer Packaging Shipments - thousands of tons	969.6	985.5	980.1	974.0	3,909.2

Fiscal 2020
Consumer Packaging Shipments - thousands of tons	922.4

Consumer Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2019
First Quarter	$1,618.8	$76.9	4.8%
Second Quarter	1,668.3	85.2	5.1
Third Quarter	1,650.1	91.0	5.5
Fourth Quarter	1,668.8	135.0	8.1
Total	$6,606.0	$388.1	5.9%

Fiscal 2020
First Quarter	$1,536.9	$46.2	3.0%

(1) Net sales before intersegment eliminations.

Net Sales (Consumer Packaging Segment)

The $81.9 million decrease in net sales for the Consumer Packaging segment for the first quarter of fiscal 2020 compared to the prior year quarter was primarily due to $63.8 million of lower volumes, largely consumer paperboard volumes, $11.2 million of lower selling price/mix on sales and $8.6 million of unfavorable foreign currency impacts.

Segment Income (Consumer Packaging Segment)

Segment income attributable to the Consumer Packaging segment in the first quarter of fiscal 2020 decreased $30.7 million compared to the prior year quarter. Segment income in the quarter was primarily reduced by an estimated $15.9 million of increased costs due to outages, $10.8 million of lower volumes, $8.7 million of margin impact from lower selling price/mix, $4.2 million of unfavorable foreign currency impacts, and other items. These items were partially offset by an estimated $5.9 million of cost deflation, $4.8 million of productivity improvements and $3.3 million of lower depreciation and amortization. Cost deflation consisted primarily of lower energy costs, recovered fiber costs, chemical costs, virgin fiber costs and freight costs, which were partially offset by higher wage and other costs.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers and acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of receivables under our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements and “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for more information regarding our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

At December 31, 2019, we had approximately $2.6 billion of availability under our committed credit facilities, primarily under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures on November 21, 2024. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at December 31, 2019.

At December 31, 2019, we had $75.0 million of outstanding letters of credit not drawn upon.

Cash and cash equivalents were $156.4 million at December 31, 2019 and $151.6 million at September 30, 2019. Approximately three-fourths of the cash and cash equivalents at December 31, 2019 were held outside of the U.S. At December 31, 2019 and September 30, 2019, total debt was $10,214.4 million and $10,063.4 million, respectively, $565.1 million and $561.1 million of which was short-term at December 31, 2019 and September 30, 2019, respectively. Included in our total debt at December 31, 2019 was $223.2 million of non-cash acquisition related step-up. The increase in total debt at December 31, 2019 was primarily related to the increase in finance lease obligations as a result of our adoption of the leasing guidance codified in ASC 842 that recharacterized a short-term and long-term liability for  two chip mills to a $100.3 million finance lease obligation.

Cash Flow Activity

	Three Months Ended
(In millions)	December 31,
	2019	2018

Net cash provided by operating activities	$431.2	$303.1
Net cash used for investing activities	$(360.9)	$(3,572.8)
Net cash (used for) provided by financing activities	$(61.3)	$2,896.6

Net cash provided by operating activities during the three months ended December 31, 2019 increased $128.1 million compared to the three months ended December 31, 2018, primarily due to a $80.1 million net decrease in the use of working capital compared to the prior year period.

Net cash used for investing activities of $360.9 million in the three months ended December 31, 2019 consisted primarily of $374.8 million for capital expenditures that was partially offset by $7.9 million of proceeds from the sale of property, plant and equipment and $1.4 million of proceeds from property, plant and equipment insurance proceeds related to the Panama City, FL mill. Net cash used for investing activities of $3,572.8 million in the three months ended December 31, 2018 consisted primarily of $3,342.9 million for cash paid for the purchase of businesses, net of cash acquired, primarily related to the KapStone Acquisition and $322.0 million for capital expenditures that were partially offset by $88.0 million of proceeds from the sale of property, plant and equipment, primarily our former beverage facility in Atlanta, GA. We expect fiscal 2020 capital expenditures to be approximately $1.1 billion, including approximately $275 million for our strategic capital projects at our Florence, SC and Tres Barras, Brazil mills. We expect to start up the project at our Florence mill in the first half of calendar 2020 and the Tres Barras project in the first half of calendar 2021. With the completion of certain of our strategic projects in fiscal 2020, we expect to transition to our long-range capital expenditure run rate of approximately $900 million to $1.0 billion a year in fiscal 2021. We generally expect our base capital expenditures to be roughly half invested in maintenance and half invested in high return generating projects, although this percentage may vary from year to year. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In the three months ended December 31, 2019, net cash used for financing activities of $61.3 million consisted primarily of cash dividends paid to stockholders of $120.0 million that was partially offset by a net increase in debt of $52.0 million. In the three months ended December 31, 2018, net cash provided by financing activities of $2,896.6 million consisted primarily of a net increase in debt of $3,052.6 million, primarily in connection with the KapStone Acquisition, that was partially offset by cash dividends paid to stockholders of $116.1 million and purchases of $44.2 million of common stock. In November 2019, our board of directors declared a quarterly dividend of $0.465 per share, representing a 2.2% increase from the prior $0.455 per share quarterly dividend and an annual dividend of $1.86 per share. On January 31, 2020, our board of directors approved our February 2020 quarterly dividend of $0.465 per share, and in November 2019, we paid a quarterly dividend of $0.465 per share. In fiscal 2019, we paid four quarterly dividends of $0.455 per share for an annual dividend of $1.82 per share.

At December 31, 2019, the U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $83 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses and other U.S. federal credits primarily over the next two years. Foreign and state net operating losses and credits will be used over a longer period of time. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. We expect our cash tax rate to move closer to our income tax rate in fiscal 2020 and 2021.

We made contributions of $8.5 million to our pension and supplemental retirement plans during the three months ended December 31, 2019. Based on current facts and assumptions, we expect to contribute approximately $27 million to our U.S. and non-U.S. pension plans in fiscal 2020. We have made contributions and expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from two plans and recorded an aggregate estimated withdrawal liability of $184.2 million, nearly all of which was for PIUMPF. In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. In October 2019, we received two additional demand letters from PIUMPF related to a subsidiary of ours asserting that we owe $2.3 million on an undiscounted basis to be paid over 20 years with respect to the subsidiary’s withdrawal liability and $2.0 million for its accumulated funding deficiency. We are evaluating each of these demands. We expect to challenge the accumulated funding deficiency. We began making monthly payments for these withdrawal liabilities in fiscal 2020. See “Note 5. Retirement Plans — Multiemployer Plans” and Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs” in the Fiscal 2019 Form 10-K.

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

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: that we do not anticipate future changes to the provisional fair value estimates of assets and liabilities assumed in acquisitions to be significant; that, at the time of each announced plant closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs; that we believe that our actions to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment have allowed us to more effectively manage our business; resolution of uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution; that, with respect to the Brazilian indirect tax claim, (a) we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government, (b) we will continue to evaluate the impact of the court’s decision on the remainder of our cases and (c) we are in the process of calculating additional recoveries for the years prior to 2010, and may record additional amounts in future periods as we complete our analysis; that we expect to challenge PIUMPF’s accumulated funding deficiency demand; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with withdrawals and that our estimate for any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; that the future amount in connection with the sale of receivables may fluctuate based on the level of activity and other factors; that we expect the net proceeds from issuances of notes under the commercial paper program to continue to be used for general corporate purposes; that our compliance initiatives related to environmental, health and safety laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows; that any failure to comply with environmental or health and safety laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective action or other sanctions; that we believe the liability for the environmental matters was adequately reserved as of December 31, 2019; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims; that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously; that it is possible that we could incur significant costs resolving these cases should the volume of litigation grow substantially; that we do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows but that, in any given period or periods, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows; our belief that the resolution of certain other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; that we estimate our exposure to certain guarantees could be approximately $50 million; that we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; that we expect fiscal 2020 capital expenditures to be approximately $1.1 billion, including approximately $275 million for our strategic capital projects at our Florence, SC and Tres Barras, Brazil mills; that we expect to start up the project at our Florence mill in the first half of calendar 2020 and the Tres Barras project in the first half of calendar 2021; that with the completion of certain of our strategic projects in fiscal 2020, we expect to transition to our long-range capital expenditure run rate of approximately $900 million to $1.0 billion a year in fiscal 2021; that we believe that our capital expenditures in the remaining quarters of fiscal 2020 will be lower than our capital expenditures in the first quarter of fiscal 2020; that we believe our strategic capital investment projects will deliver substantial benefits for us in the near and long term; that we expect that we will achieve a $40 million annual run rate of benefits from the reconfiguration of our North Charleston, SC mill by the end of calendar

2020; that profitable organic growth, productivity improvements and cash flow generation will allow us to reduce our leverage; that our leverage will peak in the second quarter of fiscal 2020 before declining in the second half of fiscal 2020; .that, for the second quarter of fiscal 2020, we expect (i) modest seasonal volume increases across our Corrugated Packaging and Consumer Packaging segments; (ii) some negative impact from the January 2020 Pulp and Paper Week published price reductions of $10 per ton for domestic linerboard and $15 per ton for domestic medium; and (iii) that productivity improvements and lower sequential healthcare costs to more than offset higher sequential wage costs and a payroll tax reset; that we expect all remaining repair work at the Panama City, FL mill to be completed during fiscal 2020 and 2021; that funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations; that we expect to utilize the remaining U.S. federal net operating losses and other U.S. federal credits primarily over the next two years and that foreign and state net operating losses and credits will be used over a longer period of time; that we expect our cash tax rate to move closer to our income tax rate in fiscal 2020 and 2021; that we expect to contribute approximately $27 million to our U.S. and non-U.S. pension plans in fiscal 2020; that we expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; and that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

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

You should not place undue reliance on any forward-looking statements as these statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions, including the KapStone Acquisition, and the timing thereof, including synergies and performance improvements; our ability to successfully implement capital projects; the possibility of and uncertainties related to planned mill outages or production disruptions; market risk from changes in interest rates and commodity prices; increases in energy, raw materials, shipping and capital equipment costs; fluctuations in selling prices and volumes; intense competition; the potential loss of key customers; the impact of the Tax Act; the impact of operational restructuring activities; the impact of economic conditions, including expected price changes, competitive pricing pressures and cost increases; our desire or ability to continue to repurchase Common Stock; environmental liabilities; the cost and other effects of complying with governmental laws and regulations; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including the Brazil Tax Liability); future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, debt repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the occurrence of severe weather or a natural disaster, or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of the Fiscal 2019 Form 10-K. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2019 Form 10-K for a discussion of certain of the market risks to which we are exposed. There have been no material changes in our exposure to market risk since September 30, 2019.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In the first quarter of fiscal 2020, we adopted ASC 842 and implemented new systems and internal controls in conjunction with the new lease standard. These changes have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.

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

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in the “Risk Factors” section of the Fiscal 2019 Form 10-K. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” section of our Fiscal 2019 Form 10-K.

Item 6.EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1

Amendment No. 4, dated as of November 21, 2019, to the Credit Agreement, dated as of July 1, 2015, among WRKCo Inc., WestRock Company of Canada Corp./Compagnie WestRock du Canada Corp., WRK Luxembourg S.à.r.l., the other credit parties, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent and multicurrency agent (incorporated by reference to Exhibit 10.1 of WestRock's Current Report on Form 8-K filed on November 25, 2019)

Exhibit 10.2

Amendment No. 2, dated as of November 21, 2019, to the Credit Agreement, dated as of March 7, 2018, among WRKCo Inc., the other credit parties, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock's Current Report on Form 8-K filed on November 25, 2019).

Exhibit 10.3

Amendment No. 1, dated as of November 21, 2019, to the Credit Agreement, dated as of April 27, 2018, among WRKCo Inc., WRK Luxembourg S.à.r.l., WRK International Holdings S.à.r.l., Multi Packaging Solutions Limited, WestRock Packaging Systems Germany GmbH, the other guarantors and lenders thereto and Coöperatieve Rabobank U.A., New York Branch, as administrative agent  (incorporated by reference to Exhibit 10.3 of WestRock's Current Report on Form 8-K filed on November 25, 2019).

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

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema.

Exhibit 101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF*	Inline XBRL Taxonomy Extension Definition Label Linkbase.

Exhibit 101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 104*

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*Filed as part of this quarterly report.

#In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	January 31, 2020	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)