Form 10-Q
period 2020-03-31
WestRock Co
filed 2020-05-06
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 24, 2020
Common Stock, $0.01 par value	259,255,002

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2020	2019	2020	2019

Net sales	$4,447.3	$4,620.0	$8,871.0	$8,947.4
Cost of goods sold	3,642.5	3,720.4	7,257.2	7,266.0
Gross profit	804.8	899.6	1,613.8	1,681.4
Selling, general and administrative, excluding intangible amortization	418.6	444.1	844.3	845.0
Selling, general and administrative intangible amortization	100.1	102.4	201.9	195.3
Gain on disposal of assets	(5.6)	—	(6.9)	(43.8)
Multiemployer pension withdrawal expense	0.9	—	0.9	—
Land and Development impairments	—	13.0	—	13.0
Restructuring and other costs	16.4	34.8	46.5	89.2
Operating profit	274.4	305.3	527.1	582.7
Interest expense, net	(97.3)	(111.8)	(190.8)	(206.2)
(Loss) gain on extinguishment of debt	(0.5)	0.4	(0.5)	(1.5)
Pension and other postretirement non-service income	26.1	18.7	52.8	36.0
Other expense, net	(0.9)	(3.3)	(4.6)	(6.0)
Equity in income (loss) of unconsolidated entities	4.9	(0.2)	8.7	6.6
Income before income taxes	206.7	209.1	392.7	411.6
Income tax expense	(57.8)	(47.2)	(104.3)	(109.9)
Consolidated net income	148.9	161.9	288.4	301.7
Less: Net income attributable to noncontrolling interests	(0.8)	(1.5)	(1.8)	(2.2)
Net income attributable to common stockholders	$148.1	$160.4	$286.6	$299.5

Basic earnings per share attributable to common stockholders	$0.57	$0.63	$1.11	$1.17
Diluted earnings per share attributable to common stockholders	$0.57	$0.62	$1.10	$1.15

Basic weighted average shares outstanding	259.0	256.6	258.6	255.7
Diluted weighted average shares outstanding	260.2	259.4	260.1	259.4

Cash dividends paid per common share	$0.465	$0.455	$0.93	$0.91

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2020	2019	2020	2019

Consolidated net income	$148.9	$161.9	$288.4	$301.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(387.5)	25.2	(287.1)	(39.7)
Derivatives:
Deferred loss on cash flow hedges	(8.9)	—	(9.4)	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	2.5	—	1.2	—
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	8.5	3.2	17.2	8.1
Amortization and settlement recognition of prior service cost, included in pension cost	1.0	0.4	1.5	0.9
Other comprehensive (loss) income, net of tax	(384.4)	28.8	(276.6)	(30.7)
Comprehensive (loss) income	(235.5)	190.7	11.8	271.0
Less: Comprehensive income attributable to noncontrolling interests	(0.5)	(1.0)	(1.6)	(1.7)
Comprehensive (loss) income attributable to common stockholders	$(236.0)	$189.7	$10.2	$269.3

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	March 31, 2020	September 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$640.2	$151.6
Accounts receivable (net of allowances of $58.2 and $53.2)	2,222.1	2,193.2
Inventories	2,125.4	2,107.5
Other current assets	501.2	496.2
Assets held for sale	3.3	25.8
Total current assets	5,492.2	4,974.3
Property, plant and equipment, net	11,036.3	11,189.5
Goodwill	7,264.0	7,285.6
Intangibles, net	3,845.9	4,059.5
Restricted assets held by special purpose entities	1,270.9	1,274.3
Prepaid pension asset	278.6	224.7
Other assets	1,772.4	1,148.8
Total Assets	$30,960.3	$30,156.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$432.0	$561.1
Accounts payable	1,696.4	1,831.8
Accrued compensation and benefits	381.5	470.4
Other current liabilities	629.9	571.8
Total current liabilities	3,139.8	3,435.1
Long-term debt due after one year	10,424.6	9,502.3
Pension liabilities, net of current portion	274.1	294.0
Postretirement benefit liabilities, net of current portion	152.3	162.1
Non-recourse liabilities held by special purpose entities	1,140.9	1,145.2
Deferred income taxes	2,878.4	2,878.0
Other long-term liabilities	1,450.6	1,053.9
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	1.6	1.9
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 259.2 million and 257.8 million shares outstanding at March 31, 2020 and September 30, 2019, respectively	2.6	2.6
Capital in excess of par value	10,784.4	10,739.4
Retained earnings	2,114.4	1,997.1
Accumulated other comprehensive loss	(1,419.0)	(1,069.2)
Total stockholders’ equity	11,482.4	11,669.9
Noncontrolling interests	15.6	14.3
Total equity	11,498.0	11,684.2
Total Liabilities and Equity	$30,960.3	$30,156.7

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2020	2019	2020	2019

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	258.4	255.2	257.8	253.5
Shares issued under restricted stock plan	0.8	2.7	0.8	3.0
Issuance of common stock, net of stock received for minimum tax withholdings (1)	—	0.1	0.6	2.5
Purchases of common stock	—	(1.1)	—	(2.1)
Balance at end of period	259.2	256.9	259.2	256.9
Common Stock:
Balance at beginning of period	$2.6	$2.6	$2.6	$2.5
Issuance of common stock, net of stock received for minimum tax withholdings (1)	—	—	—	0.1
Balance at end of period	2.6	2.6	2.6	2.6
Capital in Excess of Par Value:
Balance at beginning of period	10,770.0	10,720.6	10,739.4	10,588.9
Compensation expense under share-based plans	16.0	18.2	29.5	36.1
Issuance of common stock, net of stock received for minimum tax withholdings (1)	(1.6)	(1.9)	15.5	82.9
Fair value of share-based awards issued in business combinations	—	—	—	70.8
Purchases of common stock	—	(44.4)	—	(86.2)
Balance at end of period	10,784.4	10,692.5	10,784.4	10,692.5
Retained Earnings:
Balance at beginning of period	2,087.5	1,635.3	1,997.1	1,573.3
Adoption of accounting standards (2)	—	—	73.5	43.5
Net income attributable to common stockholders	148.1	160.4	286.6	299.5
Dividends declared (per share - $0.465, $0.455, $0.93 and $0.91) (3)	(121.2)	(124.5)	(242.8)	(242.3)
Issuance of common stock, net of stock received for minimum tax withholdings	—	—	—	(0.4)
Purchases of common stock	—	—	—	(2.4)
Balance at end of period	2,114.4	1,671.2	2,114.4	1,671.2
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,034.9)	(754.8)	(1,069.2)	(695.3)
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	(73.4)	—
Other comprehensive (loss) income, net of tax	(384.1)	29.3	(276.4)	(30.2)
Balance at end of period	(1,419.0)	(725.5)	(1,419.0)	(725.5)
Total Stockholders’ equity	11,482.4	11,640.8	11,482.4	11,640.8
Noncontrolling Interests: (4)
Balance at beginning of period	15.3	11.8	14.3	13.0
Net income	0.3	1.1	1.3	1.4
Contributions	—	—	—	0.2
Distributions and adjustments to noncontrolling interests	—	(0.1)	—	(1.8)
Balance at end of period	15.6	12.8	15.6	12.8
Total equity	$11,498.0	$11,653.6	$11,498.0	$11,653.6

(1)

Included in the issuance of common stock in the six months ended March 31, 2019 is the issuance of approximately 1.6 million shares of Common Stock (as hereinafter defined) valued at $70.1 million in connection with the KapStone Acquisition (as hereinafter defined).

(2)	For fiscal 2020 the amount primarily relates to the adoption of ASU 2018-02 (as hereinafter defined), for fiscal 2019 the amount relates to the adoption of ASC 606 (as hereinafter defined).
(3)	Includes cash dividends paid and dividend equivalent units on certain restricted stock awards.
(4)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the Condensed Consolidated Balance Sheets.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In millions)	2020	2019

Operating activities:
Consolidated net income	$288.4	$301.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	755.7	742.8
Cost of real estate sold	16.1	11.0
Deferred income tax expense	11.4	39.6
Share-based compensation expense	29.6	35.5
Pension and other postretirement funding (more) than expense (income)	(41.1)	(27.0)
Multiemployer pension withdrawal expense	0.9	—
Land and Development impairments	—	13.0
Other impairment adjustments	2.2	10.0
Gain on disposal of plant and equipment and other, net	(6.2)	(45.5)
Other, net	(11.3)	(46.3)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(60.4)	117.3
Inventories	(63.2)	(67.5)
Other assets	(132.9)	(128.9)
Accounts payable	(106.7)	(143.4)
Income taxes	17.7	(27.0)
Accrued liabilities and other	(101.4)	(120.3)
Net cash provided by operating activities	598.8	665.0
Investing activities:
Capital expenditures	(616.2)	(625.4)
Cash paid related to business combinations, net of cash acquired	—	(3,349.3)
Investment in unconsolidated entities	(0.7)	(0.2)
Proceeds from sale of property, plant and equipment	21.3	105.3
Proceeds from property, plant and equipment insurance settlement	1.4	8.8
Other, net	4.9	10.2
Net cash used for investing activities	(589.3)	(3,850.6)
Financing activities:
Proceeds from issuance of notes	—	1,498.5
Additions to revolving credit facilities	375.0	192.2
Repayments of revolving credit facilities	(65.0)	(20.0)
Additions to debt	580.1	3,957.9
Repayments of debt	(208.2)	(3,209.6)
(Repayments) additions to commercial paper, net	(34.8)	588.3
Other debt additions, net	85.9	16.4
Issuances of common stock, net of related minimum tax withholdings	13.4	3.2
Purchases of common stock	—	(88.6)
Cash dividends paid to stockholders	(240.7)	(233.7)
Cash distributions paid to noncontrolling interests	(0.7)	(2.8)
Other, net	2.1	3.0
Net cash provided by financing activities	507.1	2,704.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28.0)	(1.8)
Increase (decrease) in cash, cash equivalents and restricted cash	488.6	(482.6)
Cash, cash equivalents and restricted cash at beginning of period	151.6	636.8
Cash, cash equivalents and restricted cash at end of period	$640.2	$154.2

	Six Months Ended
	March 31,
(In millions)	2020	2019

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$75.1	$94.3
Interest, net of amounts capitalized	$204.4	$202.9

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

Six Months Ended
March 31,
(In millions)	2019

Fair value of assets acquired, including goodwill	$5,912.4
Cash consideration for the purchase of businesses, net of cash acquired	(3,350.2)
Stock issued for the purchase of a business	(70.1)
Fair value of share-based awards issued in the purchase of a business	(70.8)
Deferred payments and unpaid working capital	16.6
Liabilities assumed	$2,437.9

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended March 31, 2020

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

Basis of Presentation

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2019 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Fiscal 2019 Form 10-K”). In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three and six months ended March 31, 2020 and March 31, 2019, our statements of comprehensive income for the three and six months ended March 31, 2020 and March 31, 2019, our balance sheets at March 31, 2020 and September 30, 2019, our statements of cash flows for the six months ended March 31, 2020 and March 31, 2019, and our statements of equity for the three and six months ended March 31, 2020 and March 31, 2019.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2019 Form 10-K. The results for the three and six months ended March 31, 2020 are not necessarily indicative of results that may be expected for the full year.

Reclassifications and Adjustments

During the second quarter of fiscal 2020, we evaluated our revolving credit facilities and determined that for certain facilities the borrowings and repayments should be presented gross instead of net on the condensed consolidated statements of cash flow and corrected the presentation of the prior year by an immaterial amount.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic (“COVID-19”) continues to evolve rapidly. The extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

At March 31, 2020, we evaluated the current economic environment, including our current assessment of the impact of COVID-19, and we believe that there were no indicators of impairment of our long-lived assets, including goodwill that required a quantitative test to be performed. Our estimates involve numerous assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry and global economic factors, interest rate environment and future business strategy. Accordingly, our accounting estimates may materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Significant Accounting Policies

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for a summary of our significant accounting policies.

Recent Accounting Developments

New Accounting Standards — Recently Adopted

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in the period of adoption or retrospectively in each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (or portion thereof) is recorded. We adopted the provisions of this ASU on October 1, 2019. Upon adoption, we elected to reclassify stranded tax effects of the Tax Act within accumulated other comprehensive income to retained earnings. The reclassification of stranded tax effects from accumulated other comprehensive income increased retained earnings by $73.4 million, all of which related to our employee benefit plans.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in Accounting Standards Codification (“ASC”) 842 “Leases” (“ASC 842”) and supersedes current lease guidance in ASC 840 “Leases”. This ASU requires lessees to put a ROU asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. We adopted the provisions of ASC 842 on October 1, 2019 using the modified retrospective approach and, as a result, did not restate prior periods. See “Note 13. Leases” for additional details.

New Accounting Standards — Recently Issued

See “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards — Recently Issued” of the Notes to Consolidated Financial Statements section of the Fiscal 2019 Form 10-K for information on new accounting standards issued prior to the beginning of fiscal 2020 but not yet adopted and where we do not expect that the adoption will have a material impact on our consolidated financial statements. Below is a description of new accounting standards for which we (i) are in the process of evaluating the impact on our consolidated financial statements, (ii) have determined that the new standard could have a material impact on our consolidated financial statements or (iii) have determined since the Fiscal 2019 Form 10-K that we do not expect the adoption of the new standard will have a material impact on our consolidated financial statements. We have not elected to early adopt any of the new accounting standards described below to the extent early adoption is permitted.

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying Generally Accepted Accounting Principles (“GAAP”) guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The ASU can be adopted after its issuance date through December 31, 2022. We are currently evaluating the impact of this ASU.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 under GAAP. This ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this ASU.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit losses: Measurement of Credit Losses on financial Instruments (Topic 326)” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides targeted transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option. In November 2019, the FASB issued ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”), which makes certain narrow-scope amendments to Topic 326, including allowing entities to exclude accrued interest amounts from various required disclosures under Topic 326. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)” (“ASU 2020-02”), which adds and amends paragraphs in the Accounting Standards Codification to reflect the issuance of U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 119

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

primarily related to the new credit losses standard. The provisions of ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 related to Topic 326 are effective concurrent with the adoption of ASU 2016-13. We are currently evaluating the impact of these ASUs.

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

	Three Months Ended March 31, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,765.7	$1,281.6	$—	$(51.4)	$3,995.9
South America	100.7	18.8	—	—	119.5
Europe	2.5	253.4	—	—	255.9
Asia Pacific	13.6	62.5	—	(0.1)	76.0
Total	$2,882.5	$1,616.3	$—	$(51.5)	$4,447.3

	Six Months Ended March 31, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$5,554.6	$2,480.4	$18.9	$(92.9)	$7,961.0
South America	208.3	38.8	—	—	247.1
Europe	4.3	498.0	—	—	502.3
Asia Pacific	24.8	136.0	—	(0.2)	160.6
Total	$5,792.0	$3,153.2	$18.9	$(93.1)	$8,871.0

	Three Months Ended March 31, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,865.3	$1,308.3	$0.8	$(39.8)	$4,134.6
South America	109.6	17.9	—	—	127.5
Europe	—	269.6	—	—	269.6
Asia Pacific	15.8	72.5	—	—	88.3
Total	$2,990.7	$1,668.3	$0.8	$(39.8)	$4,620.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended March 31, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$5,471.7	$2,564.7	$14.7	$(77.7)	$7,973.4
South America	218.4	37.4	—	—	255.8
Europe	—	530.1	—	—	530.1
Asia Pacific	34.4	154.9	—	(1.2)	188.1
Total	$5,724.5	$3,287.1	$14.7	$(78.9)	$8,947.4

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

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2019	$188.0	$7.7
Ending balance - March 31, 2020	198.0	23.8
Increase / (Decrease)	$10.0	$16.1

Note 3.	Acquisitions

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for information about our prior year acquisitions and investments. For the three and six months ended March 31, 2020, no changes to our fiscal 2019 provisional fair value estimates of assets and liabilities assumed in acquisitions, where the measurement period was open at the beginning of the fiscal year, have been significant, and we do not anticipate future changes to these amounts to be significant.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

KapStone is a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owns Victory Packaging, a packaging solutions distribution company with facilities in the U.S., Canada and Mexico. We have included the financial results of KapStone in our Corrugated Packaging segment since the date of the KapStone Acquisition.

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

The following table summarizes the weighted average life and the fair value of intangible assets recognized in the KapStone Acquisition, excluding goodwill (in millions, except lives):
	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	11.7	$1,303.0
Trademarks and tradenames	16.9	54.2
Favorable contracts	6.0	9.2
Total	11.9	$1,366.4

None of the intangible assets have significant residual value. The intangible assets are being amortized over estimated useful lives ranging from one to 20 years based on a straight-line basis because the amortization pattern was not reliably determinable.
Note 4.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $16.4 million and $46.5 million for the three and six months ended March 31, 2020 and $34.8 million and $89.2 million for the three and six months ended March 31, 2019. These amounts are not comparable since the timing and scope of the individual actions associated with

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

each restructuring, acquisition, divestiture or integration can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Restructuring	$8.0	$24.3	$32.7	$50.0
Other	8.4	10.5	13.8	39.2
Restructuring and other costs	$16.4	$34.8	$46.5	$89.2

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

Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment. Therefore, we generally transfer a substantial portion of each closed plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business. In our Land and Development segment, the restructuring charges primarily consisted of severance and other employee costs associated with the essentially completed accelerated monetization strategy and wind-down of operations and lease costs.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and six months ended March 31, 2020 and 2019, the cumulative recorded amount since we started the initiatives and our estimate of the total costs we expect to incur (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$0.3	$4.0	$2.5	$7.1	$96.6	$96.6
Severance and other employee costs	(3.5)	4.1	3.6	10.7	38.1	38.1
Equipment and inventory relocation costs	0.9	1.0	1.3	1.4	9.5	10.2
Facility carrying costs	0.4	0.9	1.0	2.0	19.5	20.4
Other costs	0.2	0.3	0.4	0.3	5.6	5.8
Restructuring total	$(1.7)	$10.3	$8.8	$21.5	$169.3	$171.1

Consumer Packaging

Net property, plant and equipment costs	$—	$(0.2)	$0.5	$(0.2)	$30.1	$30.1
Severance and other employee costs	7.4	2.9	13.1	2.8	51.5	51.5
Equipment and inventory relocation costs	—	0.4	0.1	0.7	6.0	6.5
Facility carrying costs	—	0.2	—	—	1.9	1.9
Other costs	0.4	2.7	0.6	3.2	9.2	10.3
Restructuring total	$7.8	$6.0	$14.3	$6.5	$98.7	$100.3

Land and Development

Net property, plant and equipment costs	$—	$—	$—	$—	$1.8	$1.8
Severance and other employee costs	—	0.2	—	0.1	13.8	13.8
Other costs	—	—	—	—	3.0	3.0
Restructuring total	$—	$0.2	$—	$0.1	$18.6	$18.6

Corporate

Severance and other employee costs	$1.2	5.6	8.9	19.8	$47.2	$47.2
Other costs	0.7	2.2	0.7	2.1	8.1	8.1
Restructuring total	$1.9	$7.8	$9.6	$21.9	$55.3	$55.3

Total

Net property, plant and equipment costs	$0.3	$3.8	$3.0	$6.9	$128.5	$128.5
Severance and other employee costs	5.1	12.8	25.6	33.4	150.6	150.6
Equipment and inventory relocation costs	0.9	1.4	1.4	2.1	15.5	16.7
Facility carrying costs	0.4	1.1	1.0	2.0	21.4	22.3
Other costs	1.3	5.2	1.7	5.6	25.9	27.2
Restructuring total	$8.0	$24.3	$32.7	$50.0	$341.9	$345.3

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

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Acquisition costs	$0.3	$3.0	$0.4	$27.0
Integration costs	8.1	0.1	13.4	0.2
Divestiture costs	—	7.4	—	12.0
Other total	$8.4	$10.5	$13.8	$39.2

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and presents a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our condensed consolidated statements of income (in millions):

	Six Months Ended
	March 31,
	2020	2019
Accrual at beginning of fiscal year	$32.3	$31.6
Additional accruals	27.5	32.3
Payments	(27.3)	(24.2)
Adjustment to accruals	(1.9)	(2.7)
Foreign currency rate changes	—	(0.1)
Accrual at March 31	$30.6	$36.9

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Six Months Ended
	March 31,
	2020	2019
Additional accruals and adjustments to accruals (see table above)	$25.6	$29.6
Acquisition costs	0.4	27.0
Integration costs	13.4	12.0
Divestiture costs	—	0.2
Net property, plant and equipment	3.0	6.9
Severance and other employee costs	(0.3)	6.3
Equipment and inventory relocation costs	1.4	2.1
Facility carrying costs	1.0	2.0
Other costs	2.0	3.1
Total restructuring and other costs	$46.5	$89.2

Note 5.	Retirement Plans

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

In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The initial demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. In October 2019, we received two additional demand letters from PIUMPF related to a subsidiary of ours asserting that we owe $2.3 million on an undiscounted basis to be paid over 20 years with respect to the subsidiary’s withdrawal liability and $2.0 million for its accumulated funding deficiency. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. We are evaluating each of these demands and we expect to challenge the accumulated funding deficiency demands. We began making monthly payments for these withdrawal liabilities in fiscal 2020. At March 31, 2020 and September 30, 2019, we had withdrawal liabilities recorded of $241.0 million and $237.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Pension and Postretirement Income / Expense

The following table presents a summary of the components of net pension income (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$14.2	$11.4	$27.3	$22.3
Interest cost	49.5	58.7	99.4	115.2
Expected return on plan assets	(90.8)	(85.9)	(181.6)	(168.8)
Amortization of net actuarial loss	11.8	5.4	23.7	12.4
Amortization of prior service cost	2.1	1.3	3.5	2.6
Curtailment loss	0.4	0.9	0.4	0.9
Company defined benefit plan income	(12.8)	(8.2)	(27.3)	(15.4)
Multiemployer and other plans	0.4	0.1	0.7	0.3
Net pension income	$(12.4)	$(8.1)	$(26.6)	$(15.1)

The non-service elements of our pension and postretirement costs set forth in this Note 5. Retirement Plans are reflected in the condensed consolidated statements of income line item “Pension and other postretirement non-service income”. The service cost components are reflected in cost of goods sold and selling, general and administrative, excluding intangible amortization line items.

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$0.3	$0.3	$0.7	$0.6
Interest cost	1.8	2.0	3.6	3.9
Amortization of net actuarial gain	(0.2)	(0.4)	(0.4)	(0.8)
Amortization of prior service credit	(0.7)	(0.7)	(1.4)	(1.4)
Net postretirement cost	$1.2	$1.2	$2.5	$2.3

Employer Contributions

During the three and six months ended March 31, 2020, we made contributions to our qualified and supplemental defined benefit pension plans of $4.1 million and $12.6 million, respectively, and for the three and six months ended March 31, 2019, we made contributions of $5.5 million and $9.5 million.

During the three and six months ended March 31, 2020, we funded an aggregate of $1.7 million and $3.7 million, respectively, and for the three and six months ended March 31, 2019, we funded an aggregate of $1.7 million and $4.4 million, respectively, to our other postretirement benefit plans.

Note 6.	Income Taxes

The effective tax rate for the three and six months ended March 31, 2020 was 28.0% and 26.6%, respectively. The effective tax rate for the three and six months ended March 31, 2020 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, and (iv) tax expense related to stock based compensation, partially offset by research and development tax credits.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The effective tax rate for the three and six months ended March 31, 2019 was 22.6% and 26.7%, respectively. The effective tax rate for the three months ended March 31, 2019 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates and (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by (iv) the inclusion of tax benefits related to share-based compensation and (v) research and development tax credits. The effective tax rate for the six months ended March 31, 2019 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, (iv) the limitation of certain transaction costs and (v) the increase of deferred tax liabilities in certain state jurisdictions, partially offset by (vi) the inclusion of tax benefits related to share-based compensation, (vii) research and development tax credits and (viii) an adjustment of the valuation allowance against net operating losses of foreign subsidiaries.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables show selected operating data for our segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales (aggregate):
Corrugated Packaging	$2,882.5	$2,990.7	$5,792.0	$5,724.5
Consumer Packaging	1,616.3	1,668.3	3,153.2	3,287.1
Land and Development	—	0.8	18.9	14.7
Total	$4,498.8	$4,659.8	$8,964.1	$9,026.3
Less net sales (intersegment):
Corrugated Packaging	$20.7	$19.4	$39.0	$37.4
Consumer Packaging	30.8	20.4	54.1	41.5
Total	$51.5	$39.8	$93.1	$78.9
Net sales (unaffiliated customers):
Corrugated Packaging	$2,861.8	$2,971.3	$5,753.0	$5,687.1
Consumer Packaging	1,585.5	1,647.9	3,099.1	3,245.6
Land and Development	—	0.8	18.9	14.7
Total	$4,447.3	$4,620.0	$8,871.0	$8,947.4
Segment income:
Corrugated Packaging	$244.5	$310.3	$527.9	$557.1
Consumer Packaging	90.8	85.2	137.0	162.1
Land and Development	—	0.5	1.4	1.2
Segment income	335.3	396.0	666.3	720.4
Gain on sale of certain closed facilities	5.0	—	5.5	50.5
Multiemployer pension withdrawal expense	(0.9)	—	(0.9)	—
Land and Development impairments	—	(13.0)	—	(13.0)
Restructuring and other costs	(16.4)	(34.8)	(46.5)	(89.2)
Non-allocated expenses	(17.6)	(24.4)	(35.8)	(43.4)
Interest expense, net	(97.3)	(111.8)	(190.8)	(206.2)
(Loss) gain on extinguishment of debt	(0.5)	0.4	(0.5)	(1.5)
Other expense, net	(0.9)	(3.3)	(4.6)	(6.0)
Income before income taxes	$206.7	$209.1	$392.7	$411.6

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Depreciation and amortization:
Corrugated Packaging	$239.6	$242.7	$483.9	$461.2
Consumer Packaging	133.2	139.2	268.5	277.8
Corporate	1.7	1.8	3.3	3.8
Total	$374.5	$383.7	$755.7	$742.8

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. In the three months ended December 31, 2019, we received the remaining Hurricane Michael-related insurance proceeds of $32.3 million, of which $29.5 million was recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The remaining $2.8 million was deferred and recorded as a reduction of cost of goods sold in the three months ended March 31, 2020. The insurance proceeds consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. Our condensed consolidated statement of cash flows for the six months ended March 31, 2020 included $30.9 million in net cash provided by operating activities and $1.4 million of cash proceeds included in net cash used for investing activities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the three and six months ended March 31, 2019, we received Hurricane Michael-related insurance proceeds of $60.0 million and $80.0 million, respectively, that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The insurance proceeds for the six months ended March 31, 2019 consisted of $30.0 million of business interruption recoveries and $50.0 million for direct costs and property damage. Our condensed consolidated statement of cash flows for the six months ended March 31, 2019 included $71.2 million in net cash provided by operating activities and $8.8 million of cash proceeds included in net cash used for investing activities.

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

The components of inventories were as follows (in millions):

	March 31, 2020	September 30, 2019
Finished goods and work in process	$982.6	$938.9
Raw materials	766.8	818.8
Spare parts and supplies	494.2	479.7
Inventories at FIFO cost	2,243.6	2,237.4
LIFO reserve	(118.2)	(129.9)
Net inventories	$2,125.4	$2,107.5

Note 9.Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	March 31, 2020	September 30, 2019
Property, plant and equipment at cost:
Land and buildings	$2,491.9	$2,442.3
Machinery and equipment	14,921.1	14,743.6
Forestlands and mineral rights	120.5	144.0
Transportation equipment	28.8	31.2
Leasehold improvements	102.5	100.2
	17,664.8	17,461.3
Less: accumulated depreciation, depletion and amortization	(6,628.5)	(6,271.8)
Property, plant and equipment, net	$11,036.3	$11,189.5

Note 10.	Fair Value

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments and investments for which the fair value alternative is elected when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger, acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 4. Restructuring and Other Costs” for impairments associated with restructuring activities presented as “net property, plant and equipment costs”. During the three and six months ended March 31, 2020 and 2019, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than in the second quarter of fiscal 2019 when we recorded a $13.0 million pre-tax non-cash impairment of certain mineral rights.

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

The following table presents a summary of the activity under the A/R Sales Agreement for the six months ended March 31, 2020 and March 31, 2019 (in millions):

	Six Months Ended
	March 31,
	2020	2019
Receivable from financial institution at beginning of fiscal year	$—	$—
Receivables sold to the financial institution and derecognized	1,210.2	943.0
Receivables collected by financial institution	(1,219.6)	(956.4)
Cash paid to financial institution	9.4	13.4
Receivable from financial institution at March 31	$—	$—

Based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables is approximately $4 million per quarter and is recorded in “other expense, net”. The future amount may fluctuate based on the level of activity and other factors. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11.	Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for additional information on our debt and interest rates on that debt.

The following table shows the carrying value of the individual components of our debt (in millions):

	March 31, 2020	September 30, 2019
Public bonds due fiscal 2020 to 2022	$505.3	$507.8
Public bonds due fiscal 2023 to 2028	3,771.3	3,769.1
Public bonds due fiscal 2029 to 2033	2,191.5	2,197.6
Public bonds due fiscal 2037 to 2047	178.8	179.0
Term loan facilities	2,096.3	2,295.5
Revolving credit and swing facilities	807.1	396.0
Receivables securitization	475.0	—
Commercial paper	304.5	339.2
Finance lease obligations	280.7	185.8
Supplier financing and commercial card programs	108.4	123.2
International and other debt	137.7	70.2
Total debt	10,856.6	10,063.4
Less: current portion of debt	432.0	561.1
Long-term debt due after one year	$10,424.6	$9,502.3

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern the maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at March 31, 2020. The increase in finance lease obligations during fiscal 2020 was primarily the result of our adoption of the leasing guidance codified in ASC 842 that recharacterized a short-term and long-term liability for two chip mills to a $100.3 million finance lease obligation.

The estimated fair value of our debt was approximately $10.9 billion as of March 31, 2020 and $10.6 billion at September 30, 2019. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments or approximates the carrying amount as the variable interest rates reprice frequently at observable current market rates.

Revolving Credit Facility

On November 21, 2019, we amended our $2.0 billion unsecured revolving credit facility (the “Credit Facility”) to, among other things, increase the maximum permitted Debt to Capitalization Ratio (as defined in the credit agreement) from 0.60:1:00 to 0.65:1.00, extend its maturity date to November 21, 2024 and increase the committed principal to $2.3 billion. The portion of the revolving credit facility that may be used to fund borrowings in non-U.S. dollar currencies including Canadian dollars, Euro and British Pounds was increased from $400 million to $500 million. Additionally, we may request up to $200 million of the revolving credit facility to be used to fund borrowings in Mexican pesos. At March 31, 2020 we had $350.0 million outstanding that was classified as long-term debt and at September 30, 2019 there were no amounts outstanding under the facility.

In connection with the amendment of the Credit Facility, on November 21, 2019, we terminated our $450.0 million unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent.

Receivables Securitization Facility

On May 2, 2019, we amended our $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”) to, among other things, extend its maturity date from July 22, 2019 to May 2, 2022. On March 27, 2020, we amended the facility to add additional Company legal entities that may serve to increase the amount of eligible receivables serving as collateral. At March 31, 2020 and September 30, 2019, maximum

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $678.5 million and $592.1 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2020 and September 30, 2019 were approximately $1,081.7 million and $959.3 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility agreement. At March 31, 2020 there was $475.0 million outstanding that was classified as long-term debt. At September 30, 2019 there were no amounts outstanding under this facility.

European Revolving Credit Facility

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 3-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €500.0 million. On November 21, 2019, we amended the revolving credit facility to, among other things, extend the maturity date from April 27, 2021 to November 21, 2022. At March 31, 2020, we had borrowed $310.0 million under this facility and entered into foreign currency exchange contracts of $310.5 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income. At March 31, 2020, none of the total amount outstanding was classified as short-term debt. At September 30, 2019, we had borrowed $350.0 million under this facility, of which $175.0 million was classified as short-term debt.

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we were able to issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. On December 7, 2018, we terminated the commercial paper program and established a new unsecured commercial paper program with WRKCo as the issuer. Under the new program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The commercial paper program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our $2.3 billion unsecured revolving credit facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds from issuances of notes under the program were initially used to repay amounts outstanding under the KapStone securitization facility that were assumed in the KapStone Acquisition and subsequently terminated, and have been, and are expected to continue to be, used for general corporate purposes. At March 31, 2020, there was $304.5 million outstanding and the average borrowing rate was 2.20%. At September 30, 2019, there was $339.2 million outstanding and the average borrowing rate was 2.39%. At March 31, 2020 and September 30, 2019, $250.0 million of the total amount outstanding was classified as long-term debt.

Note 12.	Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors

The notes issued by WRKCo (“Issuer”) and registered under the Securities Act of 1933, as amended, are fully and unconditionally guaranteed on a joint and several basis by WestRock Company (“Parent”) and WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”) (RKT and MWV are together referred to as the “Guarantor Subsidiaries”). See “Note 13. Debt — Exchanged Notes” and “Note 14. Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for additional information regarding our registered notes and the guarantees of our notes.

In accordance with GAAP, we retrospectively account for changes in our legal structure that constitute transfers of businesses between issuers, guarantors and non-guarantors. As such, our prior period financials may vary from those previously reported. The information in the prior year tables reflect such revisions, as well as revisions to correct immaterial errors in prior presentations.

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial data of the Parent, the Issuer, the Guarantor Subsidiaries, the non-guarantor subsidiaries and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

eliminations. Such financial data include the related Condensed Consolidating Statements of Income for the three and six months ended March 31, 2020 and March 31, 2019, Condensed Consolidating Balance Sheets as of March 31, 2020 and September 30, 2019 and Condensed Consolidating Statements of Cash Flows for the six months ended March 31, 2020 and March 31, 2019.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$630.9	$4,479.1	$(662.7)	$4,447.3
Cost of goods sold	—	—	502.2	3,794.8	(654.5)	3,642.5
Gross profit	—	—	128.7	684.3	(8.2)	804.8
Selling, general and administrative, excluding intangible amortization	—	0.1	27.9	390.6	—	418.6
Selling, general and administrative intangible amortization	—	—	24.5	75.6	—	100.1
Loss (gain) on disposal of assets	—	—	0.1	(5.7)	—	(5.6)
Multiemployer pension withdrawal expense	—	—	0.1	0.8	—	0.9
Restructuring and other costs	—	2.0	—	14.4	—	16.4
Operating profit (loss)	—	(2.1)	76.1	208.6	(8.2)	274.4
Interest (expense) income, net	—	(63.8)	(33.6)	0.1	—	(97.3)
Intercompany interest (expense) income, net	—	(3.3)	(24.2)	19.3	8.2	—
Loss on extinguishment of debt	—	(0.4)	—	(0.1)	—	(0.5)
Pension and other postretirement non- service (expense) income	—	—	(1.9)	28.0	—	26.1
Other income (expense), net	0.1	—	0.2	(1.2)	—	(0.9)
Equity in income of unconsolidated entities	—	—	—	4.9	—	4.9
Equity in income of consolidated entities	148.0	252.3	111.1	—	(511.4)	—
Income before income taxes	148.1	182.7	127.7	259.6	(511.4)	206.7
Income tax benefit (expense)	—	17.3	(4.0)	(71.1)	—	(57.8)
Consolidated net income	148.1	200.0	123.7	188.5	(511.4)	148.9
Less: Net income attributable to noncontrolling interests	—	—	—	(0.8)	—	(0.8)
Net income attributable to common stockholders	$148.1	$200.0	$123.7	$187.7	$(511.4)	$148.1
Comprehensive loss attributable to common stockholders	$(236.0)	$(184.9)	$(247.9)	$(190.1)	$622.9	$(236.0)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended March 31, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$1,220.2	$8,939.6	$(1,288.8)	$8,871.0
Cost of goods sold	—	—	983.8	7,546.0	(1,272.6)	7,257.2
Gross profit	—	—	236.4	1,393.6	(16.2)	1,613.8
Selling, general and administrative, excluding intangible amortization	—	0.3	56.7	787.3	—	844.3
Selling, general and administrative intangible amortization	—	—	50.5	151.4	—	201.9
Gain on disposal of assets	—	—	—	(6.9)	—	(6.9)
Multiemployer pension withdrawal expense	—	—	0.1	0.8	—	0.9
Restructuring and other costs	—	3.6	—	42.9	—	46.5
Operating profit (loss)	—	(3.9)	129.1	418.1	(16.2)	527.1
Interest (expense) income, net	—	(128.5)	(68.8)	6.5	—	(190.8)
Intercompany interest (expense) income, net	—	(6.8)	(49.4)	40.0	16.2	—
Loss on extinguishment of debt	—	(0.4)	—	(0.1)	—	(0.5)
Pension and other postretirement non- service (expense) income	—	—	(3.8)	56.6	—	52.8
Other income (expense), net	0.1	—	1.3	(6.0)	—	(4.6)
Equity in income of unconsolidated entities	—	—	—	8.7	—	8.7
Equity in income of consolidated entities	286.5	478.9	249.4	—	(1,014.8)	—
Income before income taxes	286.6	339.3	257.8	523.8	(1,014.8)	392.7
Income tax benefit (expense)	—	34.8	(1.7)	(137.4)	—	(104.3)
Consolidated net income	286.6	374.1	256.1	386.4	(1,014.8)	288.4
Less: Net income attributable to noncontrolling interests	—	—	—	(1.8)	—	(1.8)
Net income attributable to common stockholders	$286.6	$374.1	$256.1	$384.6	$(1,014.8)	$286.6
Comprehensive income (loss) attributable to common stockholders	$10.2	$98.7	$(11.6)	$116.1	$(203.2)	$10.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$639.2	$4,638.1	$(657.3)	$4,620.0
Cost of goods sold	—	—	526.8	3,850.9	(657.3)	3,720.4
Gross profit	—	—	112.4	787.2	—	899.6
Selling, general and administrative, excluding intangible amortization	—	0.3	14.2	429.6	—	444.1
Selling, general and administrative intangible amortization	—	—	26.2	76.2	—	102.4
Land and Development impairments	—	—	—	13.0	—	13.0
Restructuring and other costs	—	3.9	0.1	30.8	—	34.8
Operating profit (loss)	—	(4.2)	71.9	237.6	—	305.3
Interest expense, net	—	(65.0)	(42.0)	(4.8)	—	(111.8)
Intercompany interest income (expense), net	—	0.5	(27.5)	27.0	—	—
Gain on extinguishment of debt	—	—	0.4	—	—	0.4
Pension and other postretirement non- service (expense) income	—	—	(1.7)	20.4	—	18.7
Other (expense) income, net	—	(3.4)	(1.0)	1.1	—	(3.3)
Equity in loss of unconsolidated entities	—	—	—	(0.2)	—	(0.2)
Equity in income of consolidated entities	160.4	195.5	168.2	—	(524.1)	—
Income before income taxes	160.4	123.4	168.3	281.1	(524.1)	209.1
Income tax benefit (expense)	—	17.9	0.6	(65.7)	—	(47.2)
Consolidated net income	160.4	141.3	168.9	215.4	(524.1)	161.9
Less: Net income attributable to noncontrolling interests	—	—	—	(1.5)	—	(1.5)
Net income attributable to common stockholders	$160.4	$141.3	$168.9	$213.9	$(524.1)	$160.4
Comprehensive income attributable to common stockholders	$189.7	$170.4	$200.0	$243.6	$(614.0)	$189.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended March 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$1,263.0	$8,971.9	$(1,287.5)	$8,947.4
Cost of goods sold	—	—	1,027.7	7,525.8	(1,287.5)	7,266.0
Gross profit	—	—	235.3	1,446.1	—	1,681.4
Selling, general and administrative, excluding intangible amortization	—	0.4	27.3	817.3	—	845.0
Selling, general and administrative intangible amortization	—	—	52.3	143.0	—	195.3
Gain on disposal of assets	—	—	—	(43.8)	—	(43.8)
Land and Development impairments	—	—	—	13.0	—	13.0
Restructuring and other costs	—	3.9	0.1	85.2	—	89.2
Operating profit (loss)	—	(4.3)	155.6	431.4	—	582.7
Interest expense, net	—	(112.0)	(91.9)	(2.3)	—	(206.2)
Intercompany interest income (expense), net	—	3.5	(54.6)	51.1	—	—
(Loss) gain on extinguishment of debt	—	(1.8)	0.4	(0.1)	—	(1.5)
Pension and other postretirement non- service (expense) income	—	—	(3.4)	39.4	—	36.0
Other expense, net	—	(4.0)	(0.4)	(1.6)	—	(6.0)
Equity in income of unconsolidated entities	—	—	—	6.6	—	6.6
Equity in income of consolidated entities	299.5	394.2	414.4	—	(1,108.1)	—
Income before income taxes	299.5	275.6	420.1	524.5	(1,108.1)	411.6
Income tax benefit (expense)	—	29.0	(1.3)	(137.6)	—	(109.9)
Consolidated net income	299.5	304.6	418.8	386.9	(1,108.1)	301.7
Less: Net income attributable to noncontrolling interests	—	—	—	(2.2)	—	(2.2)
Net income attributable to common stockholders	$299.5	$304.6	$418.8	$384.7	$(1,108.1)	$299.5
Comprehensive income attributable to common stockholders	$269.3	$276.9	$395.2	$355.2	$(1,027.3)	$269.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$469.6	$170.4	$—	$640.2
Accounts receivable	—	—	26.7	2,229.1	(33.7)	2,222.1
Inventories	—	—	266.2	1,859.2	—	2,125.4
Other current assets	0.4	—	7.2	493.6	—	501.2
Intercompany receivables	—	378.1	1.7	1,779.2	(2,159.0)	—
Assets held for sale	—	—	—	3.3	—	3.3
Total current assets	0.4	378.3	771.4	6,534.8	(2,192.7)	5,492.2
Property, plant and equipment, net	—	—	15.1	11,021.2	—	11,036.3
Goodwill	—	—	1,158.6	6,105.4	—	7,264.0
Intangibles, net	—	—	1,434.5	2,411.4	—	3,845.9
Restricted assets held by special purpose entities	—	—	—	1,270.9	—	1,270.9
Prepaid pension asset	—	—	—	278.6	—	278.6
Intercompany notes receivable	—	155.0	170.6	3,026.8	(3,352.4)	—
Investments in consolidated subsidiaries	11,983.4	18,703.0	20,161.8	—	(50,848.2)	—
Other assets	—	69.1	241.3	1,553.8	(91.8)	1,772.4
Total Assets	$11,983.8	$19,305.4	$23,953.3	$32,202.9	$(56,485.1)	$30,960.3

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$179.5	$106.1	$146.4	$—	$432.0
Accounts payable	—	1.4	33.3	1,695.4	(33.7)	1,696.4
Accrued compensation and benefits	0.2	—	14.4	366.9	—	381.5
Other current liabilities	—	23.9	77.6	528.4	—	629.9
Intercompany payables	501.2	29.8	1,583.1	44.9	(2,159.0)	—
Total current liabilities	501.4	234.6	1,814.5	2,782.0	(2,192.7)	3,139.8
Long-term debt due after one year	—	6,761.1	1,975.6	1,687.9	—	10,424.6
Intercompany notes payable	—	636.3	2,390.5	325.6	(3,352.4)	—
Pension liabilities, net of current portion	—	—	142.9	131.2	—	274.1
Postretirement benefit liabilities, net of current portion	—	—	25.3	127.0	—	152.3
Non-recourse liabilities held by special purpose entities	—	—	—	1,140.9	—	1,140.9
Deferred income taxes	—	—	265.8	2,704.4	(91.8)	2,878.4
Other long-term liabilities	—	12.4	176.5	1,261.7	—	1,450.6
Redeemable noncontrolling interests	—	—	—	1.6	—	1.6
Total stockholders’ equity	11,482.4	11,661.0	17,162.2	22,025.0	(50,848.2)	11,482.4
Noncontrolling interests	—	—	—	15.6	—	15.6
Total equity	11,482.4	11,661.0	17,162.2	22,040.6	(50,848.2)	11,498.0
Total Liabilities and Equity	$11,983.8	$19,305.4	$23,953.3	$32,202.9	$(56,485.1)	$30,960.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$17.8	$133.8	$—	$151.6
Accounts receivable	—	—	31.1	2,201.7	(39.6)	2,193.2
Inventories	—	—	254.3	1,853.2	—	2,107.5
Other current assets	—	1.2	11.8	483.2	—	496.2
Intercompany receivables	—	227.7	—	1,128.6	(1,356.3)	—
Assets held for sale	—	—	—	25.8	—	25.8
Total current assets	—	228.9	315.0	5,826.3	(1,395.9)	4,974.3
Property, plant and equipment, net	—	—	18.9	11,170.6	—	11,189.5
Goodwill	—	—	1,158.6	6,127.0	—	7,285.6
Intangibles, net	—	—	1,485.0	2,574.5	—	4,059.5
Restricted assets held by special purpose entities	—	—	—	1,274.3	—	1,274.3
Prepaid pension asset	—	—	—	224.7	—	224.7
Intercompany notes receivable	—	155.0	156.9	3,026.8	(3,338.7)	—
Investments in consolidated subsidiaries	11,973.6	18,524.2	20,103.6	—	(50,601.4)	—
Other assets	—	67.8	185.3	971.8	(76.1)	1,148.8
Total Assets	$11,973.6	$18,975.9	$23,423.3	$31,196.0	$(55,412.1)	$30,156.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$135.3	$108.9	$316.9	$—	$561.1
Accounts payable	—	0.7	31.3	1,839.4	(39.6)	1,831.8
Accrued compensation and benefits	0.3	—	14.5	455.6	—	470.4
Other current liabilities	—	18.6	83.8	469.4	—	571.8
Intercompany payables	303.4	—	1,052.9	—	(1,356.3)	—
Total current liabilities	303.7	154.6	1,291.4	3,081.3	(1,395.9)	3,435.1
Long-term debt due after one year	—	6,608.0	1,982.9	911.4	—	9,502.3
Intercompany notes payable	—	636.3	2,390.5	311.9	(3,338.7)	—
Pension liabilities, net of current portion	—	—	147.6	146.4	—	294.0
Postretirement benefit liabilities, net of current portion	—	—	25.7	136.4	—	162.1
Non-recourse liabilities held by special purpose entities	—	—	—	1,145.2	—	1,145.2
Deferred income taxes	—	—	278.9	2,675.2	(76.1)	2,878.0
Other long-term liabilities	—	12.9	131.2	909.8	—	1,053.9
Redeemable noncontrolling interests	—	—	—	1.9	—	1.9
Total stockholders’ equity	11,669.9	11,564.1	17,175.1	21,862.2	(50,601.4)	11,669.9
Noncontrolling interests	—	—	—	14.3	—	14.3
Total equity	11,669.9	11,564.1	17,175.1	21,876.5	(50,601.4)	11,684.2
Total Liabilities and Equity	$11,973.6	$18,975.9	$23,423.3	$31,196.0	$(55,412.1)	$30,156.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$227.3	$(194.0)	$443.7	$121.8	$—	$598.8
Investing activities:
Capital expenditures	—	—	—	(616.2)	—	(616.2)
Investment in unconsolidated entities	—	—	—	(0.7)	—	(0.7)
Proceeds from sale of property, plant and equipment	—	—	0.1	21.2	—	21.3
Proceeds from property, plant and equipment insurance settlement	—	—	—	1.4	—	1.4
Intercompany notes proceeds	—	—	3.1	—	(3.1)	—
Other, net	—	—	4.9	—	—	4.9
Net cash provided by (used for) investing activities	—	—	8.1	(594.3)	(3.1)	(589.3)
Financing activities:
Additions to revolving credit facilities	—	350.0	—	25.0	—	375.0
Repayments of revolving credit facilities	—	—	—	(65.0)	—	(65.0)
Additions to debt	—	—	—	580.1	—	580.1
Repayments of debt	—	(200.0)	—	(8.2)	—	(208.2)
Repayments of commercial paper, net	—	(34.8)	—	—	—	(34.8)
Other debt additions, net	—	79.0	—	6.9	—	85.9
Issuances of common stock, net of related minimum tax withholdings	13.4	—	—	—	—	13.4
Cash dividends paid to stockholders	(240.7)	—	—	—	—	(240.7)
Cash distributions paid to noncontrolling interests	—	—	—	(0.7)	—	(0.7)
Intercompany notes payments	—	—	—	(3.1)	3.1	—
Other, net	—	—	—	2.1	—	2.1
Net cash (used for) provided by financing activities	(227.3)	194.2	—	537.1	3.1	507.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(28.0)	—	(28.0)
Increase in cash, cash equivalents and restricted cash	—	0.2	451.8	36.6	—	488.6
Cash, cash equivalents and restricted cash at beginning of period	—	—	17.8	133.8	—	151.6
Cash, cash equivalents and restricted cash at end of period	$—	$0.2	$469.6	$170.4	$—	$640.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The condensed consolidating statements of cash flows for the six months ended March 31, 2020 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Six Months Ended March 31, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Investing activities:
Intercompany notes issued	$—	$—	$(29.1)	$—	$29.1	$—
Intercompany notes proceeds	$—	$—	$12.3	$—	$(12.3)	$—
Intercompany capital investment	$—	$—	$(0.6)	$—	$0.6	$—

Financing activities:
Intercompany notes borrowing	$—	$—	$—	$29.1	$(29.1)	$—
Intercompany notes payments	$—	$—	$—	$(12.3)	$12.3	$—
Intercompany capital receipt	$—	$—	$—	$0.6	$(0.6)	$—
Intercompany dividends paid	$—	$—	$—	$(31.2)	$31.2	$—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$319.1	$(93.1)	$(196.9)	$635.9	$—	$665.0
Investing activities:
Capital expenditures	—	—	(2.4)	(623.0)	—	(625.4)
Cash paid related to business combinations, net of cash acquired	—	—	—	(3,349.3)	—	(3,349.3)
Investment in unconsolidated entities	—	—	—	(0.2)	—	(0.2)
Proceeds from sale of property, plant and equipment	—	—	—	105.3	—	105.3
Proceeds from property, plant and equipment insurance settlement	—	—	—	8.8	—	8.8
Intercompany notes issued	—	—	—	(75.7)	75.7	—
Intercompany notes proceeds	—	9.2	1.3	3,800.0	(3,810.5)	—
Intercompany capital investment	(563.0)	(563.0)	—	—	1,126.0	—
Other, net	—	—	8.6	1.6	—	10.2
Net cash (used for) provided by investing activities	(563.0)	(553.8)	7.5	(132.5)	(2,608.8)	(3,850.6)
Financing activities:
Proceeds from issuance of notes	—	1,498.5	—	—	—	1,498.5
Additions to revolving credit facilities	—	67.2	—	125.0	—	192.2
Repayments of revolving credit facilities	—	—	—	(20.0)	—	(20.0)
Additions to debt	—	3,801.9	—	156.0	—	3,957.9
Repayments of debt	—	(1,489.7)	(357.5)	(1,362.4)	—	(3,209.6)
Additions to commercial paper, net	—	588.3	—	—	—	588.3
Other debt additions, net	—	—	—	16.4	—	16.4
Issuances of common stock, net of related minimum tax withholdings	3.2	—	—	—	—	3.2
Purchases of common stock	(88.6)	—	—	—	—	(88.6)
Cash dividends paid to stockholders	(233.7)	—	—	—	—	(233.7)
Cash distributions paid to noncontrolling interests	—	—	—	(2.8)	—	(2.8)
Intercompany notes borrowing	—	—	75.7	—	(75.7)	—
Intercompany notes payments	—	(3,800.0)	—	(10.5)	3,810.5	—
Intercompany capital receipt	563.0	—	—	563.0	(1,126.0)	—
Other, net	—	(19.5)	—	22.5	—	3.0
Net cash provided by (used for) financing activities	243.9	646.7	(281.8)	(512.8)	2,608.8	2,704.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(1.8)	—	(1.8)
Decrease in cash, cash equivalents and restricted cash	—	(0.2)	(471.2)	(11.2)	—	(482.6)
Cash, cash equivalents and restricted cash at beginning of period	—	0.2	490.8	145.8	—	636.8
Cash, cash equivalents and restricted cash at end of period	$—	$—	$19.6	$134.6	$—	$154.2

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13.Leases

On October 1, 2019, we adopted ASU 2016-02 “Leases”, which is codified in ASC 842 and supersedes current lease guidance in ASC 840, using the modified retrospective approach and as a result we did not restate prior periods. We elected the package of three practical expedients permitted within the standard pursuant to which we did not reassess initial direct costs, lease classification or whether our contracts contain or are leases. In addition, we also applied the practical expedient to account for the lease and non-lease components as a single lease component for all of our leases. We also made an accounting policy election to not recognize ROU assets and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised. The adoption of ASC 842 resulted in the recognition of ROU assets of $731.1 million (net of deferred rent and favorable/unfavorable lease liabilities) with corresponding operating lease liabilities of $783.9 million. The condensed consolidated financial statements for the periods ended March 31, 2020 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles, and certain other equipment. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Effective October 1, 2019, operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Our leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases provide for variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for our leases, we apply a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities.

Components of Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Operating lease costs	$50.5	$100.0
Variable and short-term lease costs	27.7	54.0
Sublease income	(1.8)	(3.5)
Finance lease cost:
Amortization of lease assets	2.7	5.5
Interest on lease liabilities	2.0	4.1
Total lease cost, net	$81.1	$160.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

	Condensed Consolidated Balance Sheet Caption	March 31, 2020

Operating leases:
Operating lease right-of-use asset	Other assets	$683.2

Current operating lease liabilities	Other current liabilities	$171.4
Operating lease liabilities	Other long-term liabilities	567.9
Total operating lease liabilities		$739.3

Finance leases:
Property, plant and equipment		$146.8
Accumulated depreciation		(17.7)
Property, plant and equipment, net		$129.1

Current finance lease liabilities	Current portion of debt	$9.2
Noncurrent finance lease liabilities	Long-term debt due after one year	271.5
Total finance lease liabilities		$280.7

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Lease Term and Discount Rate

March 31, 2020
Weighted average remaining lease term:
Operating leases	6.1 years
Finance leases	9.4 years

Weighted average discount rate:
Operating leases	2.7%
Finance leases	4.0%

Supplemental Cash Flow Information Related to Leases

The table below presents supplemental cash flow information related to leases (in millions):

Six Months Ended
March 31, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$100.7
Operating cash flows related to finance leases	$5.2
Financing cash flows related to finance leases	$5.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Maturity of Lease Liabilities

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet (in millions):

	March 31, 2020
	Operating Leases	Finance Leases	Total

Remaining fiscal 2020	$98.7	$8.7	$107.4
Fiscal 2021	172.4	16.0	188.4
Fiscal 2022	136.7	15.3	152.0
Fiscal 2023	107.3	13.3	120.6
Fiscal 2024	86.7	12.0	98.7
Thereafter	206.6	301.4	508.0
Total lease payments	808.4	366.7	1,175.1
Less: Interest (1)	(69.1)	(86.0)	(155.1)
Present value of future lease payments	$739.3	$280.7	$1,020.0

(1)	Calculated using the interest rate for each lease.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of March 31, 2020, we had $9.5 million reserved for environmental liabilities on an undiscounted basis, of which $3.7 million is included in other long-term liabilities and $5.8 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at March 31, 2020.

Litigation

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2020, there were approximately 1,025 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

On October 4, 2019, we filed an annulment action in federal tax court challenging an administrative decision of CARF. This federal court action arises from a claim that a subsidiary of MeadWestvaco had reduced its tax liability related to the goodwill generated by the 2002 merger of two subsidiaries in Brazil. We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment action relating to the claimed tax deficiency was R$685 million ($133 million) as of March 31, 2020, including penalties and interest. The amount of our uncertain tax position reserve for this matter is included in the unrecognized tax benefits table. See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and certain other agreements. We estimate our exposure to these matters could be approximately $50 million. As of March 31, 2020, we had recorded $9.6 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019, the Supreme Court of Brazil rendered favorable decisions on six of our cases granting us the right to recover certain state value added tax. We believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government. Based on our preliminary evaluation and the opinion of our tax and legal advisors, in the fourth quarter of fiscal 2019 we recorded a $12.2 million receivable for our expected recovery and interest primarily as a reduction of cost of goods sold for the period March 2017 to September 2019. During the three months ended December 31, 2019, we recorded an additional receivable of $33.8 million for our estimate of our expected recovery and interest for the period January 2010 to February 2017. We recorded $23.1 million as a reduction of cost of goods sold and $10.7 million as a reduction of interest expense. During the three months ended March 31, 2020, we recorded an additional receivable of $1.3 million for our estimate of our expected recovery and interest for the period January 2002 to December 2003. We recorded $0.4 million as a reduction of cost of goods sold and $0.9 million as a reduction of interest expense. We will continue to evaluate the impact of the court’s decision on the remainder of our cases. Additionally, we are in the process of calculating additional recoveries for the years 2004 to 2009, and may record additional amounts in future periods as we complete our analysis.

Note 15.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the six months ended March 31, 2020, we repurchased no shares of Common Stock. In the six months ended March 31, 2019, we repurchased approximately 2.1 million shares of Common Stock for an aggregate cost of $88.6 million. As of March 31, 2020, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended March 31, 2020 and March 31, 2019 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2019	$0.7	$(698.0)	$(371.9)	$(1,069.2)
Other comprehensive loss before reclassifications	(9.4)	—	(286.6)	(296.0)
Amounts reclassified from accumulated other comprehensive loss	1.1	18.5	—	19.6
Net current period other comprehensive (loss) income	(8.3)	18.5	(286.6)	(276.4)
Reclassification of stranded tax effects	—	(73.4)	—	(73.4)
Balance at March 31, 2020	$(7.6)	$(752.9)	$(658.5)	$(1,419.0)

(1) All amounts are net of tax and noncontrolling interests.

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2018	$(0.2)	$(465.9)	$(229.2)	$(695.3)
Other comprehensive loss before reclassifications	—	—	(39.0)	(39.0)
Amounts reclassified from accumulated other comprehensive loss	—	8.8	—	8.8
Net current period other comprehensive income (loss)	—	8.8	(39.0)	(30.2)
Balance at March 31, 2019	$(0.2)	$(457.1)	$(268.2)	$(725.5)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 26% to 27% for the six months ended March 31, 2020 and 25% to 26% for the six months ended March 31, 2019. Although we are impacted by the exchange rates of a number of currencies, foreign currency translation adjustments recorded in accumulated other comprehensive loss for the six months ended March 31, 2020 were primarily due to losses in the Brazilian Real, Mexican Peso, Canadian dollar, Australian dollar and Euro partially offset by gains in the British Pound, each against the U.S. dollar. Foreign currency translation losses recorded in accumulated other comprehensive loss for the six months ended March 31, 2019 were primarily due to losses in the Canadian dollar, Mexican Peso and Euro, partially offset by gains in the Brazilian Real, each against the U.S. dollar.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(11.5)	$3.1	$(8.4)	$(4.1)	$1.1	$(3.0)
Prior service costs (2)	(1.3)	0.3	(1.0)	(0.6)	0.2	(0.4)
Subtotal defined benefit plans	(12.8)	3.4	(9.4)	(4.7)	1.3	(3.4)

Derivative Instruments: (1)
Interest rate swap hedge gain (3)	0.3	—	0.3	—	—	—
Natural gas commodity hedge loss (4)	(3.7)	1.0	(2.7)	—	—	—
Subtotal cash flow hedges	(3.4)	1.0	(2.4)	—	—	—

Total reclassifications for the period	$(16.2)	$4.4	$(11.8)	$(4.7)	$1.3	$(3.4)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.

(3)  These accumulated other comprehensive income components are included in interest expense, net.

(4)  These accumulated other comprehensive income components are included in cost of goods sold.

	Six Months Ended			Six Months Ended
	March 31, 2020			March 31, 2019
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(23.1)	$6.1	$(17.0)	$(10.7)	$2.8	$(7.9)
Prior service costs (2)	(2.0)	0.5	(1.5)	(1.2)	0.3	(0.9)
Reclassification of stranded tax effects (3)	—	73.4	73.4	—	—	—
Subtotal defined benefit plans	(25.1)	80.0	54.9	(11.9)	3.1	(8.8)

Derivative Instruments: (1)
Interest rate swap hedge gain (4)	1.0	(0.2)	0.8	—	—	—
Natural gas commodity hedge loss (5)	(2.6)	0.7	(1.9)	—	—	—
Subtotal cash flow hedges	(1.6)	0.5	(1.1)	—	—	—

Total reclassifications for the period	$(26.7)	$80.5	$53.8	$(11.9)	$3.1	$(8.8)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Numerator:
Net income attributable to common stockholders	$148.1	$160.4	$286.6	$299.5
Less: Distributed and undistributed income available to participating securities	(0.1)	—	(0.1)	—
Distributed and undistributed income available to common stockholders	$148.0	$160.4	$286.5	$299.5

Denominator:
Basic weighted average shares outstanding	259.0	256.6	258.6	255.7
Effect of dilutive stock options and non- participating securities	1.2	2.8	1.5	3.7
Diluted weighted average shares outstanding	260.2	259.4	260.1	259.4

Basic earnings per share attributable to common stockholders	$0.57	$0.63	$1.11	$1.17
Diluted earnings per share attributable to common stockholders	$0.57	$0.62	$1.10	$1.15

Approximately 1.8 million and 1.6 million awards in the three months ended March 31, 2020 and March 31, 2019, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Approximately 1.4 million and 1.3 million awards in the six months ended March 31, 2020 and March 31, 2019, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 17.	Subsequent Events

As previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2019, we currently own a 32.3% interest in our joint venture with Grupo Gondi in Mexico (the “Joint Venture”). In connection with the our investment in the Joint Venture, we entered into an option agreement pursuant to which we and certain other shareholders of the Joint Venture (the “Partners”) agreed to future put and call options with respect to the equity interests in the Joint Venture held by each party. Pursuant to the option agreement, the Partners had the right on April 1, 2020 to sell us up to 24% of the equity interest in the Joint Venture at fair market value. The Partners did not exercise this right.

Pursuant to the option agreement, between October 1, 2020 and April 1, 2021, we may exercise a right to purchase an additional 18.7% equity interest in the Joint Venture from the Partners at a predetermined purchase price. If we exercise our right to purchase the additional 18.7% equity interest, the Partners may elect to sell us the Partners’ remaining interest at fair market value at that time, or a portion thereof in the future in accordance with the terms of the option agreement.

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

Presentation

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which previously sold real estate primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. See “Note 1. Basis of Presentation and Significant Accounting Policies—Basis of Presentation” and “Note 7. Segment Information” for more information.

Acquisitions

On November 2, 2018, we completed the KapStone Acquisition. KapStone is a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owns Victory Packaging, a packaging solutions distribution company with facilities in the U.S., Canada and Mexico. We have included the financial results of KapStone in our Corrugated Packaging segment since the date of the KapStone Acquisition.

See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K and “Note 3. Acquisitions” of the Notes to Condensed Consolidated Financial Statements for more information.

Executive Summary

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2020	2019	2020	2019

Net sales	$4,447.3	$4,620.0	$8,871.0	$8,947.4
Segment income	$335.3	$396.0	$666.3	$720.4

Net sales of $4,447.3 million for the second quarter of fiscal 2020 decreased $172.7 million, or 3.7%, compared to the second quarter of fiscal 2019. This decrease was primarily due to lower pulp and corrugated prices and lower consumer paperboard volumes, as well as unfavorable foreign currency impacts across our segments, in each case compared to the prior year quarter.

COVID-19 did not have a significant impact on our earnings in the second quarter of fiscal 2020. Segment income decreased $60.7 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, primarily due to lower Corrugated Packaging segment income partially offset by higher Consumer Packaging segment income. A detailed review of our performance appears below under “Results of Operations (Consolidated)” and “Results of Operations (Segment Data)”.

COVID-19 Response

WestRock Pandemic Action Plan

We are executing our differentiated strategy with financial strength and substantial liquidity, and we are adapting quickly to changing market conditions. Given the uncertainties associated with the severity and duration of COVID-19, we are implementing the WestRock Pandemic Action Plan, which we expect will provide an additional $1 billion in cash that we will be able to use through the end of fiscal 2021 to reduce our outstanding indebtedness. Pursuant to the WestRock Pandemic Action Plan, we are:

•	Protecting the safety and well-being of our teammates,
•	Continuing to match our supply with our customers’ demand,
•

Decreasing the salaries of our senior executive team by up to 25% from May 1, 2020 through December 31, 2020 and decreasing the retainer for members of our board of directors by 25% for the third and fourth calendar quarters of 2020, in addition to reducing discretionary expenses,

•	Expecting to use Common Stock to pay our annual incentive and Company funded 401(k) contributions in calendar 2020,
•	Expecting to reduce fiscal 2020 capital investments by approximately $150 million to a level of $950 million and fiscal 2021 capital investments to a range of $600 to $800 million,
•	Postponing $120 million of employment taxes incurred through the end of calendar year 2020, pursuant to relief offered under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and
•	Resetting our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share.

We expect that the actions that we take under the WestRock Pandemic Action Plan will position us to sustain our business in a range of economic and market conditions and position us for long-term success.

Health and Safety of our Teammates

Our first priority is the health and safety of our teammates, and we have taken, and continue to take, actions to protect the health and safety of our teammates during COVID-19. We are:

•	Cleaning and disinfecting workstations and common surfaces frequently and arranging for deep cleaning and sanitizing of our sites, as needed,
•	Encouraging the use of face coverings generally and complying with specific requirements where use is mandated,
•	Enforcing quarantine guidelines for team members affected or potentially exposed to COVID-19, and
•	Supporting flexible and alternative work arrangements, including a work-from-home strategy for team members whose jobs can be performed remotely.

We have also implemented temperature screenings in compliance with applicable law and launched an online Coronavirus Resource Center to keep our teammates up to date on Company and health authority information, including information from the World Health Organization and the U.S. Centers for Disease Control and Prevention.

Business Continuity

Our business is an essential part of the global supply chain. Our paper and packaging products enable our customers to package essential food, beverage, health products, cleaning products and other goods. We are continuing to operate and meet or exceed our customers’ needs in this rapidly evolving demand environment.

We have formed a business continuity team comprised of senior leaders throughout our organization that develops and implements business continuity plans to ensure that our operations are well positioned to continue producing and delivering products to customers without disruption. The business continuity team meets daily to identify and address issues as they arise and focuses on taking actions that address current circumstances associated with COVID-19 while positioning us for future growth.

Financial Flexibility and Liquidity

We believe that we have substantial liquidity to navigate the current dynamic environment. Our cash and cash equivalents and long-term committed available borrowings aggregated to more than $2.5 billion of liquidity at March 31, 2020. We have limited debt maturities prior to March 2022. We remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allows employers to postpone paying their share of employment taxes incurred through the end of calendar year 2020. We expect to postpone an estimated $120 million of such payments over the next three quarters and will be required to pay 50% of these amounts in December 2021 and the remaining 50% in December 2022.

End Market Segment Demand Trends

End market demand trends are changing quickly. We experienced strong demand from e-commerce in the second fiscal quarter and we expect that e-commerce demand may remain strong in the third fiscal quarter. During the second fiscal quarter, pantry stocking by consumers at the end of March positively impacted demand in the food, beverage, household cleaning and paper products, diapers and liquid packaging markets segments. We expect that demand levels in these market segments will return to more normal levels. The protein markets have shifted from being strongly positive to negative during the second half of April and early May due to disruptions at protein plants caused by COVID-19, although, we expect that these disruptions are likely transitory. COVID-19 has also negatively impacted demand from our industrial and distribution customers due to shelter in place and similar orders and our foodservice and commercial print market segments are continuing a pattern of decline.

These trends among our end market segments have continued into April. More than 130 of our customers have reported temporary plant closures and reduced shifts due to COVID-19. We are not certain whether these trends will continue into future reporting periods and, if so, for how long. We believe that our diverse portfolio of paper and packaging products positions us well to adapt and meet our customers’ changing needs across a broad cross-section of the economy.

Expectations for the Third Quarter of Fiscal 2020

We believe that recent trends that we have experienced in our end market segment demand are likely to cause our sales and earnings in the fiscal third quarter to decline sequentially compared to our sales and earnings in the second quarter of fiscal 2020. Changing demand trends across many of our end markets will likely negatively impact volumes in specific portions of our business. In addition to an uncertain volume outlook, our financial results in the fiscal third quarter will reflect the flow through of the published price reductions for linerboard that were announced in January 2020 and the published price reductions for SBS and recycled boxboard paper grades that were announced in February 2020. Our business in the third fiscal quarter will also likely be negatively impacted by rising recycled fiber costs. The cost of recycled fiber has risen by more than $50 per ton since December 2019.

During the fiscal third quarter, we expect to provide one-time recognition awards to our teammates who work in manufacturing and operations.

Goodwill

At March 31, 2020, we evaluated the current economic environment, including our current assessment of the impact of COVID-19, and we believe that there were no indicators of impairment of our long-lived assets, including goodwill that required a quantitative test to be performed. Our estimates involve numerous assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry and global economic factors, interest rate environment and future business strategy. Accordingly, our accounting estimates may materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material. See Item 1A. “Risk Factors — We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Would Adversely Impact Our Operating Results and Shareholders” in the Fiscal 2019 Form 10-K.

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

Earnings per diluted share were $0.57 in the second quarter of fiscal 2020 compared to $0.62 in the second quarter of fiscal 2019. Adjusted Earnings Per Diluted Share were $0.67 and $0.80 in the second quarter of fiscal 2020 and 2019, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Earnings per diluted share	$0.57	$0.62	$1.10	$1.15
Restructuring and other items	0.04	0.10	0.13	0.31
North Charleston and Florence transition and reconfiguration costs	0.06	—	0.11	—
Accelerated depreciation on major capital projects and certain plant closures	0.02	0.02	0.05	0.05
Losses at closed plants, transition and start-up costs	0.03	0.01	0.04	0.02
Brazil indirect tax	—	—	(0.09)	—
Direct (recoveries) expenses from Hurricane Michael, net of related proceeds	—	—	(0.05)	0.12
Litigation recovery	(0.03)	—	(0.03)	—
Gain on sale of certain closed facilities	(0.02)	—	(0.02)	(0.15)
Land and Development impairment and operating results (1)	—	0.04	—	0.04
Inventory stepped-up in purchase accounting, net of LIFO	—	—	—	0.07
Interest accretion and other	—	—	—	(0.02)
Impact of Tax Cuts and Jobs Act	—	—	—	0.02
Other	—	0.01	0.02	0.02
Adjusted Earnings Per Diluted Share	$0.67	$0.80	$1.26	$1.63

(1)	Includes a $13.0 million impairment of mineral rights in the three and six months ended March 31, 2019.

The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax expense” and “Consolidated net income”, respectively, as reported on the statements of income. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to common stockholders (represented in the table below as the GAAP Results for Consolidated net income (i.e. Net of Tax) and the impact of Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended March 31, 2020			Six Months Ended March 31, 2020
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

GAAP Results	$206.7	$(57.8)	$148.9	$392.7	$(104.3)	$288.4
Restructuring and other items	16.4	(3.9)	12.5	46.5	(11.6)	34.9
North Charleston and Florence transition and reconfiguration costs	21.8	(5.4)	16.4	37.1	(9.1)	28.0
Accelerated depreciation on major capital projects and certain plant closures	5.5	(1.3)	4.2	17.1	(4.2)	12.9
Losses at closed plants, transition and start-up costs	9.1	(2.5)	6.6	13.5	(3.6)	9.9
Multiemployer pension withdrawal	0.9	(0.2)	0.7	0.9	(0.2)	0.7
Loss on extinguishment of debt	0.5	(0.1)	0.4	0.5	(0.1)	0.4
Brazil indirect tax	(1.3)	0.3	(1.0)	(35.1)	10.9	(24.2)
Hurricane Michael recovery of direct costs, net	(0.6)	0.2	(0.4)	(16.6)	4.1	(12.5)
Litigation recovery	(11.5)	2.8	(8.7)	(11.5)	2.8	(8.7)
Gain on sale of certain closed facilities	(5.0)	1.2	(3.8)	(5.5)	1.3	(4.2)
Land and Development operating results	—	—	—	(1.3)	0.3	(1.0)
Other	0.8	(0.2)	0.6	6.1	(1.5)	4.6
Adjusted Results	$243.3	$(66.9)	$176.4	$444.4	$(115.2)	$329.2
Noncontrolling interests			(0.8)			(1.8)
Adjusted Net Income			$175.6			$327.4

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

GAAP Results	$209.1	$(47.2)	$161.9	$411.6	$(109.9)	$301.7
Restructuring and other items	34.8	(8.0)	26.8	89.2	(8.9)	80.3
Direct expenses from Hurricane Michael, net of related proceeds	(1.1)	0.3	(0.8)	38.7	(9.5)	29.2
Inventory stepped-up in purchase accounting, net of LIFO	—	—	—	24.7	(6.0)	18.7
Accelerated depreciation on major capital projects	8.7	(2.2)	6.5	17.6	(4.5)	13.1
Land and Development impairment and operating results (1)	12.5	(3.1)	9.4	11.8	(2.9)	8.9
Losses at closed plants, transition and start-up costs	4.5	(1.3)	3.2	6.8	(1.9)	4.9
Gain on extinguishment of debt	(0.4)	0.1	(0.3)	1.5	(0.4)	1.1
Gain on sale of certain closed facilities	—	—	—	(50.5)	12.4	(38.1)
Interest accretion and other	—	—	—	(5.5)	1.3	(4.2)
Impact of Tax Cuts and Jobs Act	—	—	—	—	4.1	4.1
Other	2.7	(0.6)	2.1	6.5	(1.5)	5.0
Adjusted Results	$270.8	$(62.0)	$208.8	$552.4	$(127.7)	$424.7
Noncontrolling interests			(1.5)			(2.2)
Adjusted Net Income			$207.3			$422.5

(1)	Includes a $13.0 million impairment of mineral rights in the three and six months ended March 31, 2019.

We discuss certain of these charges in more detail in “Note 4. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and six months ended March 31, 2020 and March 31, 2019 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$4,447.3	$4,620.0	$8,871.0	$8,947.4
Cost of goods sold	3,642.5	3,720.4	7,257.2	7,266.0
Gross profit	804.8	899.6	1,613.8	1,681.4
Selling, general and administrative, excluding intangible amortization	418.6	444.1	844.3	845.0
Selling, general and administrative intangible amortization	100.1	102.4	201.9	195.3
Gain on disposal of assets	(5.6)	—	(6.9)	(43.8)
Multiemployer pension withdrawal expense	0.9	—	0.9	—
Land and Development impairments	—	13.0	—	13.0
Restructuring and other costs	16.4	34.8	46.5	89.2
Operating profit	274.4	305.3	527.1	582.7
Interest expense, net	(97.3)	(111.8)	(190.8)	(206.2)
(Loss) gain on extinguishment of debt	(0.5)	0.4	(0.5)	(1.5)
Pension and other postretirement non-service income	26.1	18.7	52.8	36.0
Other expense, net	(0.9)	(3.3)	(4.6)	(6.0)
Equity in income (loss) of unconsolidated entities	4.9	(0.2)	8.7	6.6
Income before income taxes	206.7	209.1	392.7	411.6
Income tax expense	(57.8)	(47.2)	(104.3)	(109.9)
Consolidated net income	148.9	161.9	288.4	301.7
Less: Net income attributable to noncontrolling interests	(0.8)	(1.5)	(1.8)	(2.2)
Net income attributable to common stockholders	$148.1	$160.4	$286.6	$299.5

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019	$4,327.4	$4,620.0	$8,947.4	$4,690.0	$4,651.6	$18,289.0
Fiscal 2020	$4,423.7	$4,447.3	$8,871.0
% Change	2.2%	(3.7)%	(0.9)%

Net sales in the second quarter of fiscal 2020 decreased $172.7 million compared to the second quarter of fiscal 2019. This decrease was primarily due to lower corrugated and pulp prices and lower consumer paperboard volumes as well as unfavorable foreign currency impacts across our segments, in each case compared to the prior year quarter, which were partially offset by higher containerboard volumes.

Net sales in the six months ended March 31, 2020 decreased $76.4 million compared to the six months ended March 31, 2019. The decrease was primarily due to lower selling prices across our segments and lower consumer paperboard volumes, as well as unfavorable foreign currency impacts across our segments, in each case compared to the prior year period. These decreases were partially offset by higher containerboard volumes and the KapStone Acquisition as the prior year period included only five months of KapStone ownership as the transaction closed on November 2, 2018. We discuss our segment sales in greater detail below in “Results of Operations (Segment Data)”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019	$3,545.6	$3,720.4	$7,266.0	$3,701.1	$3,572.9	$14,540.0
(% of Net Sales)	81.9%	80.5%	81.2%	78.9%	76.8%	79.5%

Fiscal 2020	$3,614.7	$3,642.5	$7,257.2
(% of Net Sales)	81.7%	81.9%	81.8%

The $77.9 million decrease in cost of goods sold in the second quarter of fiscal 2020 compared to the prior year quarter was primarily due to a decrease in net sales, net cost deflation and productivity improvements that were partially offset by other manufacturing cost increases, including increased costs resulting from the North Charleston, SC mill reconfiguration. In the three months ended March 31, 2019, we incurred approximately $28.9 million of direct costs and property damage associated with Hurricane Michael and received Hurricane Michael-related insurance proceeds of $60.0 million that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. Half of the insurance proceeds was for the recovery of direct costs and property damage, and the other half was for business interruption recoveries.

The $8.8 million decrease in cost of goods sold in six months ended March 31, 2020 compared to the prior year period was primarily due to a decrease in overall net sales, net cost deflation and productivity improvements, which were partially offset by increased cost of goods sold associated with the impact of acquisitions (primarily an additional month of KapStone ownership in fiscal 2020) and other manufacturing cost increases, including increased costs resulting from the North Charleston, SC mill reconfiguration. In the six months ended March 31, 2020 and 2019, we incurred approximately $4.0 million and $88.7 million, respectively, of direct costs and property damage associated with Hurricane Michael, and received Hurricane Michael-related insurance proceeds of $32.3 million and $80.0 million, respectively, which were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The insurance proceeds were for $20.6 million and $50.0 million of direct costs and property damage for the six months ended March 31, 2020 and 2019, respectively, and for $11.7 million and $30.0 million for business interruption recoveries, respectively. See “Hurricane Michael” below for additional information. In the six months ended March 31, 2020, we recorded a reduction of cost of goods sold of $23.5 million in connection with an indirect tax claim in Brazil, primarily in the Corrugated Packaging segment. See “Note 14. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Condensed Consolidated Financial Statements for additional information. In the six months ended March 31, 2019, we recorded a $24.7 million acquisition inventory step-up charge in our Corrugated Packaging segment related to the KapStone Acquisition. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019	$400.9	$444.1	$845.0	$442.4	$427.8	$1,715.2
(% of Net Sales)	9.3%	9.6%	9.4%	9.4%	9.2%	9.4%

Fiscal 2020	$425.7	$418.6	$844.3
(% of Net Sales)	9.6%	9.4%	9.5%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization decreased $25.5 million in the second quarter of fiscal 2020 compared to the prior year quarter, in part, due to travel and other reductions associated with the implementation of shelter in place orders as a result of COVID-19 that were initiated in response to COVID-19. SG&A excluding intangible amortization decreased $0.7 million in the six months ended March 31, 2020 compared to the six months ended March 31, 2019. Decreases for the six months ended March 31, 2020 were partially offset by an additional month of KapStone ownership in fiscal 2020. The favorable SG&A impact of shelter in place orders as a result of COVID-19 will likely continue in the near term.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $100.1 million and $102.4 million in the second quarter of fiscal 2020 and 2019, respectively. SG&A intangible amortization was $201.9 million and $195.3 million in the six months ended March 31, 2020 and March 31, 2019, respectively. The increase in the six months ended March 31, 2020 was primarily due to an additional month of KapStone ownership in fiscal 2020.

Gain on Disposal of Assets

In the three and six months ended March 31, 2020, we recorded a gain on disposal of assets of $5.6 million and $6.9 million, respectively. In the six months ended March 31, 2019, we recorded a gain on disposal of assets of $43.8 million, primarily due to a $48.5 million gain on sale of our former beverage facility located in Atlanta, GA.

Land and Development Impairments

In the second quarter of fiscal 2019, we recorded a $13.0 million pre-tax non-cash impairment of certain mineral rights. This charge is not reflected in segment income.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $16.4 million and $34.8 million in the second quarter of fiscal 2020 and 2019, respectively, and $46.5 million and $89.2 million in the six months ended March 31, 2020 and March 31, 2019, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 4. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the second quarter of fiscal 2020 was $97.3 million compared to $111.8 million for the prior year quarter. The decrease is primarily due to lower levels of debt and lower interest rates in the second quarter of fiscal 2020.

Interest expense, net for the six months ended March 31, 2020 was $190.8 million compared to $206.2 million for the prior year period. Interest expense, net in the three and six months ended March 31, 2020 decreased primarily as an additional month of KapStone ownership in fiscal 2020 was more than offset by $11.6 million of interest income recorded in connection with an indirect tax claim in Brazil in the six months ended March 31, 2020. In addition, the decrease was due to lower levels of debt and lower interest rates in the current year period. See “Note 14. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Condensed Consolidated Financial Statements for additional information.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the second quarter of fiscal 2020 was $26.1 million compared to $18.7 million for the second quarter of fiscal 2019. Pension and other postretirement non-service income for the six months ended March 31, 2020 was $52.8 million compared to $36.0 million for the six months ended March 31, 2019. The increases were primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2020. Customary pension and other postretirement (income) costs are included in segment income. See “Note 5. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for more information.

Other expense, net

Other expense, net for the second quarter of fiscal 2020 was $0.9 million compared to $3.3 million in the second quarter of fiscal 2019. Other expense, net for the six months ended March 31, 2020 was $4.6 million compared to $6.0 million for the six months ended March 31, 2019.

Provision for Income Taxes

We recorded income tax expense of $57.8 million for the three months ended March 31, 2020 compared to an income tax expense of $47.2 million for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was 28.0%, while the effective tax rate for the three months ended March 31, 2019 was 22.6%.

We recorded income tax expense of $104.3 million for the six months ended March 31, 2020 compared to income tax expense of $109.9 million for the six months ended March 31, 2019. The effective tax rate for the six months ended March 31, 2020 was 26.6%, while the effective tax rate for the six months ended March 31, 2019 was 26.7%.

See “Note 6. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.

Hurricane Michael

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. We shut down the mill’s operations in advance of the hurricane’s landfall. Repair work was completed on the two paper machines and related infrastructure during June 2019 and these paper machines are producing at normal production levels. In fiscal 2019, we received $180.0 million of insurance proceeds. In the first quarter of fiscal 2020, we settled our property damage and business interruption insurance claim for $212.3 million (net of our $15 million deductible), and received the remaining $32.3 million of insurance proceeds.

The insurance proceeds received in the six months ended March 31, 2020 consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. In the three and six months ended March 31, 2019, we received insurance proceeds of $60.0 million and $80.0 million, respectively. The insurance proceeds for the six months ended March 31, 2019 consisted of $30.0 million of business interruption recoveries and $50.0 million for direct costs and property damage. We discuss the financial impact of Hurricane Michael in greater detail below in “Results of Operations (Segment Data) — Segment Income (Corrugated Packaging Segment)”.

Results of Operations (Segment Data)

North American Corrugated Packaging Shipments

Corrugated Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from billion square feet (“BSF”) to tons. We have presented the Corrugated Packaging shipments in two groups: North American and Brazil / India because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. We have included the impact of the KapStone Acquisition beginning in the first quarter of fiscal 2019. The second quarter and full year fiscal 2019 amounts in the table below have been adjusted by an immaterial amount to adjust the acquired KapStone operations. The shipment data table excludes merchandising displays since there is not a common unit of measure. The table below reflects shipments in thousands of tons, BSF and millions of square feet (“MMSF”).

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019
North American Corrugated Packaging Shipments - thousands of tons	2,346.7	2,510.2	4,856.9	2,644.2	2,616.4	10,117.5
North American Corrugated Containers Shipments - BSF	22.5	23.4	45.9	24.3	24.1	94.3
North American Corrugated Containers Per Shipping Day - MMSF	369.4	372.2	370.8	384.7	382.7	377.3

Fiscal 2020
North American Corrugated Packaging Shipments - thousands of tons	2,591.2	2,618.8	5,210.0
North American Corrugated Containers Shipment - BSF	23.9	23.8	47.7
North American Corrugated Containers Per Shipping Day - MMSF	385.9	371.2	378.4

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019
Brazil / India Corrugated Packaging Shipments - thousands of tons	185.6	176.5	362.1	171.0	194.6	727.7
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	3.1	1.6	1.7	6.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.7	20.6	20.6	21.0	21.8	21.0

Fiscal 2020
Brazil / India Corrugated Packaging Shipments - thousands of tons	168.1	182.5	350.6
Brazil / India Corrugated Containers Shipments - BSF	1.7	1.6	3.3
Brazil / India Corrugated Containers Per Shipping Day - MMSF	22.9	21.3	22.1

Corrugated Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2019
First Quarter	$2,733.8	$246.8	9.0%
Second Quarter	2,990.7	310.3	10.4
Six Months Ended March 31, 2019	5,724.5	557.1	9.7
Third Quarter	3,072.8	392.7	12.8
Fourth Quarter	3,019.4	449.8	14.9
Total	$11,816.7	$1,399.6	11.8%

Fiscal 2020
First Quarter	$2,909.5	$283.4	9.7%
Second Quarter	2,882.5	244.5	8.5
Six Months Ended March 31, 2020	$5,792.0	$527.9	9.1%

(1) Net sales before intersegment eliminations.

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment decreased $108.2 million in the second quarter of fiscal 2020 compared to the prior year quarter. The decrease primarily consisted of $169.7 million from lower corrugated selling price/mix on sales and $18.3 million related to the unfavorable impacts of foreign currency. These decreases were partially offset by $76.7 million of higher volumes in the second quarter of fiscal 2020.

Net sales of the Corrugated Packaging segment increased $67.5 million in the six months ended March 31, 2020 compared to the prior year period, primarily reflecting $278.3 million of net sales from the acquired KapStone operations for the month of October 2019. In addition, we had $80.3 million of higher volumes in the six months ended March 31, 2020. These increases were partially offset by $278.2 million from lower corrugated selling price/mix on sales and $27.1 million related to the unfavorable impacts of foreign currency.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the second quarter of fiscal 2020 decreased $65.8 million compared to the prior year quarter, primarily due to the margin impact of lower selling price/mix of $169.7 million and other manufacturing cost increases, including increased costs resulting from the North Charleston, SC mill reconfiguration. These decreases were partially offset by an estimated $45.2 million of net cost deflation, $40.4 million of higher volumes, $19.1 million of productivity improvements, an estimated $17.2 million decreased impact of economic downtime and $7.2 million from a litigation recovery. Net cost deflation consisted primarily of lower recovered fiber, energy, virgin fiber, chemical and freight costs that were partially offset by higher wage and other costs compared to the prior year quarter. The impact of Hurricane Michael net of insurance proceeds was an unfavorable $3.8 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019.

Segment income attributable to the Corrugated Packaging segment in the six months ended March 31, 2020 decreased $29.2 million compared to the prior year period, primarily due to the margin impact of lower selling price/mix of $298.3 million and other manufacturing cost increases, including increased costs resulting from the North Charleston, SC mill reconfiguration and the impact of increased maintenance downtime. These decreases were partially offset by the net favorable impact of Hurricane Michael in the six months ended March 31, 2020 compared to the prior year period. The net recovery of Hurricane Michael direct costs and property damage was a favorable $55.3 million compared to the prior year period net expense incurred, and the impact of business interruption recoveries in the current year period compared to lost production and sales net of recoveries in the prior year period were an estimated favorable $39.8 million. In addition, we realized an estimated $93.3 million of net cost deflation, $47.1 million of higher volumes, $41.7 million of productivity improvements, $21.5 million for an indirect tax claim in Brazil, an estimated $14.5 million decreased impact of economic downtime and $7.2 million from a litigation recovery. Net cost deflation consisted primarily of lower recovered fiber, energy, virgin fiber, freight and chemical costs that were partially offset by higher wage and other costs compared to the prior year period. The prior year period included an acquisition inventory step-up charge of $24.7 million.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019
Consumer Packaging Shipments - thousands of tons	969.6	985.5	1,955.1	980.1	974.0	3,909.2

Fiscal 2020
Consumer Packaging Shipments - thousands of tons	922.4	987.7	1,910.1

Consumer Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2019
First Quarter	$1,618.8	$76.9	4.8%
Second Quarter	1,668.3	85.2	5.1
Six Months Ended March 31, 2019	3,287.1	162.1	4.9
Third Quarter	1,650.1	91.0	5.5
Fourth Quarter	1,668.8	135.0	8.1
Total	$6,606.0	$388.1	5.9%

Fiscal 2020
First Quarter	$1,536.9	$46.2	3.0%
Second Quarter	1,616.3	90.8	5.6
Six Months Ended March 31, 2020	$3,153.2	$137.0	4.3%

(1) Net sales before intersegment eliminations.

Net Sales (Consumer Packaging Segment)

The $52.0 million decrease in net sales for the Consumer Packaging segment for the second quarter of fiscal 2020 compared to the prior year quarter was primarily due to $20.9 million of lower selling price/mix on sales, $19.0 million of lower volumes and $12.8 million of unfavorable foreign currency impacts.

The $133.9 million decrease in net sales for the Consumer Packaging segment for the six months ended March 31, 2020 compared to the prior year period was primarily due to $82.8 million of lower volumes, largely consumer paperboard volumes, $32.1 million of lower selling price/mix on sales and $21.4 million of unfavorable foreign currency impacts.

Segment Income (Consumer Packaging Segment)

Segment income attributable to the Consumer Packaging segment in the second quarter of fiscal 2020 increased $5.6 million compared to the prior year quarter primarily due to $10.4 million of productivity improvements, an estimated $8.7 million of net cost deflation, $6.0 million of lower depreciation and amortization and $3.7 million of lower outage expense. These items were partially offset by an estimated $10.8 million of margin impact from lower selling price/mix, $7.2 million of lower volumes, an estimated $7.1 million of economic downtime, $1.9 million of unfavorable foreign currency impacts, and other items. Net cost deflation consisted primarily of lower energy, virgin fiber, recovered fiber, chemical and freight costs, which were partially offset by higher wage and other costs.

Segment income attributable to the Consumer Packaging segment for the six months ended March 31, 2020 decreased $25.1 million compared to the prior year period primarily due to an estimated $19.5 million of margin impact from lower selling price/mix, $18.0 million of lower volumes, $12.2 million of increased costs due to outages, an estimated $11.5 million of economic downtime, $6.1 million of unfavorable foreign currency impacts, and other items. These items were partially offset by $15.2 million of productivity improvements, an estimated $14.6 million of net cost deflation and $9.3 million of lower depreciation and amortization. Net cost deflation consisted primarily of lower energy, recovered fiber, virgin fiber, chemical and freight costs, which were partially offset by higher wage and other costs.

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

Cash and cash equivalents were $640.2 million at March 31, 2020 and $151.6 million at September 30, 2019. Approximately one-fourth of the cash and cash equivalents at March 31, 2020 was held outside of the U.S. At March 31, 2020 and September 30, 2019, total debt was $10,856.6 million and $10,063.4 million, respectively, $432.0 million and $561.1 million of which was short-term at March 31, 2020 and September 30, 2019, respectively. Included in our total debt at March 31, 2020 was $217.9 million of non-cash acquisition related step-up. The increase in total debt in fiscal 2020 was primarily the result of borrowings to increase our cash and cash equivalents balance, aggregate capital expenditures and dividends in excess of net cash provided by operating activities, as well as our adoption of the leasing guidance codified in ASC 842 that recharacterized a short-term and long-term liability for two chip mills to a $100.3 million finance lease obligation at October 1, 2019.

At March 31, 2020, we had in excess of $2.5 billion of availability under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures on November 21, 2024. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. As noted above, the current portion of debt at March 31, 2020 was $432.0 million including fair value of debt step-up, deferred financing costs and unamortized bond discounts aggregating $1.1 million. The face value of debt consisted of $105.0 million of public bonds the majority of which are due in June 2020, $125.0 million under an uncommitted facility with a maturity date in February 2021, approximately $108.4 million of various supplier financing programs, $54.5 million under our commercial paper program and $38.0 million of other items. We have limited debt maturities prior to March 2022.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at March 31, 2020.

At March 31, 2020, we had $73.0 million of outstanding letters of credit not drawn upon.

Cash Flow Activity

	Six Months Ended
(In millions)	March 31,
	2020	2019

Net cash provided by operating activities	$598.8	$665.0
Net cash used for investing activities	$(589.3)	$(3,850.6)
Net cash provided by financing activities	$507.1	$2,704.8

Net cash provided by operating activities during the six months ended March 31, 2020 decreased $66.2 million compared to the six months ended March 31, 2019, primarily due to a $77.1 million net increase in the use of working capital compared to the prior year period.

Net cash used for investing activities of $589.3 million in the six months ended March 31, 2020 consisted primarily of $616.2 million for capital expenditures that was partially offset by $21.3 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities of $3,850.6 million in the six months ended March 31, 2019 consisted primarily of $3,349.3 million for cash paid for the purchase of businesses, net of cash acquired, primarily related to the KapStone Acquisition, and $625.4 million for capital expenditures that were partially offset by $105.3 million of proceeds from the sale of property, plant and equipment, primarily our former beverage facility in Atlanta, GA.

As discussed above, we have reduced our fiscal 2020 capital expenditures to be approximately $950 million from $1.1 billion, including approximately $350 million for our strategic capital projects at our Florence, SC and Tres Barras, Brazil mills. We expect to complete our strategic projects at the Florence and Tres Barras mills over the next twelve months. We have had to navigate the impact of shelter in place and other similar restrictions and the availability of contract and technical resources as a result of COVID-19. We expect to start up the Florence paper machine in the second half of calendar 2020, and the Tres Barras mill upgrade project should be completed in the second quarter of fiscal 2021. With the completion of certain of our strategic projects in fiscal 2020, we had expected to transition to our long-range capital expenditure run rate of approximately $900 million to $1.0 billion a year in fiscal 2021. Factoring in our estimated response to COVID-19, we expect to invest in the range of $600 million to $800 million in fiscal 2021. At these capital investment levels, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects, and complete our strategic mill projects while also making investments to support productivity and growth in our business. These reductions will provide $300 million to $500 million of additional cash available for debt reduction through the end of fiscal 2021. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In the six months ended March 31, 2020, net cash provided by financing activities of $507.1 million consisted primarily of a net increase in debt of $733.0 million that was partially offset by cash dividends paid to stockholders of $240.7 million. In the six months ended March 31, 2019, net cash provided by financing activities of $2,704.8 million consisted primarily of a net increase in debt of $3,023.7 million, primarily in connection with the KapStone Acquisition, that was partially offset by cash dividends paid to stockholders of $233.7 million and purchases of $88.6 million of common stock.

On May 5, 2020, our board of directors declared a quarterly dividend $0.20 per share for an annual rate of $0.80 per share, which is lower than our most recent quarterly dividend. We believe that this reduction in our dividend is prudent given uncertain market conditions and will allow us to allocate additional cash to paying down our outstanding debt. As the situation with COVID-19 evolves, we will re-evaluate our dividend and look to grow our dividend as markets return to normal. In February 2020 and November 2019, we paid a quarterly dividend of

$0.465 per share. In fiscal 2019, we paid four quarterly dividends of $0.455 per share for an annual dividend of $1.82 per share.

At March 31, 2020, the U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $83 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses and other U.S. federal credits during the current year. Foreign and state net operating losses and credits will be used over a longer period of time. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes tax laws or tax rates, capital expenditures or other factors. Barring significant changes in our current assumptions, we expect our cash tax rate to be significantly lower than our income tax rate in fiscal 2020 and move closer to our income tax rate in fiscal 2021.

Our pension plans in the U.S. are overfunded and we have a pension asset of approximately $0.3 billion on our condensed consolidated balance sheet as of March 31, 2020. We made contributions of $12.6 million to our pension and supplemental retirement plans during the six months ended March 31, 2020. Based on current facts and assumptions, we expect to contribute approximately $25 million to our U.S. and non-U.S. pension plans in fiscal 2020. We have made contributions and expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from two plans and recorded an aggregate estimated withdrawal liability of $184.2 million, nearly all of which was for PIUMPF. In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The initial demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. In October 2019, we received two additional demand letters from PIUMPF related to a subsidiary of ours asserting that we owe $2.3 million on an undiscounted basis to be paid over 20 years with respect to the subsidiary’s withdrawal liability and $2.0 million for its accumulated funding deficiency. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. We are evaluating each of these demands and we expect to challenge the accumulated funding deficiency demands. We began making monthly payments for these withdrawal liabilities in fiscal 2020. See “Note 5. Retirement Plans — Multiemployer Plans” and Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs” in the Fiscal 2019 Form 10-K.

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

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: that we do not anticipate future changes to the provisional fair value estimates of assets and liabilities assumed in acquisitions to be significant; that, at the time of each announced plant closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs; that we believe that our actions to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment have allowed us to more effectively manage our business; resolution of uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution; that, with respect to the Brazilian indirect tax claim, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government and may record additional recovery amounts in future periods as we complete our analysis; that we expect to challenge PIUMPF’s accumulated funding deficiency demands; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with withdrawals and that our estimate for any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; that the future amount in connection with the sale of receivables may fluctuate based on the level of activity and other factors; that we expect the net proceeds from issuances of notes under the commercial paper program to continue to be used for general corporate purposes; that our compliance initiatives related to environmental, health and safety laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows; that any failure to comply with environmental or health and safety laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective action or other sanctions; that we believe the liability for the environmental matters was adequately reserved as of March 31, 2020; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims; that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously; that it is possible that we could incur significant costs resolving these cases should the volume of litigation grow substantially; that we do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows but that, in any given period or periods, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows; our belief that the resolution of certain other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; that we estimate our exposure to certain guarantees could be approximately $50 million; that we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; that we expect fiscal 2020 capital expenditures to be approximately $950 million, including approximately $350 million for our strategic capital projects at our Florence, SC and Tres Barras, Brazil mills; that we expect to complete or strategic projects at the Florence, SC and Tres Barras, Brazil mills over the next twelve months; that we expect to start up the paper machine in Florence, SC in the second half of calendar 2020 and that the Tres Barras project is expected to start up in the second quarter of fiscal 2021; that with the completion of certain of our strategic projects in fiscal 2020, factoring in our estimated response to COVID-19, we expect to make capital investments in the range of $600 million to $800 million in fiscal 2021; that at these capital investment levels, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects and complete our strategic mill projects while also making investments to support productivity and growth in our business; that the reductions we are making in our planned capital investments will provide $300 million to $500 million of additional cash available for debt reduction through the end of fiscal 2021; that we believe that our dividend reduction is prudent given uncertain market conditions and will allow us to allocate additional cash to paying down our outstanding debt; that we will re-evaluate our dividend as the situation with COVID-19 evolves and look to grow our dividend as markets return to normal; that we expect the actions that we take under the WestRock Pandemic Action Plan to provide an additional $1 billion in cash that we will be able to use through the end of fiscal 2021 to reduce our outstanding indebtedness; that we are expecting to use Common Stock to pay our annual incentive and Company funded 401(k) contributions in calendar 2020; that we are postponing $120 million of employment taxes incurred through the end of calendar year 2020, pursuant to relief offered under the CARES Act; that we expect that the actions that we take under the WestRock Pandemic Action Plan will position us to sustain our business in a range of economic and market conditions and position us for long-term success; that we believe that we have substantial liquidity to navigate the current dynamic environment; that we remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity; that e-commerce demand may remain strong in the fiscal third quarter; that demand levels for certain market segments that benefitted from pantry stocking in the second fiscal quarter may return to more normal levels; that we expect disruptions in the protein markets to be transitory; that our foodservice and commercial print market segments are continuing a pattern of decline; that we believe that our diverse portfolio of paper and packaging products positions us well to adapt and meet our customers’ changing needs across a broad cross-section of the economy; that we believe that recent trends that we have experienced in our end market segment demand are likely to cause our sales and earnings in the fiscal third quarter to decline compared to our sales and earnings in the second fiscal quarter; that changing demand trends across many of our end markets will likely negatively impact volumes in specific portions of our business; that our financial results in the fiscal third quarter will reflect the flow through of the published price reductions for linerboard that were announced in January 2020 and the published price reductions for SBS and recycled boxboard paper grades that were announced in February 2020; that our business in the third fiscal quarter will also likely be negatively impacted by rising recycled fiber costs; that we expect to provide one-time recognition awards to our teammates who work in manufacturing and operations; that funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations; that we expect to utilize the remaining U.S. federal net operating losses and other U.S. federal credits primarily over the next two years and that foreign and state net operating losses and credits will be used over a longer period of time; that we expect our cash tax rate to move closer to our income tax rate in fiscal 2020 and 2021; that we expect to contribute approximately $25 million to our U.S. and non-U.S. pension plans in fiscal 2020; that we expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; and that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

With respect to these statements, we have made assumptions regarding, among other things, developments related to COVID-19, including the severity, magnitude and duration of the pandemic, negative global economic conditions arising from the pandemic, impacts of governments' responses to the pandemic on our operations, impacts of the pandemic on commercial activity, our customers and consumer preferences and demand, supply chain disruptions, and disruptions in the credit or financial markets; our ability to effectively integrate the operations of KapStone; the results and impact of the KapStone Acquisition; economic, competitive and market conditions generally, including the impact of COVID-19; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; and raw material and energy costs.

You should not place undue reliance on any forward-looking statements as these statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to respond effectively to the impact of COVID-19; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions, including the KapStone Acquisition, and the timing thereof, including synergies and performance improvements; our ability to successfully implement capital projects; the possibility of and uncertainties related to planned mill outages or production disruptions; market risk from changes in interest rates and commodity prices; increases in energy, raw materials, shipping and capital equipment costs; fluctuations in selling prices and volumes; intense competition; the potential loss of key customers; the impact of the Tax Act; the impact of operational restructuring activities; the impact of economic conditions, including expected price changes, competitive pricing pressures and cost increases; our desire or ability to continue to repurchase Common Stock; environmental liabilities; the cost and other effects of complying with governmental laws and regulations; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including the Brazil Tax Liability); future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, debt repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the occurrence of severe weather or a natural disaster, or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of the Fiscal 2019 Form 10-K. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2019 Form 10-K for a discussion of certain of the market risks to which we are exposed. There have been no material changes in our exposure to market risk since September 30, 2019.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in the “Risk Factors” section of the Fiscal 2019 Form 10-K. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” section of our Fiscal 2019 Form 10-K, other than the risk factor listed below.

Our Business Has Been, and Will Continue to Be, Impacted by the Outbreak of the COVID-19 Novel Coronavirus

The global impact of COVID-19 continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

In response to the spread of COVID-19, governmental authorities have implemented numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter in place and work from home orders, and shutdowns of so-called “nonessential” businesses. These measures have impacted, and may further impact, our workforce and operations, as well as those of our customers, vendors and suppliers. We have manufacturing operations in the U.S., Canada, Brazil, Mexico, Australia, China and in Europe, and each of these countries or regions has been affected by the outbreak of COVID-19 and taken various measures to try to contain it. Among other impacts to our business from the outbreak of COVID-19:

•

We may experience a decline in demand for our products due to economic uncertainty or changing consumer behaviors, including permanent or temporary facility closures. For example, we have experienced softer demand in the commercial print, tobacco, industrial, food service, cosmetics and spirits markets. In particular, demand for our industrial and distribution customers has been significantly adversely impacted by business closures due to government shelter-in-place orders, demand in food service has remained soft due to uncertainty around the timing of the reopening of restaurants, schools and other services, and demand declines from our commercial print customers in accelerating due to social distancing and related impacts.

•	Our supply chain may be disrupted due to government restrictions or if our suppliers or vendors fail to meet their obligations to us or experience disruptions in their ability to do so.
•

Our production capabilities could be disrupted if we are unable to secure sufficient supplies of raw materials or if significant portions of our workforce are unable to work effectively, including because of illness, government actions or other restrictions.

•

We may experience an increase in commodity and other input costs due to market volatility. For example, several of our mills use recycled fiber as their primary input and the cost of old corrugated container has significantly increased in recent months and may continue increasing due to low generation.

•	We may experience an increase in our working capital needs or an increase in our trade accounts receivable write-offs as a result of increased financial pressures on our suppliers and customers.
•

We may experience changes to our internal controls over financial reporting as a result of changes in working environments, such as shelter-in-place and similar orders, as well as the potential for staffing limitations.

Our business has been, and will continue to be, impacted by the outbreak of the COVID-19 novel coronavirus and these impacts may adversely affect our results of operations, cash flows and financial conditions, and the trading price of our Common Stock.

Item 6.EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1*

Amendment No. 2, dated as of March 27, 2020, to the Eighth Amended and Restated Credit and Security Agreement among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Coöperatieve Rabobank, U.A.

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

WESTROCK COMPANY
(Registrant)

Date:	May 6, 2020	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)