Form 10-Q
period 2020-06-30
WestRock Co
filed 2020-08-05
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 24, 2020
Common Stock, $0.01 par value	259,636,357

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2020	2019	2020	2019

Net sales	$4,236.3	$4,690.0	$13,107.3	$13,637.4
Cost of goods sold	3,466.3	3,701.1	10,723.5	10,967.1
Gross profit	770.0	988.9	2,383.8	2,670.3
Selling, general and administrative, excluding intangible amortization	390.1	442.4	1,234.4	1,287.4
Selling, general and administrative intangible amortization	99.6	102.4	301.5	297.7
Loss (gain) on disposal of assets	1.0	6.5	(5.9)	(37.3)
Multiemployer pension withdrawal income	(2.0)	(1.7)	(1.1)	(1.7)
Land and Development impairments	—	—	—	13.0
Restructuring and other costs	9.7	17.9	56.2	107.1
Operating profit	271.6	421.4	798.7	1,004.1
Interest expense, net	(92.4)	(111.1)	(283.2)	(317.3)
Loss on extinguishment of debt	(0.6)	(3.2)	(1.1)	(4.7)
Pension and other postretirement non-service income	25.6	18.9	78.4	54.9
Other (expense) income, net	(5.0)	3.7	(9.6)	(2.3)
Equity in income of unconsolidated entities	—	1.7	8.7	8.3
Income before income taxes	199.2	331.4	591.9	743.0
Income tax expense	(19.2)	(77.6)	(123.5)	(187.5)
Consolidated net income	180.0	253.8	468.4	555.5
Less: Net income attributable to noncontrolling interests	(1.5)	(1.2)	(3.3)	(3.4)
Net income attributable to common stockholders	$178.5	$252.6	$465.1	$552.1

Basic earnings per share attributable to common stockholders	$0.69	$0.98	$1.80	$2.15
Diluted earnings per share attributable to common stockholders	$0.69	$0.98	$1.79	$2.13

Basic weighted average shares outstanding	259.4	257.3	258.9	256.2
Diluted weighted average shares outstanding	260.4	258.6	260.2	259.1

Cash dividends paid per common share	$0.20	$0.455	$1.13	$1.365

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019

Consolidated net income	$180.0	$253.8	$468.4	$555.5
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	21.6	25.4	(265.5)	(14.3)
Derivatives:
Deferred loss on cash flow hedges	(0.7)	—	(10.1)	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.0	—	2.2	—
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	9.0	4.5	26.2	12.6
Amortization and settlement recognition of prior service cost, included in pension cost	1.0	0.4	2.5	1.3
Other comprehensive income (loss), net of tax	31.9	30.3	(244.7)	(0.4)
Comprehensive income	211.9	284.1	223.7	555.1
Less: Comprehensive income attributable to noncontrolling interests	(1.8)	(1.4)	(3.4)	(3.1)
Comprehensive income attributable to common stockholders	$210.1	$282.7	$220.3	$552.0

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	June 30, 2020	September 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$291.5	$151.6
Accounts receivable (net of allowances of $72.0 and $53.2)	2,083.2	2,193.2
Inventories	2,137.7	2,107.5
Other current assets	490.2	496.2
Assets held for sale	3.3	25.8
Total current assets	5,005.9	4,974.3
Property, plant and equipment, net	10,922.6	11,189.5
Goodwill	7,270.5	7,285.6
Intangibles, net	3,749.4	4,059.5
Restricted assets held by special purpose entities	1,269.2	1,274.3
Prepaid pension asset	305.9	224.7
Other assets	1,754.1	1,148.8
Total Assets	$30,277.6	$30,156.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$213.1	$561.1
Accounts payable	1,513.5	1,831.8
Accrued compensation and benefits	377.2	470.4
Other current liabilities	683.1	571.8
Total current liabilities	2,786.9	3,435.1
Long-term debt due after one year	9,840.3	9,502.3
Pension liabilities, net of current portion	271.3	294.0
Postretirement benefit liabilities, net of current portion	151.9	162.1
Non-recourse liabilities held by special purpose entities	1,138.7	1,145.2
Deferred income taxes	2,888.2	2,878.0
Other long-term liabilities	1,468.8	1,053.9
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	1.6	1.9
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 259.5 million and 257.8 million shares outstanding at June 30, 2020 and September 30, 2019, respectively	2.6	2.6
Capital in excess of par value	10,857.6	10,739.4
Retained earnings	2,240.3	1,997.1
Accumulated other comprehensive loss	(1,387.4)	(1,069.2)
Total stockholders’ equity	11,713.1	11,669.9
Noncontrolling interests	16.8	14.3
Total equity	11,729.9	11,684.2
Total Liabilities and Equity	$30,277.6	$30,156.7

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2020	2019	2020	2019

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	259.2	256.9	257.8	253.5
Shares issued under restricted stock plan	0.1	—	0.9	3.0
Issuance of common stock, net of stock received for minimum tax withholdings (1)	0.2	0.4	0.8	2.9
Purchases of common stock	—	—	—	(2.1)
Balance at end of period	259.5	257.3	259.5	257.3
Common Stock:
Balance at beginning of period	$2.6	$2.6	$2.6	$2.5
Issuance of common stock, net of stock received for minimum tax withholdings (1)	—	—	—	0.1
Balance at end of period	2.6	2.6	2.6	2.6
Capital in Excess of Par Value:
Balance at beginning of period	10,784.4	10,692.5	10,739.4	10,588.9
Compensation expense under share-based plans	68.9	15.9	98.4	52.0
Issuance of common stock, net of stock received for minimum tax withholdings (1)	4.3	7.0	19.8	89.9
Fair value of share-based awards issued in business combinations	—	—	—	70.8
Purchases of common stock	—	—	—	(86.2)
Balance at end of period	10,857.6	10,715.4	10,857.6	10,715.4
Retained Earnings:
Balance at beginning of period	2,114.4	1,671.2	1,997.1	1,573.3
Adoption of accounting standards (2)	—	—	73.5	43.5
Net income attributable to common stockholders	178.5	252.6	465.1	552.1
Dividends declared (per share - $0.20, $0.455, $1.13 and $1.365) (3)	(52.6)	(118.7)	(295.4)	(361.0)
Issuance of common stock, net of stock received for minimum tax withholdings	—	—	—	(0.4)
Purchases of common stock	—	—	—	(2.4)
Balance at end of period	2,240.3	1,805.1	2,240.3	1,805.1
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,419.0)	(725.5)	(1,069.2)	(695.3)
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	(73.4)	—
Other comprehensive income (loss), net of tax	31.6	30.1	(244.8)	(0.1)
Balance at end of period	(1,387.4)	(695.4)	(1,387.4)	(695.4)
Total Stockholders’ equity	11,713.1	11,827.7	11,713.1	11,827.7
Noncontrolling Interests: (4)
Balance at beginning of period	15.6	12.8	14.3	13.0
Net income	1.2	0.9	2.5	2.3
Contributions	—	—	—	0.2
Distributions and adjustments to noncontrolling interests	—	(0.1)	—	(1.9)
Balance at end of period	16.8	13.6	16.8	13.6
Total equity	$11,729.9	$11,841.3	$11,729.9	$11,841.3

(1)

Included in the issuance of common stock in the nine months ended June 30, 2019 is the issuance of approximately 1.6 million shares of Common Stock (as hereinafter defined) valued at $70.1 million in connection with the KapStone Acquisition (as hereinafter defined).

(2)	For fiscal 2020, the amount primarily relates to the adoption of ASU 2018-02 (as hereinafter defined). For fiscal 2019, the amount relates to the adoption of ASC 606 (as hereinafter defined).
(3)	Includes cash dividends paid and dividend equivalent units on certain restricted stock awards.
(4)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the Condensed Consolidated Balance Sheets.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In millions)	2020	2019

Operating activities:
Consolidated net income	$468.4	$555.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,121.4	1,128.1
Cost of real estate sold	16.1	17.3
Deferred income tax expense	16.1	36.4
Share-based compensation expense	98.4	51.3
Pension and other postretirement funding more than expense (income)	(60.7)	(44.3)
Multiemployer pension withdrawal income	(1.1)	(1.7)
Land and Development impairments	—	13.0
Other impairment adjustments	2.2	10.5
Gain on disposal of plant and equipment and other, net	(5.5)	(39.2)
Other, net	(33.4)	(61.5)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	82.4	93.9
Inventories	(70.7)	(39.5)
Other assets	(98.3)	(171.7)
Accounts payable	(240.1)	(126.3)
Income taxes	15.7	(29.5)
Accrued liabilities and other	28.1	7.3
Net cash provided by operating activities	1,339.0	1,399.6
Investing activities:
Capital expenditures	(860.2)	(976.8)
Cash paid related to business combinations, net of cash acquired	—	(3,368.3)
Investment in unconsolidated entities	(1.0)	(10.4)
Proceeds from sale of property, plant and equipment	22.5	108.3
Proceeds from property, plant and equipment insurance settlement	2.4	16.5
Other, net	10.9	30.0
Net cash used for investing activities	(825.4)	(4,200.7)
Financing activities:
Proceeds from issuance of notes	598.6	2,498.2
Additions to revolving credit facilities	413.0	192.2
Repayments of revolving credit facilities	(478.2)	(177.2)
Additions to debt	683.1	4,441.0
Repayments of debt	(1,195.8)	(4,665.0)
(Repayments) additions to commercial paper, net	(9.3)	445.6
Other debt (repayments) additions, net	(69.2)	45.9
Issuances of common stock, net of related minimum tax withholdings	16.7	8.6
Purchases of common stock	—	(88.6)
Cash dividends paid to stockholders	(292.6)	(350.7)
Cash distributions paid to noncontrolling interests	(1.4)	(3.4)
Other, net	(17.0)	(7.1)
Net cash (used for) provided by financing activities	(352.1)	2,339.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21.6)	3.9
Increase (decrease) in cash, cash equivalents and restricted cash	139.9	(457.7)
Cash, cash equivalents and restricted cash at beginning of period	151.6	636.8
Cash, cash equivalents and restricted cash at end of period	$291.5	$179.1

	Nine Months Ended
	June 30,
(In millions)	2020	2019

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$90.9	$178.1
Interest, net of amounts capitalized	$251.4	$249.9

The adoption of ASC 842, Leases, resulted in recognition of non-cash right-of-use (“ROU”) assets and non-cash operating lease liabilities. See “Note 13. Leases” for more information on the impact of this adoption.

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the nine months ended June 30, 2019 primarily relate to the KapStone Acquisition (as hereinafter defined). See “Note 3. Acquisitions” for more information.

Nine Months Ended
(In millions)	June 30, 2019

Fair value of assets acquired, including goodwill	$5,943.9
Cash consideration for the purchase of businesses, net of cash acquired	(3,369.2)
Stock issued for the purchase of a business	(70.1)
Fair value of share-based awards issued in the purchase of a business	(70.8)
Deferred payments and unpaid working capital	16.6
Liabilities assumed	$2,450.4

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended June 30, 2020

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

Basis of Presentation

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2019 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Fiscal 2019 Form 10-K”). In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three and nine months ended June 30, 2020 and June 30, 2019, our statements of comprehensive income for the three and nine months ended June 30, 2020 and June 30, 2019, our balance sheets at June 30, 2020 and September 30, 2019, our statements of cash flows for the nine months ended June 30, 2020 and June 30, 2019, and our statements of equity for the three and nine months ended June 30, 2020 and June 30, 2019.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2019 Form 10-K. The results for the three and nine months ended June 30, 2020 are not necessarily indicative of results that may be expected for the full year.

Reclassifications and Adjustments

During fiscal 2020, we evaluated our revolving credit facilities and determined that the borrowings and repayments for certain facilities should be presented gross instead of net on the condensed consolidated statements of cash flow and corrected the presentation of the prior year by an immaterial amount.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic (“COVID-19”) continues to evolve rapidly. The pandemic has affected our operational and financial performance and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

At June 30, 2020, we evaluated the current economic environment, including our current assessment of the impact of COVID-19, and there were no indicators of impairment of our long-lived assets, including goodwill that required a quantitative test to be performed. Our estimates involve numerous assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry and global economic factors, interest rate environment and future business strategy. Accordingly, our accounting estimates may materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances and the potential impact thereof, including performing our annual goodwill impairment assessment in the fourth quarter of fiscal 2020. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Long-Lived Assets” in the Fiscal 2019 Form 10-K for additional information regarding the results of, and our methods and assumptions applied to perform, our goodwill impairment testing in fiscal 2019.

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

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in Accounting Standards Codification (“ASC”) 842 “Leases” (“ASC 842”) and supersedes current lease guidance in ASC 840 “Leases”. This ASU requires lessees to put a ROU asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. We adopted the provisions of ASC 842 on October 1, 2019 using the modified retrospective approach and, as a result, did not restate prior periods. See “Note 13. Leases” for additional details.

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

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying Generally Accepted Accounting Principles (“GAAP”) guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The ASU can be adopted after its issuance date through December 31, 2022. We are currently evaluating the impact of this ASU.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This ASU simplifies the accounting for income taxes by removing certain exceptions to the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

general principles in Topic 740 under GAAP. This ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022 for us) and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In October 2018, the FASB issued ASU 2018-17 “Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety, as currently required under GAAP. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021 for us) and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which provides targeted amendments to ASC 808, “Collaborative arrangements” (“ASC 808”) and ASC 606 “Revenue from Contracts with Customers” (“ASC 606”). The amendments in this ASU require transactions between participants in a collaborative arrangement to be accounted for under ASC 606 when the counterparty is a customer. This ASU precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This ASU also amends ASC 808 to refer to the unit-of-account guidance in ASC 606 and requires it to be used only when assessing whether a transaction is in scope of ASC 606. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021 for us) and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021 for us), and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14 “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans”. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. These provisions will be applied retrospectively. This ASU is effective for fiscal years ending after December 15, 2020 (fiscal 2021 for us). Early adoption is permitted. We are currently evaluating the impact of this ASU.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which amends the guidance in ASC 350, “Intangibles Goodwill and Other”. The ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2019 (fiscal 2021 for us). Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The ASU is applied prospectively after adoption. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit losses: Measurement of Credit Losses on financial Instruments (Topic 326)” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021 for us), including interim periods within those fiscal years, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

effective. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides targeted transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option. In November 2019, the FASB issued ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”), which makes certain narrow-scope amendments to Topic 326, including allowing entities to exclude accrued interest amounts from various required disclosures under Topic 326. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)” (“ASU 2020-02”), which adds and amends paragraphs in the Accounting Standards Codification to reflect the issuance of U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 119 primarily related to the new credit losses standard. The provisions of ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 related to Topic 326 are effective concurrent with the adoption of ASU 2016-13. While we are completing our analysis, we do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.

Note 2.	Revenue Recognition

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment). Net sales are attributed to geographical markets based on our selling location.

	Three Months Ended June 30, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,632.4	$1,238.4	$—	$(44.8)	$3,826.0
South America	87.8	14.1	—	—	101.9
Europe	0.6	233.8	—	(0.2)	234.2
Asia Pacific	8.0	66.3	—	(0.1)	74.2
Total	$2,728.8	$1,552.6	$—	$(45.1)	$4,236.3

	Nine Months Ended June 30, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$8,187.0	$3,718.8	$18.9	$(137.7)	$11,787.0
South America	296.1	52.9	—	—	349.0
Europe	4.9	731.8	—	(0.2)	736.5
Asia Pacific	32.8	202.3	—	(0.3)	234.8
Total	$8,520.8	$4,705.8	$18.9	$(138.2)	$13,107.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended June 30, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,954.6	$1,306.0	$8.6	$(41.3)	$4,227.9
South America	102.8	14.8	—	—	117.6
Europe	0.7	259.3	—	(0.1)	259.9
Asia Pacific	14.7	70.0	—	(0.1)	84.6
Total	$3,072.8	$1,650.1	$8.6	$(41.5)	$4,690.0

	Nine Months Ended June 30, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$8,426.3	$3,870.7	$23.3	$(119.0)	$12,201.3
South America	321.2	52.2	—	—	373.4
Europe	0.7	789.4	—	(0.1)	790.0
Asia Pacific	49.1	224.9	—	(1.3)	272.7
Total	$8,797.3	$4,937.2	$23.3	$(120.4)	$13,637.4

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

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2019	$188.0	$7.7
Ending balance - June 30, 2020	202.0	16.9
Increase / (Decrease)	$14.0	$9.2

Note 3.	Acquisitions

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. See “Note 3. Acquisitions and Investment” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for information about our prior year acquisitions and investments. For the three and nine months ended June 30, 2020, no changes to our fiscal 2019 provisional fair value estimates of assets and liabilities assumed in acquisitions, where the measurement period was open at the beginning of the fiscal year, have been significant. The measurement periods for all prior acquisitions are closed.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the KapStone Acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration and other synergistic opportunities) and the assembled work force of KapStone, as well as from establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangible assets resulting from the KapStone Acquisition are not amortizable for tax purposes.

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

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $9.7 million and $56.2 million for the three and nine months ended June 30, 2020 and $17.9 million and $107.1 million for the three and nine months ended June 30, 2019. These amounts are not comparable since the timing and scope of the individual actions associated with

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restructuring	$7.4	$6.4	$40.1	$56.4
Other	2.3	11.5	16.1	50.7
Restructuring and other costs	$9.7	$17.9	$56.2	$107.1

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e. partial or complete plant closures), employee costs due to merger and acquisition-related workforce reductions, including voluntary retirement programs in fiscal 2019 and 2020. When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell and record charges for severance and other employee-related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as it is identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value. At the time of each announced plant closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and nine months ended June 30, 2020 and 2019, the cumulative recorded amount since we started the initiatives and our estimate of the total costs we expect to incur (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$(0.3)	$(1.9)	$2.2	$5.2	$96.3	$96.3
Severance and other employee costs	3.2	1.6	6.8	12.3	41.3	41.3
Equipment and inventory relocation costs	0.2	1.6	1.5	3.0	9.8	10.5
Facility carrying costs	0.4	0.6	1.4	2.6	19.9	20.6
Other costs	0.1	(0.1)	0.5	0.2	5.7	5.9
Restructuring total	$3.6	$1.8	$12.4	$23.3	$173.0	$174.6

Consumer Packaging

Net property, plant and equipment costs	$—	$0.2	$0.5	$—	$30.1	$30.1
Severance and other employee costs	1.9	1.2	15.0	4.0	53.4	53.4
Equipment and inventory relocation costs	—	0.2	0.1	0.9	6.0	6.5
Facility carrying costs	—	0.2	—	0.2	1.9	1.9
Other costs	1.2	0.3	1.8	3.5	10.4	11.6
Restructuring total	$3.1	$2.1	$17.4	$8.6	$101.8	$103.5

Land and Development

Net property, plant and equipment costs	$—	$—	$—	$—	$1.8	$1.8
Severance and other employee costs	—	—	—	0.1	13.8	13.8
Other costs	—	—	—	—	3.0	3.0
Restructuring total	$—	$—	$—	$0.1	$18.6	$18.6

Corporate

Severance and other employee costs	$0.1	2.4	9.0	22.2	$47.3	$47.3
Other costs	0.6	0.1	1.3	2.2	8.7	8.7
Restructuring total	$0.7	$2.5	$10.3	$24.4	$56.0	$56.0

Total

Net property, plant and equipment costs	$(0.3)	$(1.7)	$2.7	$5.2	$128.2	$128.2
Severance and other employee costs	5.2	5.2	30.8	38.6	155.8	155.8
Equipment and inventory relocation costs	0.2	1.8	1.6	3.9	15.8	17.0
Facility carrying costs	0.4	0.8	1.4	2.8	21.8	22.5
Other costs	1.9	0.3	3.6	5.9	27.8	29.2
Restructuring total	$7.4	$6.4	$40.1	$56.4	$349.4	$352.7

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

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Acquisition costs	$(0.2)	$0.9	$0.2	$27.9
Integration costs	2.5	10.6	15.9	22.6
Divestiture costs	—	—	—	0.2
Other total	$2.3	$11.5	$16.1	$50.7

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and presents a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our condensed consolidated statements of income (in millions):

	Nine Months Ended
	June 30,
	2020	2019
Accrual at beginning of fiscal year	$32.3	$31.6
Additional accruals	31.7	37.5
Payments	(35.3)	(32.9)
Adjustment to accruals	(1.1)	(3.1)
Foreign currency rate changes	—	0.1
Accrual at June 30	$27.6	$33.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Nine Months Ended
	June 30,
	2020	2019
Additional accruals and adjustments to accruals (see table above)	$30.6	$34.4
Acquisition costs	0.2	27.9
Integration costs	15.9	22.6
Divestiture costs	—	0.2
Net property, plant and equipment costs	2.7	5.2
Severance and other employee costs	(0.1)	6.9
Equipment and inventory relocation costs	1.6	3.9
Facility carrying costs	1.4	2.8
Other costs	3.9	3.2
Total restructuring and other costs	$56.2	$107.1

Note 5.	Retirement Plans

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

We have also made other immaterial adjustments from time to time to our various other withdrawal liabilities. At June 30, 2020 and September 30, 2019, we had withdrawal liabilities recorded of $237.7 million and $237.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Pension and Postretirement Income / Expense

The following table presents a summary of the components of net pension income (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$11.9	$10.2	$39.2	$32.5
Interest cost	49.7	58.8	149.1	174.0
Expected return on plan assets	(90.1)	(85.9)	(271.7)	(254.7)
Amortization of net actuarial loss	11.4	6.3	35.1	18.7
Amortization of prior service cost	1.9	1.3	5.4	3.9
Curtailment loss	—	0.1	0.4	1.0
Company defined benefit plan income	(15.2)	(9.2)	(42.5)	(24.6)
Multiemployer pension withdrawal income	(2.0)	(1.7)	(1.1)	(1.7)
Multiemployer and other plans	0.3	0.2	1.0	0.5
Net pension income	$(16.9)	$(10.7)	$(42.6)	$(25.8)

The non-service elements of our pension and postretirement costs set forth in this Note 5. Retirement Plans are reflected in the condensed consolidated statements of income line item “Pension and other postretirement non-service income”. The service cost components are reflected in “Cost of goods sold” and “Selling, general and administrative, excluding intangible amortization” line items.

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$0.3	$0.2	$1.0	$0.8
Interest cost	1.7	1.9	5.3	5.8
Amortization of net actuarial loss (gain)	0.5	(0.7)	0.1	(1.5)
Amortization of prior service credit	(0.7)	(0.7)	(2.1)	(2.1)
Net postretirement cost	$1.8	$0.7	$4.3	$3.0

Employer Contributions

During the three and nine months ended June 30, 2020, we made contributions to our qualified and supplemental defined benefit pension plans of $4.6 million and $17.2 million, respectively, and for the three and nine months ended June 30, 2019, we made contributions of $6.6 million and $16.1 million, respectively.

During the three and nine months ended June 30, 2020, we funded an aggregate of $1.6 million and $5.3 million, respectively, and for the three and nine months ended June 30, 2019, we funded an aggregate of $2.2 million and $6.6 million, respectively, to our other postretirement benefit plans.

Note 6.	Income Taxes

The effective tax rate for the three and nine months ended June 30, 2020 was 9.6% and 20.9%, respectively. The effective tax rate for the three and nine months ended June 30, 2020 was lower than the statutory federal rate primarily due to (i) the annual domestic federal return-to-provision adjustments, (ii) adjustments to certain uncertain tax positions and (iii) research and development tax credits, partially offset by the (iv) inclusion of state taxes, (v) income derived from certain foreign jurisdictions subject to higher tax rates, (vi) the exclusion of tax

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

benefits related to losses recorded by certain foreign operations, and (vii) tax expense related to stock based compensation.

The effective tax rate for the three and nine months ended June 30, 2019 was 23.4% and 25.2%, respectively. The effective tax rate for the three months ended June 30, 2019 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates and (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by (iv) the inclusion of tax benefits related to state tax law changes and (v) research and development tax credits. The effective tax rate for the nine months ended June 30, 2019 was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, (iv) the limitation of certain transaction costs and (v) the increase of deferred tax liabilities in certain state jurisdictions, partially offset by (vi) the inclusion of tax benefits related to share-based compensation and state tax law changes, (vii) research and development tax credits and (viii) an adjustment of the valuation allowance against net operating losses of foreign subsidiaries.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables show selected operating data for our segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales (aggregate):
Corrugated Packaging	$2,728.8	$3,072.8	$8,520.8	$8,797.3
Consumer Packaging	1,552.6	1,650.1	4,705.8	4,937.2
Land and Development	—	8.6	18.9	23.3
Total	$4,281.4	$4,731.5	$13,245.5	$13,757.8
Less net sales (intersegment):
Corrugated Packaging	$15.3	$19.7	$54.3	$57.1
Consumer Packaging	29.8	21.8	83.9	63.3
Total	$45.1	$41.5	$138.2	$120.4
Net sales (unaffiliated customers):
Corrugated Packaging	$2,713.5	$3,053.1	$8,466.5	$8,740.2
Consumer Packaging	1,522.8	1,628.3	4,621.9	4,873.9
Land and Development	—	8.6	18.9	23.3
Total	$4,236.3	$4,690.0	$13,107.3	$13,637.4
Segment income:
Corrugated Packaging	$227.9	$392.7	$755.8	$949.8
Consumer Packaging	95.3	91.0	232.3	253.1
Land and Development	—	1.6	1.4	2.8
Segment income	323.2	485.3	989.5	1,205.7
(Loss) gain on sale of certain closed facilities	—	(2.7)	5.5	47.8
Multiemployer pension withdrawal income	2.0	1.7	1.1	1.7
Land and Development impairments	—	—	—	(13.0)
Restructuring and other costs	(9.7)	(17.9)	(56.2)	(107.1)
Non-allocated expenses	(18.3)	(24.4)	(54.1)	(67.8)
Interest expense, net	(92.4)	(111.1)	(283.2)	(317.3)
Loss on extinguishment of debt	(0.6)	(3.2)	(1.1)	(4.7)
Other (expense) income, net	(5.0)	3.7	(9.6)	(2.3)
Income before income taxes	$199.2	$331.4	$591.9	$743.0

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Depreciation and amortization:
Corrugated Packaging	$233.1	$241.4	$717.0	$702.6
Consumer Packaging	131.2	140.7	399.7	418.5
Corporate	1.4	3.2	4.7	7.0
Total	$365.7	$385.3	$1,121.4	$1,128.1

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. In the three months ended December 31, 2019, we received the remaining Hurricane Michael-related insurance proceeds of $32.3 million, of which $29.5 million was recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The remaining $2.8 million was deferred and recorded as a reduction of cost of goods sold in the three months ended March 31, 2020. The insurance proceeds consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. Our condensed consolidated statement of cash flows for the nine months ended June 30, 2020 included $30.9 million in net cash provided by operating activities and $1.4 million of cash proceeds included in net cash used for investing activities related to Hurricane Michael and a $1.0 million receipt of proceeds recorded as a reduction of cost of goods sold in the third quarter of fiscal 2020 for an unrelated matter in the Consumer Packaging segment.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the three and nine months ended June 30, 2019, we received Hurricane Michael-related insurance proceeds of $30.0 million and $110.0 million, respectively, that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The insurance proceeds for the nine months ended June 30, 2019 consisted of $45.0 million of business interruption recoveries and $65.0 million for direct costs and property damage. Our condensed consolidated statement of cash flows for the nine months ended June 30, 2019 included $93.5 million in net cash provided by operating activities and $16.5 million of cash proceeds included in net cash used for investing activities.

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

The components of inventories were as follows (in millions):

	June 30, 2020	September 30, 2019
Finished goods and work in process	$937.1	$938.9
Raw materials	788.0	818.8
Spare parts and supplies	513.8	479.7
Inventories at FIFO cost	2,238.9	2,237.4
LIFO reserve	(101.2)	(129.9)
Net inventories	$2,137.7	$2,107.5

Note 9.Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	June 30, 2020	September 30, 2019
Property, plant and equipment at cost:
Land and buildings	$2,507.3	$2,442.3
Machinery and equipment	15,044.2	14,743.6
Forestlands and mineral rights	114.1	144.0
Transportation equipment	28.8	31.2
Leasehold improvements	102.8	100.2
	17,797.2	17,461.3
Less: accumulated depreciation, depletion and amortization	(6,874.6)	(6,271.8)
Property, plant and equipment, net	$10,922.6	$11,189.5

Note 10.	Fair Value

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments and investments for which the fair value alternative is elected when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger, acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 4. Restructuring and Other Costs” for impairments associated with restructuring activities presented as “net property, plant and equipment costs”. During the three and nine months ended June 30, 2020 and 2019, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than in the second quarter of fiscal 2019 when we recorded a $13.0 million pre-tax non-cash impairment of certain mineral rights.

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

The following table presents a summary of the activity under the A/R Sales Agreement for the nine months ended June 30, 2020 and June 30, 2019 (in millions):

	Nine Months Ended
	June 30,
	2020	2019
Receivable from financial institution at beginning of fiscal year	$—	$—
Receivables sold to the financial institution and derecognized	1,847.8	1,453.5
Receivables collected by financial institution	(1,844.7)	(1,441.6)
Cash paid to financial institution	(3.1)	(11.9)
Receivable from financial institution at June 30	$—	$—

While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables has generally ranged from $2 million to $4 million per quarter and is recorded in “other (expense) income, net”. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11.	Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for additional information on our debt and interest rates on that debt.

The following table shows the carrying value of the individual components of our debt (in millions):

	June 30, 2020	September 30, 2019
Public bonds due fiscal 2020 to 2022	$399.2	$507.8
Public bonds due fiscal 2023 to 2028	3,772.4	3,769.1
Public bonds due fiscal 2029 to 2033	2,781.9	2,197.6
Public bonds due fiscal 2037 to 2047	178.7	179.0
Term loan facilities	1,797.1	2,295.5
Revolving credit and swing facilities	285.0	396.0
Commercial paper	329.9	339.2
Finance lease obligations	277.8	185.8
Supplier financing and commercial card programs	101.0	123.2
International and other debt	130.4	70.2
Total debt	10,053.4	10,063.4
Less: current portion of debt	213.1	561.1
Long-term debt due after one year	$9,840.3	$9,502.3

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern the maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at June 30, 2020. The increase in finance lease obligations during fiscal 2020 was primarily the result of our adoption on October 1, 2019 of the leasing guidance codified in ASC 842 that caused us to recharacterize a short-term and long-term liability for two chip mills to a $100.3 million finance lease obligation.

The estimated fair value of our debt was approximately $10.8 billion as of June 30, 2020 and $10.6 billion at September 30, 2019. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments or approximates the carrying amount as the variable interest rates reprice frequently at observable current market rates.

June 2033 Notes

On June 1, 2020, WRKCo issued $600.0 million aggregate principal amount of its 3.00% Senior Notes due 2033 (the “June 2033 Notes”) in a registered offering pursuant to the Company’s automatic shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, (the “Securities Act”), at a discount of approximately $1.4 million. The June 2033 Notes transaction closed on June 3, 2020. The June 2033 Notes are WRKCo’s unsecured unsubordinated obligations, ranking equally with all of WRKCo’s other existing and future unsubordinated obligations. The June 2033 Notes will be effectively subordinated to any of WRKCo’s existing and future secured obligations to the extent of the value of the assets securing such obligations. In connection with issuing the June 2033 Notes, we recorded debt issuance costs of $5.1 million, which are being amortized over the term of the June 2033 Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rate of the June 2033 Notes was 3.10% at June 30, 2020. WestRock Company (“Parent”), WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV” and, together with RKT, the “Guarantor Subsidiaries”) guaranteed WRKCo’s obligations under the June 2033 Notes. We may redeem the June 2033 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the June 2033 Notes were primarily used to repay the $100.0 million principal amount of MWV’s 9.75% notes due June 2020 and reduce outstanding indebtedness under our Receivables Securitization Facility (as defined below) and Credit Facility (as defined below).

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revolving Credit Facility

On November 21, 2019, we amended our $2.0 billion unsecured revolving credit facility (the “Credit Facility”) to, among other things, increase the maximum permitted Debt to Capitalization Ratio (as defined in the credit agreement) from 0.60:1:00 to 0.65:1.00, extend its maturity date to November 21, 2024 and increase the committed principal to $2.3 billion. The portion of the Credit Facility that may be used to fund borrowings in non-U.S. dollar currencies including Canadian dollars, Euro and British Pounds was increased from $400 million to $500 million. Additionally, we may request that up to $200 million of the Credit Facility be used to fund borrowings in Mexican pesos. At June 30, 2020 and September 30, 2019, there were no amounts outstanding under the facility.

In connection with the amendment of the Credit Facility, on November 21, 2019, we terminated our $450.0 million unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent.

Delayed Draw Credit Facilities

On March 7, 2018, we entered into a credit agreement with Wells Fargo as administrative agent to provide for $3.8 billion of senior unsecured term loans, consisting of a 364-day $300.0 million term loan, a 3-year $1.75 billion term loan and a 5-year $1.75 billion term loan (the “Delayed Draw Credit Facilities”). At September 30, 2019, there was $1,396.9 million outstanding on the 5-year term loan, and no amounts outstanding under the 364-day and 3-year term loans.

On February 27, 2020, we prepaid $200.0 million of our 5-year term loan using proceeds from the issuance of commercial paper and cash and cash equivalents. On June 16, 2020, we prepaid $300.0 million of our 5-year term loan using cash and cash equivalents.  At June 30, 2020, there was $898.4 million outstanding on the 5-year term loan.

Receivables Securitization Facility

On May 2, 2019, we amended our $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”) to, among other things, extend its maturity date from July 22, 2019 to May 2, 2022. On March 27, 2020, we amended the facility to add additional Company legal entities that may serve to increase the amount of eligible receivables serving as collateral. At June 30, 2020 and September 30, 2019, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $700.0 million and $592.1 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2020 and September 30, 2019 were approximately $1,134.0 million and $959.3 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At June 30, 2020 and September 30, 2019, there were no amounts outstanding under this facility.

European Revolving Credit Facility

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 3-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €500.0 million. On November 21, 2019, we amended the facility to, among other things, extend the maturity date from April 27, 2021 to November 21, 2022. At June 30, 2020, we had borrowed $285.0 million under this facility and entered into foreign currency exchange contracts of $285.2 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income. At June 30, 2020, none of the total amount outstanding was classified as short-term debt. At September 30, 2019, we had borrowed $350.0 million under this facility, of which $175.0 million was classified as short-term debt.

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we were able to issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. On December 7, 2018, we terminated the commercial paper

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

program and established a new unsecured commercial paper program with WRKCo as the issuer. Under the new program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The commercial paper program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our $2.3 billion unsecured revolving credit facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds from issuances of notes under the program were initially used to repay amounts outstanding under the KapStone securitization facility that were assumed in the KapStone Acquisition and subsequently terminated, and have been, and are expected to continue to be, used for general corporate purposes. At June 30, 2020, there was $329.9 million outstanding and the average borrowing rate was 0.34%. At September 30, 2019, there was $339.2 million outstanding and the average borrowing rate was 2.39%. At June 30, 2020 and September 30, 2019, $250.0 million of the total amount outstanding was classified as long-term debt.

Note 12.	Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors

The notes issued by WRKCo (“Issuer”) and registered under the Securities Act, are fully and unconditionally guaranteed on a joint and several basis by Parent and the Guarantor Subsidiaries. See “Note 13. Debt — Exchanged Notes” and “Note 14. Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for additional information regarding our registered notes and the guarantees of our notes.

In accordance with GAAP, we retrospectively account for changes in our legal structure that constitute transfers of businesses between issuers, guarantors and non-guarantors. As such, our prior period financial statements may vary from those previously reported. The information in the prior year tables reflect such revisions, as well as revisions to correct immaterial errors in prior presentations.

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial data of the Parent, the Issuer, the Guarantor Subsidiaries, the non-guarantor subsidiaries and eliminations. Such financial data include the related Condensed Consolidating Statements of Income for the three and nine months ended June 30, 2020 and June 30, 2019, Condensed Consolidating Balance Sheets as of June 30, 2020 and September 30, 2019 and Condensed Consolidating Statements of Cash Flows for the nine months ended June 30, 2020 and June 30, 2019.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$604.9	$4,293.6	$(662.2)	$4,236.3
Cost of goods sold	—	—	485.3	3,635.4	(654.4)	3,466.3
Gross profit	—	—	119.6	658.2	(7.8)	770.0
Selling, general and administrative, excluding intangible amortization	—	0.4	18.6	371.1	—	390.1
Selling, general and administrative intangible amortization	—	—	24.5	75.1	—	99.6
(Gain) loss on disposal of assets	—	—	(0.1)	1.1	—	1.0
Multiemployer pension withdrawal income	—	—	(2.0)	—	—	(2.0)
Restructuring and other costs	—	—	—	9.7	—	9.7
Operating profit (loss)	—	(0.4)	78.6	201.2	(7.8)	271.6
Interest (expense) income, net	—	(60.6)	(33.5)	1.7	—	(92.4)
Intercompany interest (expense) income, net	—	(1.5)	(17.8)	11.5	7.8	—
Loss on extinguishment of debt	—	(0.6)	—	—	—	(0.6)
Pension and other postretirement non- service (expense) income	—	—	(1.4)	27.0	—	25.6
Other income (expense), net	—	0.5	—	(5.5)	—	(5.0)
Equity in income of consolidated entities	178.5	272.7	195.8	—	(647.0)	—
Income before income taxes	178.5	210.1	221.7	235.9	(647.0)	199.2
Income tax benefit (expense)	—	15.6	(0.6)	(34.2)	—	(19.2)
Consolidated net income	178.5	225.7	221.1	201.7	(647.0)	180.0
Less: Net income attributable to noncontrolling interests	—	—	—	(1.5)	—	(1.5)
Net income attributable to common stockholders	$178.5	$225.7	$221.1	$200.2	$(647.0)	$178.5
Comprehensive income attributable to common stockholders	$210.1	$257.2	$250.2	$231.3	$(738.7)	$210.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended June 30, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$1,825.1	$13,233.2	$(1,951.0)	$13,107.3
Cost of goods sold	—	—	1,469.1	11,181.4	(1,927.0)	10,723.5
Gross profit	—	—	356.0	2,051.8	(24.0)	2,383.8
Selling, general and administrative, excluding intangible amortization	—	0.7	75.3	1,158.4	—	1,234.4
Selling, general and administrative intangible amortization	—	—	75.0	226.5	—	301.5
Gain on disposal of assets	—	—	(0.1)	(5.8)	—	(5.9)
Multiemployer pension withdrawal income	—	—	(1.9)	0.8	—	(1.1)
Restructuring and other costs	—	3.6	—	52.6	—	56.2
Operating profit (loss)	—	(4.3)	207.7	619.3	(24.0)	798.7
Interest (expense) income, net	—	(189.1)	(102.3)	8.2	—	(283.2)
Intercompany interest (expense) income, net	—	(8.3)	(67.2)	51.5	24.0	—
Loss on extinguishment of debt	—	(1.0)	—	(0.1)	—	(1.1)
Pension and other postretirement non- service (expense) income	—	—	(5.2)	83.6	—	78.4
Other income (expense), net	0.1	0.5	1.3	(11.5)	—	(9.6)
Equity in income of unconsolidated entities	—	—	—	8.7	—	8.7
Equity in income of consolidated entities	465.0	751.6	445.2	—	(1,661.8)	—
Income before income taxes	465.1	549.4	479.5	759.7	(1,661.8)	591.9
Income tax benefit (expense)	—	50.4	(2.3)	(171.6)	—	(123.5)
Consolidated net income	465.1	599.8	477.2	588.1	(1,661.8)	468.4
Less: Net income attributable to noncontrolling interests	—	—	—	(3.3)	—	(3.3)
Net income attributable to common stockholders	$465.1	$599.8	$477.2	$584.8	$(1,661.8)	$465.1
Comprehensive income attributable to common stockholders	$220.3	$355.9	$238.6	$347.4	$(941.9)	$220.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$643.0	$4,676.3	$(629.3)	$4,690.0
Cost of goods sold	—	—	475.6	3,844.9	(619.4)	3,701.1
Gross profit	—	—	167.4	831.4	(9.9)	988.9
Selling, general and administrative, excluding intangible amortization	—	(0.4)	26.0	416.8	—	442.4
Selling, general and administrative intangible amortization	—	—	26.1	76.3	—	102.4
Loss on disposal of assets	—	—	0.1	6.4	—	6.5
Multiemployer pension withdrawal income	—	—	—	(1.7)	—	(1.7)
Restructuring and other costs	—	1.4	0.1	16.4	—	17.9
Operating profit (loss)	—	(1.0)	115.1	317.2	(9.9)	421.4
Interest expense, net	—	(66.5)	(36.9)	(7.7)	—	(111.1)
Intercompany interest (expense) income, net	—	(2.5)	(33.3)	25.9	9.9	—
Loss on extinguishment of debt	—	(0.8)	(2.3)	(0.1)	—	(3.2)
Pension and other postretirement non- service (expense) income	—	—	(1.4)	20.3	—	18.9
Other (expense) income, net	—	—	(35.2)	38.9	—	3.7
Equity in income of unconsolidated entities	—	—	—	1.7	—	1.7
Equity in income (loss) of consolidated entities	252.6	276.9	(11.4)	—	(518.1)	—
Income (loss) before income taxes	252.6	206.1	(5.4)	396.2	(518.1)	331.4
Income tax benefit (expense)	—	17.9	(1.9)	(93.6)	—	(77.6)
Consolidated net income (loss)	252.6	224.0	(7.3)	302.6	(518.1)	253.8
Less: Net income attributable to noncontrolling interests	—	—	—	(1.2)	—	(1.2)
Net income (loss) attributable to common stockholders	$252.6	$224.0	$(7.3)	$301.4	$(518.1)	$252.6
Comprehensive income attributable to common stockholders	$282.7	$253.7	$20.7	$331.8	$(606.2)	$282.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended June 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$1,906.0	$13,648.2	$(1,916.8)	$13,637.4
Cost of goods sold	—	—	1,503.3	11,370.7	(1,906.9)	10,967.1
Gross profit	—	—	402.7	2,277.5	(9.9)	2,670.3
Selling, general and administrative, excluding intangible amortization	—	—	53.3	1,234.1	—	1,287.4
Selling, general and administrative intangible amortization	—	—	78.4	219.3	—	297.7
Loss (gain) on disposal of assets	—	—	0.1	(37.4)	—	(37.3)
Multiemployer pension withdrawal income	—	—	—	(1.7)	—	(1.7)
Land and Development impairments	—	—	—	13.0	—	13.0
Restructuring and other costs	—	5.3	0.2	101.6	—	107.1
Operating profit (loss)	—	(5.3)	270.7	748.6	(9.9)	1,004.1
Interest expense, net	—	(178.5)	(128.8)	(10.0)	—	(317.3)
Intercompany interest income (expense), net	—	1.0	(87.9)	77.0	9.9	—
Loss on extinguishment of debt	—	(2.6)	(1.9)	(0.2)	—	(4.7)
Pension and other postretirement non- service (expense) income	—	—	(4.8)	59.7	—	54.9
Other (expense) income, net	—	(4.0)	(35.6)	37.3	—	(2.3)
Equity in income of unconsolidated entities	—	—	—	8.3	—	8.3
Equity in income of consolidated entities	552.1	671.1	403.0	—	(1,626.2)	—
Income before income taxes	552.1	481.7	414.7	920.7	(1,626.2)	743.0
Income tax benefit (expense)	—	46.9	(3.2)	(231.2)	—	(187.5)
Consolidated net income	552.1	528.6	411.5	689.5	(1,626.2)	555.5
Less: Net income attributable to noncontrolling interests	—	—	—	(3.4)	—	(3.4)
Net income attributable to common stockholders	$552.1	$528.6	$411.5	$686.1	$(1,626.2)	$552.1
Comprehensive income attributable to common stockholders	$552.0	$530.6	$415.9	$687.0	$(1,633.5)	$552.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$178.4	$113.1	$—	$291.5
Accounts receivable	—	—	38.9	2,092.7	(48.4)	2,083.2
Inventories	—	—	239.9	1,897.8	—	2,137.7
Other current assets	0.5	—	6.3	483.4	—	490.2
Intercompany receivables	—	24.0	0.3	1,372.8	(1,397.1)	—
Assets held for sale	—	—	—	3.3	—	3.3
Total current assets	0.5	24.0	463.8	5,963.1	(1,445.5)	5,005.9
Property, plant and equipment, net	—	—	14.8	10,907.8	—	10,922.6
Goodwill	—	—	1,158.6	6,111.9	—	7,270.5
Intangibles, net	—	—	1,409.9	2,339.5	—	3,749.4
Restricted assets held by special purpose entities	—	—	—	1,269.2	—	1,269.2
Prepaid pension asset	—	—	—	305.9	—	305.9
Intercompany notes receivable	—	154.9	149.8	2,821.3	(3,126.0)	—
Investments in consolidated subsidiaries	12,158.9	18,891.4	19,827.1	—	(50,877.4)	—
Other assets	—	91.4	233.8	1,515.6	(86.7)	1,754.1
Total Assets	$12,159.4	$19,161.7	$23,257.8	$31,234.3	$(55,535.6)	$30,277.6

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$79.9	$—	$133.2	$—	$213.1
Accounts payable	—	1.1	24.2	1,536.6	(48.4)	1,513.5
Accrued compensation and benefits	0.2	—	14.5	362.5	—	377.2
Other current liabilities	—	51.8	107.7	523.6	—	683.1
Intercompany payables	446.1	57.7	470.6	422.7	(1,397.1)	—
Total current liabilities	446.3	190.5	617.0	2,978.6	(1,445.5)	2,786.9
Long-term debt due after one year	—	6,706.4	1,972.0	1,161.9	—	9,840.3
Intercompany notes payable	—	753.3	2,068.0	304.7	(3,126.0)	—
Pension liabilities, net of current portion	—	—	141.6	129.7	—	271.3
Postretirement benefit liabilities, net of current portion	—	—	25.2	126.7	—	151.9
Non-recourse liabilities held by special purpose entities	—	—	—	1,138.7	—	1,138.7
Deferred income taxes	—	—	310.0	2,664.9	(86.7)	2,888.2
Other long-term liabilities	—	35.3	152.5	1,281.0	—	1,468.8
Redeemable noncontrolling interests	—	—	—	1.6	—	1.6
Total stockholders’ equity	11,713.1	11,476.2	17,971.5	21,429.7	(50,877.4)	11,713.1
Noncontrolling interests	—	—	—	16.8	—	16.8
Total equity	11,713.1	11,476.2	17,971.5	21,446.5	(50,877.4)	11,729.9
Total Liabilities and Equity	$12,159.4	$19,161.7	$23,257.8	$31,234.3	$(55,535.6)	$30,277.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$17.8	$133.8	$—	$151.6
Accounts receivable	—	—	31.1	2,201.7	(39.6)	2,193.2
Inventories	—	—	254.3	1,853.2	—	2,107.5
Other current assets	—	1.2	11.8	483.2	—	496.2
Intercompany receivables	—	227.7	—	1,128.6	(1,356.3)	—
Assets held for sale	—	—	—	25.8	—	25.8
Total current assets	—	228.9	315.0	5,826.3	(1,395.9)	4,974.3
Property, plant and equipment, net	—	—	18.9	11,170.6	—	11,189.5
Goodwill	—	—	1,158.6	6,127.0	—	7,285.6
Intangibles, net	—	—	1,485.0	2,574.5	—	4,059.5
Restricted assets held by special purpose entities	—	—	—	1,274.3	—	1,274.3
Prepaid pension asset	—	—	—	224.7	—	224.7
Intercompany notes receivable	—	155.0	156.9	3,026.8	(3,338.7)	—
Investments in consolidated subsidiaries	11,973.6	18,524.2	20,103.6	—	(50,601.4)	—
Other assets	—	67.8	185.3	971.8	(76.1)	1,148.8
Total Assets	$11,973.6	$18,975.9	$23,423.3	$31,196.0	$(55,412.1)	$30,156.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$135.3	$108.9	$316.9	$—	$561.1
Accounts payable	—	0.7	31.3	1,839.4	(39.6)	1,831.8
Accrued compensation and benefits	0.3	—	14.5	455.6	—	470.4
Other current liabilities	—	18.6	83.8	469.4	—	571.8
Intercompany payables	303.4	—	1,052.9	—	(1,356.3)	—
Total current liabilities	303.7	154.6	1,291.4	3,081.3	(1,395.9)	3,435.1
Long-term debt due after one year	—	6,608.0	1,982.9	911.4	—	9,502.3
Intercompany notes payable	—	636.3	2,390.5	311.9	(3,338.7)	—
Pension liabilities, net of current portion	—	—	147.6	146.4	—	294.0
Postretirement benefit liabilities, net of current portion	—	—	25.7	136.4	—	162.1
Non-recourse liabilities held by special purpose entities	—	—	—	1,145.2	—	1,145.2
Deferred income taxes	—	—	278.9	2,675.2	(76.1)	2,878.0
Other long-term liabilities	—	12.9	131.2	909.8	—	1,053.9
Redeemable noncontrolling interests	—	—	—	1.9	—	1.9
Total stockholders’ equity	11,669.9	11,564.1	17,175.1	21,862.2	(50,601.4)	11,669.9
Noncontrolling interests	—	—	—	14.3	—	14.3
Total equity	11,669.9	11,564.1	17,175.1	21,876.5	(50,601.4)	11,684.2
Total Liabilities and Equity	$11,973.6	$18,975.9	$23,423.3	$31,196.0	$(55,412.1)	$30,156.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$275.9	$(38.1)	$250.6	$850.6	$—	$1,339.0
Investing activities:
Capital expenditures	—	—	—	(860.2)	—	(860.2)
Investment in unconsolidated entities	—	—	—	(1.0)	—	(1.0)
Proceeds from sale of property, plant and equipment	—	—	0.1	22.4	—	22.5
Proceeds from property, plant and equipment insurance settlement	—	—	—	2.4	—	2.4
Intercompany notes proceeds	—	—	5.0	—	(5.0)	—
Other, net	—	—	9.9	1.0	—	10.9
Net cash provided by (used for) investing activities	—	—	15.0	(835.4)	(5.0)	(825.4)
Financing activities:
Proceeds from issuance of notes	—	598.6	—	—	—	598.6
Additions to revolving credit facilities	—	350.0	—	63.0	—	413.0
Repayments of revolving credit facilities	—	(350.0)	—	(128.2)	—	(478.2)
Additions to debt	—	—	—	683.1	—	683.1
Repayments of debt	—	(500.0)	(105.0)	(590.8)	—	(1,195.8)
Repayments of commercial paper, net	—	(9.3)	—	—	—	(9.3)
Other debt repayments, net	—	(46.0)	—	(23.2)	—	(69.2)
Issuances of common stock, net of related minimum tax withholdings	16.7	—	—	—	—	16.7
Cash dividends paid to stockholders	(292.6)	—	—	—	—	(292.6)
Cash distributions paid to noncontrolling interests	—	—	—	(1.4)	—	(1.4)
Intercompany notes payments	—	—	—	(5.0)	5.0	—
Other, net	—	(5.2)	—	(11.8)	—	(17.0)
Net cash (used for) provided by financing activities	(275.9)	38.1	(105.0)	(14.3)	5.0	(352.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(21.6)	—	(21.6)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	160.6	(20.7)	—	139.9
Cash, cash equivalents and restricted cash at beginning of period	—	—	17.8	133.8	—	151.6
Cash, cash equivalents and restricted cash at end of period	$—	$—	$178.4	$113.1	$—	$291.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The condensed consolidating statements of cash flows for the nine months ended June 30, 2020 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Nine Months Ended June 30, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Investing activities:
Intercompany notes issued	$—	$—	$(63.6)	$(117.0)	$180.6	$—
Intercompany notes proceeds	$—	$—	$65.8	$322.5	$(388.3)	$—
Intercompany capital investment	$(407.3)	$(625.6)	$(917.8)	$—	$1,950.7	$—
Intercompany return of capital	$442.0	$21.2	$619.7	$—	$(1,082.9)	$—

Financing activities:
Intercompany notes borrowing	$—	$117.0	$—	$63.6	$(180.6)	$—
Intercompany notes payments	$—	$—	$(322.5)	$(65.8)	$388.3	$—
Intercompany capital receipt	$—	$—	$625.2	$1,325.5	$(1,950.7)	$—
Intercompany capital distribution	$—	$(442.0)	$(21.2)	$(619.7)	$1,082.9	$—
Intercompany dividends paid	$—	$—	$(48.3)	$(1,436.9)	$1,485.2	$—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$430.7	$(512.4)	$445.9	$1,035.4	$—	$1,399.6
Investing activities:
Capital expenditures	—	—	(2.5)	(974.3)	—	(976.8)
Cash paid related to business combinations, net of cash acquired	—	—	—	(3,368.3)	—	(3,368.3)
Investment in unconsolidated entities	—	—	—	(10.4)	—	(10.4)
Proceeds from sale of property, plant and equipment	—	—	—	108.3	—	108.3
Proceeds from property, plant and equipment insurance settlement	—	—	—	16.5	—	16.5
Intercompany notes issued	—	—	(0.1)	(75.7)	75.8	—
Intercompany notes proceeds	—	9.2	4.3	3,870.2	(3,883.7)	—
Intercompany capital investment	(563.0)	(563.0)	—	—	1,126.0	—
Other, net	—	—	28.2	1.8	—	30.0
Net cash (used for) provided by investing activities	(563.0)	(553.8)	29.9	(431.9)	(2,681.9)	(4,200.7)
Financing activities:
Proceeds from issuance of notes	—	2,498.2	—	—	—	2,498.2
Additions to revolving credit facilities	—	67.2	—	125.0	—	192.2
Repayments of revolving credit facilities	—	(67.2)	—	(110.0)	—	(177.2)
Additions to debt	—	4,101.8	(1.0)	340.2	—	4,441.0
Repayments of debt	—	(2,187.1)	(958.6)	(1,519.3)	—	(4,665.0)
Additions to commercial paper, net	—	445.6	—	—	—	445.6
Other debt additions, net	—	35.3	—	10.6	—	45.9
Issuances of common stock, net of related minimum tax withholdings	8.6	—	—	—	—	8.6
Purchases of common stock	(88.6)	—	—	—	—	(88.6)
Cash dividends paid to stockholders	(350.7)	—	—	—	—	(350.7)
Cash distributions paid to noncontrolling interests	—	—	—	(3.4)	—	(3.4)
Intercompany notes borrowing	—	—	75.7	0.1	(75.8)	—
Intercompany notes payments	—	(3,800.0)	(70.2)	(13.5)	3,883.7	—
Intercompany capital receipt	563.0	—	—	563.0	(1,126.0)	—
Other, net	—	(27.8)	—	20.7	—	(7.1)
Net cash provided by (used for) financing activities	132.3	1,066.0	(954.1)	(586.6)	2,681.9	2,339.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	3.9	—	3.9
(Decrease) increase in cash, cash equivalents and restricted cash	—	(0.2)	(478.3)	20.8	—	(457.7)
Cash, cash equivalents and restricted cash at beginning of period	—	0.2	490.8	145.8	—	636.8
Cash, cash equivalents and restricted cash at end of period	$—	$—	$12.5	$166.6	$—	$179.1

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

Financing activities:
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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13.Leases

On October 1, 2019, we adopted ASU 2016-02 “Leases”, which is codified in ASC 842 and supersedes current lease guidance in ASC 840, using the modified retrospective approach and as a result we did not restate prior periods. We elected the package of three practical expedients permitted within the standard pursuant to which we did not reassess initial direct costs, lease classification or whether our contracts contain or are leases. In addition, we also applied the practical expedient to account for the lease and non-lease components as a single lease component for all of our leases. We also made an accounting policy election to not recognize ROU assets and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised. The adoption of ASC 842 resulted in the recognition of ROU assets of $731.1 million (net of deferred rent and favorable/unfavorable lease liabilities) with corresponding operating lease liabilities of $783.9 million. The condensed consolidated financial statements for the periods ended June 30, 2020 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Effective October 1, 2019, operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Our leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases provide for variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for our leases, we apply a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities.

Components of Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020
Operating lease costs	$50.0	$150.0
Variable and short-term lease costs	25.6	79.6
Sublease income	(1.5)	(5.0)
Finance lease cost:
Amortization of lease assets	2.5	8.0
Interest on lease liabilities	1.9	6.0
Total lease cost, net	$78.5	$238.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

	Condensed Consolidated Balance Sheet Caption	June 30, 2020

Operating leases:
Operating lease right-of-use asset	Other assets	$649.2

Current operating lease liabilities	Other current liabilities	$169.0
Operating lease liabilities	Other long-term liabilities	535.5
Total operating lease liabilities		$704.5

Finance leases:
Property, plant and equipment		$145.6
Accumulated depreciation		(19.0)
Property, plant and equipment, net		$126.6

Current finance lease liabilities	Current portion of debt	$9.3
Noncurrent finance lease liabilities	Long-term debt due after one year	268.5
Total finance lease liabilities		$277.8

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Lease Term and Discount Rate

June 30, 2020
Weighted average remaining lease term:
Operating leases	5.9 years
Finance leases	9.2 years

Weighted average discount rate:
Operating leases	2.7%
Finance leases	4.0%

Supplemental Cash Flow Information Related to Leases

The table below presents supplemental cash flow information related to leases (in millions):

Nine Months Ended
June 30, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$151.7
Operating cash flows related to finance leases	$6.5
Financing cash flows related to finance leases	$7.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Maturity of Lease Liabilities

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet (in millions):

	June 30, 2020
	Operating Leases	Finance Leases	Total

Remaining fiscal 2020	$50.3	$4.3	$54.6
Fiscal 2021	177.1	16.1	193.2
Fiscal 2022	140.3	15.2	155.5
Fiscal 2023	110.0	13.3	123.3
Fiscal 2024	87.8	12.1	99.9
Thereafter	203.5	300.9	504.4
Total lease payments	769.0	361.9	1,130.9
Less: Interest (1)	(64.5)	(84.1)	(148.6)
Present value of future lease payments	$704.5	$277.8	$982.3

(1)	Calculated using the interest rate for each lease.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have been named as a potentially responsible party (“PRP”) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Many of these proceedings involve the cleanup of hazardous substances at sites that received waste from many different sources. While joint and several liability is authorized under CERCLA and analogous state laws, liability for CERCLA cleanups is typically shared with other PRPs, and costs are commonly allocated according to relative amounts of waste deposited and other factors. We believe we have insurance and contractual indemnification rights that may allow us to recover certain defense and other costs at some CERCLA sites. There are other remediation costs typically associated with the cleanup of hazardous substances at our current, closed or formerly-owned facilities, and recorded as liabilities in our balance sheet. Remediation costs are recorded in our financial statements when they become probable and reasonably estimable.

See “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K for information related to environmental matters.

As of June 30, 2020, we had $8.1 million reserved for environmental liabilities on an undiscounted basis, of which $2.9 million is included in other long-term liabilities and $5.2 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at June 30, 2020.

Litigation

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2020, there were approximately 1,125 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Brazil Tax Liability

We are challenging claims by the Brazil Federal Revenue Department that we are liable for underpayment of tax, penalties and interest in relation to a claim that a subsidiary of MeadWestvaco Corporation had reduced its tax liability related to the goodwill generated by the 2002 merger of two of its Brazil subsidiaries. The matter has proceeded through the Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to 2012. The tax and interest claim relating to tax years 2009 to 2012 was finalized and is now the subject of an annulment action we filed in the Brazil federal court. CARF notified us of its final decision regarding the tax, penalties and interest claims relating to tax years 2003 to 2008 on June 3, 2020. We have filed an annulment action in Brazil federal court with respect to that decision as well. The dispute related to penalties for tax years 2009 to 2012 remains before CARF.

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$691 million ($127 million) as of June 30, 2020, including various penalties and interest. The amount of our uncertain tax position reserve for this matter, that excludes certain penalties, is included in the unrecognized tax benefits table. See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements section in the Fiscal 2019 Form 10-K. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and certain other agreements. We estimate our exposure to these matters could be approximately $50 million. As of June 30, 2020, we had recorded $9.7 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019, the Supreme Court of Brazil rendered favorable decisions on six of our cases granting us the right to recover certain state value added tax. The tax authorities in Brazil have filed a Motion of Clarification with the Supreme Court of Brazil and the timing of the decision is unknown at this time. However, based on our preliminary evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government. Due to the volume of invoices being reviewed (January 2002 to September 2019), we have recorded the estimated recoveries across several periods beginning in the fourth quarter of fiscal 2019 as we have reviewed the documents and the amount has become estimable. In the three months and nine months ended June 30, 2020, we recorded a receivable for our expected recovery and interest that consisted primarily of a $4.2 million and $27.7 million reduction of cost of goods sold and a $6.0 million and $17.6 million reduction of interest expense, net, respectively. We are in the process of calculating additional recoveries for 2009, and may record additional amounts in future periods as we complete our analysis. We will continue to evaluate the impact of the court’s decision on the remainder of our cases.

Note 15.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the nine months ended June 30, 2020, we repurchased no shares of Common Stock. In the nine months ended June 30, 2019, we repurchased approximately 2.1 million shares of Common Stock for an aggregate cost of $88.6 million. As of June 30, 2020, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended June 30, 2020 and June 30, 2019 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2019	$0.7	$(698.0)	$(371.9)	$(1,069.2)
Other comprehensive loss before reclassifications	(10.1)	—	(265.2)	(275.3)
Amounts reclassified from accumulated other comprehensive loss	2.2	28.3	—	30.5
Net current period other comprehensive (loss) income	(7.9)	28.3	(265.2)	(244.8)
Reclassification of stranded tax effects	—	(73.4)	—	(73.4)
Balance at June 30, 2020	$(7.2)	$(743.1)	$(637.1)	$(1,387.4)

(1) All amounts are net of tax and noncontrolling interests.

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2018	$(0.2)	$(465.9)	$(229.2)	$(695.3)
Other comprehensive loss before reclassifications	—	—	(13.7)	(13.7)
Amounts reclassified from accumulated other comprehensive loss	—	13.6	—	13.6
Net current period other comprehensive income (loss)	—	13.6	(13.7)	(0.1)
Balance at June 30, 2019	$(0.2)	$(452.3)	$(242.9)	$(695.4)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 25% to 26% for the nine months ended June 30, 2020 and 25% to 26% for the nine months ended June 30, 2019. Although we are impacted by the exchange rates of a number of currencies, foreign currency translation adjustments recorded in accumulated other comprehensive loss for the nine months ended June 30, 2020 were primarily due to losses in the Brazilian Real, Mexican Peso, Canadian dollar and Euro, each against the U.S. dollar. Foreign currency translation losses recorded in accumulated other comprehensive loss for the nine months ended June 30, 2019 were primarily due to losses in the Canadian dollar, Mexican Peso, British Pound and Euro, partially offset by gains in the Brazilian Real, each against the U.S. dollar.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(11.4)	$2.6	$(8.8)	$(5.9)	$1.5	$(4.4)
Prior service costs (2)	(1.3)	0.3	(1.0)	(0.5)	0.1	(0.4)
Subtotal defined benefit plans	(12.7)	2.9	(9.8)	(6.4)	1.6	(4.8)

Derivative Instruments: (1)
Interest rate swap hedge loss (3)	(1.4)	0.3	(1.1)	—	—	—

Total reclassifications for the period	$(14.1)	$3.2	$(10.9)	$(6.4)	$1.6	$(4.8)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.

(3)  These accumulated other comprehensive income components are included in Interest expense, net.

	Nine Months Ended			Nine Months Ended
	June 30, 2020			June 30, 2019
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(34.5)	$8.7	$(25.8)	$(16.6)	$4.3	$(12.3)
Prior service costs (2)	(3.3)	0.8	(2.5)	(1.7)	0.4	(1.3)
Reclassification of stranded tax effects (3)	—	73.4	73.4	—	—	—
Subtotal defined benefit plans	(37.8)	82.9	45.1	(18.3)	4.7	(13.6)

Derivative Instruments: (1)
Interest rate swap hedge loss (4)	(0.4)	0.1	(0.3)	—	—	—
Natural gas commodity hedge loss (5)	(2.6)	0.7	(1.9)	—	—	—
Subtotal cash flow hedges	(3.0)	0.8	(2.2)	—	—	—

Total reclassifications for the period	$(40.8)	$83.7	$42.9	$(18.3)	$4.7	$(13.6)

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common stockholders	$178.5	$252.6	$465.1	$552.1
Less: Distributed and undistributed income available to participating securities	—	—	(0.1)	—
Distributed and undistributed income available to common stockholders	$178.5	$252.6	$465.0	$552.1

Denominator:
Basic weighted average shares outstanding	259.4	257.3	258.9	256.2
Effect of dilutive stock options and non- participating securities	1.0	1.3	1.3	2.9
Diluted weighted average shares outstanding	260.4	258.6	260.2	259.1

Basic earnings per share attributable to common stockholders	$0.69	$0.98	$1.80	$2.15
Diluted earnings per share attributable to common stockholders	$0.69	$0.98	$1.79	$2.13

Approximately 4.0 million and 1.4 million awards in the three months ended June 30, 2020 and June 30, 2019, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Approximately 2.2 million and 1.3 million awards in the nine months ended June 30, 2020 and June 30, 2019, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

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

Executive Summary

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2020	2019	2020	2019

Net sales	$4,236.3	$4,690.0	$13,107.3	$13,637.4
Segment income	$323.2	$485.3	$989.5	$1,205.7

Net sales of $4,236.3 million for the third quarter of fiscal 2020 decreased $453.7 million, or 9.7%, compared to the third quarter of fiscal 2019. This decrease was primarily due to lower selling price/mix and lower volumes, including the impact of COVID-19, as well as unfavorable foreign currency impacts across our segments.

Segment income decreased $162.1 million in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, primarily due to lower Corrugated Packaging segment income partially offset by higher Consumer Packaging segment income. A detailed review of our performance appears below under “Results of Operations (Consolidated)” and “Results of Operations (Segment Data)”.

COVID-19 Response

WestRock Pandemic Action Plan

We are executing our differentiated strategy with financial strength and substantial liquidity, and we are adapting quickly to changing market conditions. Given the uncertainties associated with the severity and duration of COVID-19, we are implementing the WestRock Pandemic Action Plan, which we communicated in May 2020 and expect will provide an additional $1 billion in cash through the end of fiscal 2021 that we will be able to use to reduce our outstanding indebtedness, with more than $350 million expected to be achieved in fiscal 2020. Pursuant to the WestRock Pandemic Action Plan, we:

•	Continue to protect the safety and well-being of our teammates,
•	Continue to match our supply with our customers’ demand,
•

Decreased the salaries of our senior executive team by up to 25% from May 1, 2020 through December 31, 2020 and decreased the retainer for members of our board of directors by 25% for the third and fourth calendar quarters of 2020, in addition to reducing discretionary expenses,

•	Expect to use Common Stock to pay our annual incentive for fiscal 2020.
•	Have begun using Common Stock to make Company funded 401(k) contributions in calendar 2020,
•	Expect to reduce fiscal 2020 capital investments by approximately $150 million to approximately $950 million and fiscal 2021 capital investments to a range of $600 to $800 million,
•

Continue to postpone an estimated $120 million of employment taxes incurred through the end of calendar year 2020, pursuant to relief offered under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and

•	Reset our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share.

We expect that our actions under the WestRock Pandemic Action Plan will position us to sustain our business in a range of economic and market conditions and position us for long-term success.

Health and Safety of our Teammates

Our first priority is the health and safety of our teammates. We have taken, and continue to take, actions to protect the health and safety of our teammates during COVID-19, including:

•	Implementing social distancing practices,
•	Cleaning and disinfecting workstations and common surfaces frequently and arranging for deep cleaning and sanitizing of our sites, as needed,
•	Encouraging the use of face coverings generally and complying with specific requirements where use is mandated,
•	Enforcing quarantine guidelines for team members affected or potentially exposed to COVID-19, and
•	Supporting flexible and alternative work arrangements, including a work-from-home strategy for team members whose jobs can be performed remotely.

We have also implemented health questionnaires and temperature screenings in compliance with applicable law and launched an online Coronavirus Resource Center to keep our teammates up to date on Company and health authority information, including information from the World Health Organization and the U.S. Centers for Disease Control and Prevention.

During the third quarter of fiscal 2020, we provided one-time recognition awards to our teammates who work in manufacturing and operations and recognized expense of $31.6 million for those awards. We also incurred an additional expense of $20.6 million for cleaning, safety supplies and equipment, screening resources and other items. We expect to continue to incur expenses for these items as needed in the future.

Business Continuity

Our business is an essential part of the global supply chain. Our paper and packaging products enable our customers to package essential food, beverage, health products, cleaning products and other goods. We are continuing to operate and meet or exceed our customers’ needs in this rapidly evolving demand environment.

We have formed a business continuity team comprised of senior leaders throughout our organization that develops and implements business continuity plans to ensure that our operations are well positioned to continue producing and delivering products to customers without disruption. The business continuity team meets regularly to identify and address issues as they arise and focuses on taking actions that address current circumstances associated with COVID-19 while positioning us for future growth.

Financial Flexibility and Liquidity

In June 2020, WRKCo issued $600.0 million aggregate principal amount of its 3.00% Senior Notes due 2033. Our cash and cash equivalents and long-term committed available borrowings aggregated to more than $3.2 billion of liquidity at June 30, 2020. We have limited debt maturities prior to March 2022. We believe that we have substantial liquidity to navigate the current dynamic environment, and remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity.

The CARES Act allows employers to postpone paying their share of employment taxes incurred through the end of calendar year 2020. We expect to postpone an estimated $120 million of such payments over the next three quarters and will be required to pay 50% of these amounts in December 2021 and the remaining 50% in December 2022.

End Market Segment Demand Trends

End market demand trends continue to be significantly impacted by COVID-19. In the third quarter of fiscal 2020, we continued to experience strong sequential demand from the e-commerce, food and healthcare end markets. However, strength in these end markets was more than offset by lower sales in other market segments, including industrial, protein, commercial print and high-end consumer products. We are not certain whether these trends will continue into future reporting periods and, if so, for how long, or if the pickup we have seen in several of these market segments coincident with the reopening of the economy will continue. We believe that our diverse portfolio of paper and packaging products positions us well to adapt and meet our customers’ changing needs across a broad cross-section of the economy. In particular, for customers and markets that have had increased demand, the scale of our operations has enabled us to partner with our customers to support these needs.

Expectations for the Fourth Quarter of Fiscal 2020

We expect that our financial results in the fourth quarter of fiscal 2020 will continue to be impacted by changing demand trends across many of our end markets. We expect shipment volumes to improve sequentially from the third quarter, including the benefit from an additional shipping day, as well as the month-to-month recovery we are seeing in our monthly box shipment trends in May, June and July. From a cost perspective, we expect our recycled fiber costs in the fourth quarter of fiscal 2020 to be approximately $25 dollars per ton lower than the average in the fiscal third quarter, and we expect other commodity costs to be similar. We plan to take 112,000 tons of maintenance downtime in the fourth quarter of fiscal 2020, and we will not benefit from approximately $29 million of non-recurring items that we experienced in the third fiscal quarter for items such as a reduction in our annual short-term incentive compensation.

The second half of our fiscal year has traditionally been the strongest period for cash flow generation. With our expectation of relatively stable sequential earnings, as well as our focus on managing working capital, reduced levels of capital investment and the other benefits we expect to realize from the Pandemic Action Plan, we expect to generate strong cash flows in the fiscal fourth quarter.

Goodwill

At June 30, 2020, we evaluated the current economic environment, including our current assessment of the impact of COVID-19, and there were no indicators of impairment of our long-lived assets, including goodwill that required a quantitative test to be performed. Our estimates involve numerous assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry and global economic factors, interest rate environment and future business strategy. Accordingly, our accounting estimates may materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances and the potential impact thereof, including performing our annual goodwill impairment assessment in the fourth quarter of fiscal 2020. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material. See Item 1A. “Risk Factors — We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Would Adversely Impact Our Operating Results and Shareholders” in the Fiscal 2019 Form 10-K. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” in the Fiscal 2019 Form 10-K for additional information regarding the results of, and our methods and assumptions applied to perform, our goodwill impairment testing in fiscal 2019.

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

Earnings per diluted share were $0.69 in the third quarter of fiscal 2020 compared to $0.98 in the third quarter of fiscal 2019. Adjusted Earnings Per Diluted Share were $0.76 and $1.11 in the third quarter of fiscal 2020 and 2019, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings per diluted share	$0.69	$0.98	$1.79	$2.13
Restructuring and other items	0.03	0.05	0.16	0.36
COVID-19 manufacturing and operations bonus	0.09	—	0.09	—
North Charleston and Florence transition and reconfiguration costs	0.02	—	0.13	—
Losses at closed plants, transition and start-up costs	0.02	0.03	0.06	0.04
Accelerated depreciation on major capital projects and certain plant closures	—	0.03	0.05	0.08
Loss on extinguishment of debt	—	0.01	—	0.02
Brazil indirect tax claim	(0.03)	—	(0.12)	—
Adjustment related to Tax Cuts and Jobs Act	(0.06)	—	(0.06)	0.02
Direct expenses (recoveries) from Hurricane Michael, net of related proceeds	—	0.01	(0.05)	0.13
Litigation recovery	—	—	(0.03)	—
Loss (gain) on sale of certain closed facilities	—	0.01	(0.02)	(0.14)
Land and Development impairment and operating results (1)	—	(0.01)	—	0.03
Inventory stepped-up in purchase accounting, net of LIFO	—	—	—	0.07
Interest accretion and other	—	—	—	(0.02)
Other	—	—	0.02	0.02
Adjusted Earnings Per Diluted Share	$0.76	$1.11	$2.02	$2.74

(1)	Includes a $13.0 million impairment of mineral rights in the nine months ended June 30, 2019.

The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax expense” and “Consolidated net income”, respectively, as reported on the statements of income. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to common stockholders (represented in the table below as the GAAP Results for Consolidated net income (i.e. Net of Tax) less net income attributable to Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended June 30, 2020			Nine Months Ended June 30, 2020
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

GAAP Results	$199.2	$(19.2)	$180.0	$591.9	$(123.5)	$468.4
Restructuring and other items	9.7	(2.4)	7.3	56.2	(14.0)	42.2
COVID-19 manufacturing and operations bonus	31.6	(7.7)	23.9	31.6	(7.7)	23.9
North Charleston and Florence transition and reconfiguration costs	6.3	(1.5)	4.8	43.4	(10.6)	32.8
Losses at closed plants, transition and start-up costs	5.6	(1.2)	4.4	19.1	(4.8)	14.3
Accelerated depreciation on major capital projects and certain plant closures	—	—	—	17.1	(4.2)	12.9
Loss on extinguishment of debt	0.6	(0.2)	0.4	1.1	(0.3)	0.8
Multiemployer pension withdrawal	—	—	—	0.9	(0.2)	0.7
Brazil indirect tax claim	(9.9)	3.3	(6.6)	(45.0)	14.2	(30.8)
Adjustment related to Tax Cuts and Jobs Act	—	(16.4)	(16.4)	—	(16.4)	(16.4)
Direct costs (recoveries) from Hurricane Michael, net of related proceeds	0.5	(0.1)	0.4	(16.1)	4.0	(12.1)
Litigation recovery	—	—	—	(11.5)	2.8	(8.7)
Gain on sale of certain closed facilities	—	—	—	(5.5)	1.3	(4.2)
Land and Development operating results	—	—	—	(1.3)	0.3	(1.0)
Other	0.9	(0.3)	0.6	7.0	(1.8)	5.2
Adjusted Results	$244.5	$(45.7)	$198.8	$688.9	$(160.9)	$528.0
Noncontrolling interests			(1.5)			(3.3)
Adjusted Net Income			$197.3			$524.7

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

GAAP Results	$331.4	$(77.6)	$253.8	$743.0	$(187.5)	$555.5
Restructuring and other items	17.9	(4.0)	13.9	107.1	(12.9)	94.2
Direct costs from Hurricane Michael, net of related proceeds	3.6	(0.9)	2.7	42.3	(10.4)	31.9
Accelerated depreciation on major capital projects	9.4	(2.3)	7.1	27.0	(6.8)	20.2
Inventory stepped-up in purchase accounting, net of LIFO	—	—	—	24.7	(6.0)	18.7
Losses at closed plants, transition and start-up costs	8.6	(2.7)	5.9	15.4	(4.6)	10.8
Land and Development impairment and operating results (1)	(1.6)	0.4	(1.2)	10.2	(2.5)	7.7
Impact of Tax Cuts and Jobs Act	—	—	—	—	4.1	4.1
Loss on extinguishment of debt	3.2	(0.7)	2.5	4.7	(1.1)	3.6
Loss (gain) on sale of certain closed facilities	2.7	(0.7)	2.0	(47.8)	11.7	(36.1)
Interest accretion and other	—	—	—	(5.5)	1.3	(4.2)
Other	1.5	(0.4)	1.1	8.0	(1.9)	6.1
Adjusted Results	$376.7	$(88.9)	$287.8	$929.1	$(216.6)	$712.5
Noncontrolling interests			(1.2)			(3.4)
Adjusted Net Income			$286.6			$709.1

(1)	Includes a $13.0 million impairment of mineral rights in the nine months ended June 30, 2019.

We present certain of these charges in more detail in “Note 4. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and nine months ended June 30, 2020 and June 30, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$4,236.3	$4,690.0	$13,107.3	$13,637.4
Cost of goods sold	3,466.3	3,701.1	10,723.5	10,967.1
Gross profit	770.0	988.9	2,383.8	2,670.3
Selling, general and administrative, excluding intangible amortization	390.1	442.4	1,234.4	1,287.4
Selling, general and administrative intangible amortization	99.6	102.4	301.5	297.7
Loss (gain) on disposal of assets	1.0	6.5	(5.9)	(37.3)
Multiemployer pension withdrawal income	(2.0)	(1.7)	(1.1)	(1.7)
Land and Development impairments	—	—	—	13.0
Restructuring and other costs	9.7	17.9	56.2	107.1
Operating profit	271.6	421.4	798.7	1,004.1
Interest expense, net	(92.4)	(111.1)	(283.2)	(317.3)
Loss on extinguishment of debt	(0.6)	(3.2)	(1.1)	(4.7)
Pension and other postretirement non-service income	25.6	18.9	78.4	54.9
Other (expense) income, net	(5.0)	3.7	(9.6)	(2.3)
Equity in income of unconsolidated entities	—	1.7	8.7	8.3
Income before income taxes	199.2	331.4	591.9	743.0
Income tax expense	(19.2)	(77.6)	(123.5)	(187.5)
Consolidated net income	180.0	253.8	468.4	555.5
Less: Net income attributable to noncontrolling interests	(1.5)	(1.2)	(3.3)	(3.4)
Net income attributable to common stockholders	$178.5	$252.6	$465.1	$552.1

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2019	$4,327.4	$4,620.0	$4,690.0	$13,637.4	$4,651.6	$18,289.0
Fiscal 2020	$4,423.7	$4,447.3	$4,236.3	$13,107.3
% Change	2.2%	(3.7)%	(9.7)%	(3.9)%

Net sales in the third quarter of fiscal 2020 decreased $453.7 million compared to the third quarter of fiscal 2019. This decrease was primarily due to lower selling price/mix, lower volumes, including the impact of COVID-19, as well as unfavorable foreign currency impacts across our segments.

Net sales in the nine months ended June 30, 2020 decreased $530.1 million compared to the nine months ended June 30, 2019. The decrease was primarily due to lower selling price/mix, lower volumes, including the impact of COVID-19, as well as unfavorable foreign currency impacts across our segments. These decreases were partially offset by higher containerboard volumes and the impact of the KapStone Acquisition as the prior year period included only eight months of KapStone ownership (the transaction closed on November 2, 2018). We discuss our segment sales in greater detail below in “Results of Operations (Segment Data)”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2019	$3,545.6	$3,720.4	$3,701.1	$10,967.1	$3,572.9	$14,540.0
(% of Net Sales)	81.9%	80.5%	78.9%	80.4%	76.8%	79.5%

Fiscal 2020	$3,614.7	$3,642.5	$3,466.3	$10,723.5
(% of Net Sales)	81.7%	81.9%	81.8%	81.8%

The $234.8 million decrease in cost of goods sold in the third quarter of fiscal 2020 compared to the prior year quarter was primarily due to a decrease in net sales, productivity improvements and net cost deflation, which were partially offset by other manufacturing cost increases, including one-time recognition awards to our teammates who work in manufacturing and operations, increased costs for safety, cleaning and other items related to COVID-19, as well as increased costs resulting from the North Charleston, SC mill reconfiguration. Additionally, in the three months ended June 30, 2020, we recorded a reduction of cost of goods sold of $4.2 million in connection with an indirect tax claim in Brazil in the Corrugated Packaging segment. In the three months ended June 30, 2019, we incurred approximately $18.6 million of direct costs and property damage associated with Hurricane Michael and received Hurricane Michael-related insurance proceeds of $30.0 million that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. Half of the insurance proceeds was for the recovery of direct costs and property damage, and the other half was for business interruption recoveries. We incurred $0.5 million of direct costs related to Hurricane Michael in the third quarter of fiscal 2020 and received no proceeds.

The $243.6 million decrease in cost of goods sold in the nine months ended June 30, 2020 compared to the prior year period was primarily due to a decrease in net sales, productivity improvements and net cost deflation, which were partially offset by increased cost of goods sold associated with the impact of acquisitions (primarily an additional month of KapStone ownership in fiscal 2020), one-time recognition awards to our teammates who work in manufacturing and operations and other manufacturing cost increases, including increased costs resulting from the North Charleston, SC mill reconfiguration, as well as increased costs for safety, cleaning and other items related to COVID-19. In the nine months ended June 30, 2020 and 2019, we incurred approximately $4.5 million and $107.3 million, respectively, of direct costs and property damage associated with Hurricane Michael, and received Hurricane Michael-related insurance proceeds of $32.3 million and $110.0 million, respectively, which were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The insurance proceeds were for $20.6 million and $65.0 million of direct costs and property damage for the nine months ended June 30, 2020 and 2019, respectively, and for $11.7 million and $45.0 million for business interruption recoveries, respectively. See “Hurricane Michael” below for additional information. In the nine months ended June 30, 2020, we recorded a reduction of cost of goods sold of $27.7 million in connection with an indirect tax claim in Brazil, primarily in the Corrugated Packaging segment. See “Note 14. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Condensed Consolidated Financial Statements for additional information. In the nine months ended June 30, 2019, we recorded a $24.7 million acquisition inventory step-up charge in our Corrugated Packaging segment related to the KapStone Acquisition. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2019	$400.9	$444.1	$442.4	$1,287.4	$427.8	$1,715.2
(% of Net Sales)	9.3%	9.6%	9.4%	9.4%	9.2%	9.4%

Fiscal 2020	$425.7	$418.6	$390.1	$1,234.4
(% of Net Sales)	9.6%	9.4%	9.2%	9.4%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization decreased $52.3 million in the third quarter of fiscal 2020 compared to the prior year quarter, in part, due to a $19.1 million reduction in bonus compensation expense, primarily due to the effect of COVID-19, a $17.5 million reduction in travel and entertainment, and other reductions associated with the implementation of shelter-in-place orders that were initiated in response to COVID-19. These decreases were partially offset by a $10.6 million increase in bad debt expense compared to the third quarter of fiscal 2019.

SG&A excluding intangible amortization decreased $53.0 million in the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019, in part, due to a $25.3 million reduction in bonus compensation expense, primarily due to the effect of COVID-19, a $20.4 million reduction in travel and entertainment, and other reductions associated with the implementation of shelter-in-place orders that were initiated in response to COVID-19. Decreases for the nine months ended June 30, 2020 were partially offset by an additional month of KapStone ownership in fiscal 2020, as well as a $14.9 million increase in bad debt expense compared to the prior year period.

The favorable SG&A impact of shelter-in-place orders and lower levels of compensation expense as a result of COVID-19 will likely continue to some degree in the near term.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $99.6 million and $102.4 million in the third quarter of fiscal 2020 and 2019, respectively. SG&A intangible amortization was $301.5 million and $297.7 million in the nine months ended June 30, 2020 and June 30, 2019, respectively. The increase in the nine months ended June 30, 2020 was primarily due to an additional month of KapStone ownership in fiscal 2020.

Loss (Gain) on Disposal of Assets

In the three and nine months ended June 30, 2020, we recorded a loss on disposal of assets of $1.0 million and a gain on disposal of assets of $5.9 million, respectively. In the three and nine months ended June 30, 2019, we recorded a loss on disposal of assets of $6.5 million and a gain on disposal of assets of $37.3 million, respectively. The gain in the nine months ended June 30, 2019 was primarily due to a $48.5 million gain on sale of our former beverage facility located in Atlanta, GA.

Land and Development Impairments

In the nine months ended June 30, 2019, we recorded a $13.0 million pre-tax non-cash impairment of certain mineral rights. This charge is not reflected in segment income.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $9.7 million and $17.9 million in the third quarter of fiscal 2020 and 2019, respectively, and $56.2 million and $107.1 million in the nine months ended June 30, 2020 and June 30, 2019, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 4. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the third quarter of fiscal 2020 was $92.4 million compared to $111.1 million for the prior year quarter. The decrease is primarily due to lower levels of debt and lower interest rates in the third quarter of fiscal 2020, as well as $6.0 million of interest income recorded in connection with an indirect tax claim in Brazil in the third quarter of fiscal 2020.

Interest expense, net for the nine months ended June 30, 2020 was $283.2 million compared to $317.3 million for the prior year period. Interest expense, net decreased primarily due to $17.6 million of interest income recorded in connection with an indirect tax claim in Brazil, lower levels of debt and lower interest rates in the current year period. These increases were partially offset by an additional month of interest expense associated with the KapStone Acquisition in the current year compared to the prior year. See “Note 14. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Condensed Consolidated Financial Statements for additional information.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the third quarter of fiscal 2020 was $25.6 million compared to $18.9 million for the third quarter of fiscal 2019. Pension and other postretirement non-service income for the nine months ended June 30, 2020 was $78.4 million compared to $54.9 million for the nine months ended June 30, 2019. The increases were primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2020. Customary pension and other postretirement (income) costs are included in segment income. See “Note 5. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for more information.

Other (expense) income, net

Other (expense) income, net for the third quarter of fiscal 2020 was other expense, net of $5.0 million compared to other income, net of $3.7 million in the third quarter of fiscal 2019. Other expense, net for the nine months ended June 30, 2020 was $9.6 million compared to $2.3 million for the nine months ended June 30, 2019.

Provision for Income Taxes

We recorded income tax expense of $19.2 million for the three months ended June 30, 2020 compared to $77.6 million for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 was 9.6%, while the effective tax rate for the three months ended June 30, 2019 was 23.4%.

We recorded income tax expense of $123.5 million for the nine months ended June 30, 2020 compared to $187.5 million for the nine months ended June 30, 2019. The effective tax rate for the nine months ended June 30, 2020 was 20.9%, while the effective tax rate for the nine months ended June 30, 2019 was 25.2%.

See “Note 6. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates, including annual domestic federal return-to-provision and certain uncertain tax position adjustments in the three and nine months ended June 30, 2020.

Hurricane Michael

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. We shut down the mill’s operations in advance of the hurricane’s landfall. Repair work was completed on the two paper machines and related infrastructure during June 2019. In fiscal 2019, we received $180.0 million of insurance proceeds. In the first quarter of fiscal 2020, we settled our property damage and business interruption insurance claim for $212.3 million (net of our $15 million deductible), and received the remaining $32.3 million of insurance proceeds.

The insurance proceeds received in the nine months ended June 30, 2020 consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. In the three and nine months ended June 30, 2019, we received insurance proceeds of $30.0 million and $110.0 million, respectively. The insurance proceeds for the nine months ended June 30, 2019 consisted of $45.0 million of business interruption recoveries and $65.0 million for direct costs and property damage. We discuss the financial impact of Hurricane Michael in greater detail below in “Results of Operations (Segment Data) — Segment Income (Corrugated Packaging Segment)”.

Results of Operations (Segment Data)

North American Corrugated Packaging Shipments

Corrugated Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from billion square feet (“BSF”) to tons. We have presented the Corrugated Packaging shipments in two groups: North American and Brazil / India because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. We have included the impact of the KapStone Acquisition beginning in the first quarter of fiscal 2019. In the second quarter of fiscal 2020, we adjusted the second quarter and full year fiscal 2019 amounts in the table below by an immaterial amount to adjust the acquired KapStone operations. The shipment data table excludes merchandising displays since there is not a common unit of measure. The table below reflects shipments in thousands of tons, BSF and millions of square feet (“MMSF”).

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2019
North American Corrugated Packaging Shipments - thousands of tons	2,346.7	2,510.2	2,644.2	7,501.1	2,616.4	10,117.5
North American Corrugated Containers Shipments - BSF	22.5	23.4	24.3	70.2	24.1	94.3
North American Corrugated Containers Per Shipping Day - MMSF	369.4	372.2	384.7	375.5	382.7	377.3

Fiscal 2020
North American Corrugated Packaging Shipments - thousands of tons	2,591.2	2,618.8	2,504.4	7,714.4
North American Corrugated Containers Shipment - BSF	23.9	23.8	23.2	70.9
North American Corrugated Containers Per Shipping Day - MMSF	385.9	371.2	369.3	375.4

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2019
Brazil / India Corrugated Packaging Shipments - thousands of tons	185.6	176.5	171.0	533.1	194.6	727.7
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	1.6	4.7	1.7	6.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.7	20.6	21.0	20.7	21.8	21.0

Fiscal 2020
Brazil / India Corrugated Packaging Shipments - thousands of tons	168.1	182.5	176.4	527.0
Brazil / India Corrugated Containers Shipments - BSF	1.7	1.6	1.6	4.9
Brazil / India Corrugated Containers Per Shipping Day - MMSF	22.9	21.3	21.0	21.7

Corrugated Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2019
First Quarter	$2,733.8	$246.8	9.0%
Second Quarter	2,990.7	310.3	10.4
Third Quarter	3,072.8	392.7	12.8
Nine Months Ended June 30, 2019	8,797.3	949.8	10.8
Fourth Quarter	3,019.4	449.8	14.9
Total	$11,816.7	$1,399.6	11.8%

Fiscal 2020
First Quarter	$2,909.5	$283.4	9.7%
Second Quarter	2,882.5	244.5	8.5
Third Quarter	2,728.8	227.9	8.4
Nine Months Ended June 30, 2020	$8,520.8	$755.8	8.9%

(1) Net sales before intersegment eliminations.

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment decreased $344.0 million in the third quarter of fiscal 2020 compared to the prior year quarter. The decrease primarily consisted of $184.1 million from lower volumes, including the impact of COVID-19, $134.4 million from lower selling price/mix on sales and $27.2 million related to the unfavorable impacts of foreign currency.

Net sales of the Corrugated Packaging segment decreased $276.5 million in the nine months ended June 30, 2020 compared to the prior year period, primarily reflecting $412.6 million from lower selling price/mix on sales, $103.8 million of lower volumes, including the impact of COVID-19, as well as $54.3 million related to unfavorable impacts of foreign currency. These items were partially offset by $278.3 million of net sales from the acquired KapStone operations for October 2019.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2020 decreased $164.8 million compared to the prior year quarter, primarily due to the margin impact of lower selling price/mix of $134.4 million, $57.2 million of lower volumes, including the impact of COVID-19, an estimated $38.6 million of net cost inflation, $7.7 million of unfavorable foreign currency impacts, and other manufacturing cost increases, including one-time recognition awards to our teammates who work in manufacturing and operations, increased costs for safety, cleaning and other items related to COVID-19 and increased costs resulting from the North Charleston, SC mill reconfiguration. These decreases were partially offset by $67.0 million of productivity improvements, an estimated $15.5 million decreased impact of economic and maintenance downtime, and $8.3 million of lower depreciation and amortization. Net cost inflation consisted primarily of higher recovered fiber costs and wage and other costs, that were partially offset by lower energy, freight, virgin fiber and chemical costs compared to the prior year quarter. The third quarter of fiscal 2020 included approximately $27.5 million in one-time recognition awards to our manufacturing and operations teammates and increased costs for safety, cleaning and other items related to COVID-19.

Segment income attributable to the Corrugated Packaging segment in the nine months ended June 30, 2020 decreased $194.0 million compared to the prior year period, primarily due to the margin impact of lower selling price/mix of $432.7 million, $12.8 million of unfavorable foreign currency impacts, $10.1 million of lower volumes, including the impact of COVID-19, and other manufacturing cost increases, including one-time recognition awards to our teammates who work in manufacturing and operations, increased costs for safety, cleaning and other items related to COVID-19 and increased costs resulting from the North Charleston, SC mill reconfiguration. These decreases were partially offset by the net favorable impact of Hurricane Michael in the nine months ended June 30, 2020 compared to the prior year period. The net recovery of Hurricane Michael direct costs and property damage was a favorable $58.4 million compared to the prior year period net expense incurred, and the impact of business interruption recoveries in the current year period compared to lost production and sales net of recoveries in the prior year period were an estimated favorable $35.4 million. In addition, we realized an estimated $108.7 million of productivity improvements, an estimated $54.7 million of net cost deflation, an estimated $27.9 million decreased impact of economic, maintenance and outage related downtime, $25.7 million for an indirect tax claim in Brazil and $7.2 million from a litigation recovery. Net cost deflation consisted primarily of lower energy, virgin fiber, recovered fiber, freight and chemical costs that were partially offset by higher wage and other costs compared to the prior year period. We did not track and report the impact of COVID-19 in the second quarter of fiscal 2020; therefore, one-time recognition awards to our manufacturing and operations teammates and increased costs for safety, cleaning and other items related to COVID-19 for the nine months ended June 30, 2020 also totaled approximately $27.5 million. The prior year period included an acquisition inventory step-up charge of $24.7 million.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2019
Consumer Packaging Shipments - thousands of tons	969.6	985.5	980.1	2,935.2	974.0	3,909.2

Fiscal 2020
Consumer Packaging Shipments - thousands of tons	922.4	987.7	984.5	2,894.6

Consumer Packaging Segment

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2019
First Quarter	$1,618.8	$76.9	4.8%
Second Quarter	1,668.3	85.2	5.1
Third Quarter	1,650.1	91.0	5.5
Nine Months Ended June 30, 2019	4,937.2	253.1	5.1
Fourth Quarter	1,668.8	135.0	8.1
Total	$6,606.0	$388.1	5.9%

Fiscal 2020
First Quarter	$1,536.9	$46.2	3.0%
Second Quarter	1,616.3	90.8	5.6
Third Quarter	1,552.6	95.3	6.1
Nine Months Ended June 30, 2020	$4,705.8	$232.3	4.9%

(1) Net sales before intersegment eliminations.

Net Sales (Consumer Packaging Segment)

The $97.5 million decrease in net sales for the Consumer Packaging segment for the third quarter of fiscal 2020 compared to the prior year quarter was primarily due to $44.1 million of lower selling price/mix on sales, $38.2 million of lower volumes, including the impact of COVID-19, as well as $15.8 million of unfavorable foreign currency impacts.

The $231.4 million decrease in net sales for the Consumer Packaging segment for the nine months ended June 30, 2020 compared to the prior year period was primarily due to $121.0 million of lower volumes, including the impact of COVID-19, $76.2 million of lower selling price/mix on sales and $37.2 million of unfavorable foreign currency impacts.

Segment Income (Consumer Packaging Segment)

Segment income attributable to the Consumer Packaging segment in the third quarter of fiscal 2020 increased $4.3 million compared to the prior year quarter primarily due to $41.6 million of productivity improvements, $21.6 million of lower outage costs, which includes the impact of the strategic capital projects performed in the prior year quarter, an estimated $16.0 million of net cost deflation and $9.5 million of lower depreciation and amortization. These items were partially offset by an estimated $35.2 million of margin impact from lower selling price/mix, $18.9 million of lower volumes, including the impact of COVID-19, an estimated $10.3 million of economic downtime, $2.5 million of unfavorable foreign currency impacts, and other items. Net cost deflation consisted primarily of lower virgin fiber, chemical, energy and freight costs, which were partially offset by higher recovered fiber and wage and other costs. The third quarter of fiscal 2020 included approximately $20.5 million one-time recognition awards to our manufacturing and operations teammates and increased costs for safety, cleaning and other items related to COVID-19.

Segment income attributable to the Consumer Packaging segment for the nine months ended June 30, 2020 decreased $20.8 million compared to the prior year period primarily due to an estimated $54.7 million of margin impact from lower selling price/mix, $36.9 million of lower volumes, including the impact of COVID-19, an estimated $21.8 million of economic downtime, $8.6 million of unfavorable foreign currency impacts, and other items. These items were partially offset by $56.8 million of productivity improvements, an estimated $30.6 million of net cost deflation, $18.8 million of lower depreciation and amortization and an estimated $9.4 million of lower outage costs, primarily due to the impact of the strategic capital projects performed in the prior year quarter. Net cost deflation consisted primarily of lower virgin fiber, energy, chemical, freight and recovered fiber costs, which were partially offset wage and other costs. We did not track and report the impact of COVID-19 in the second quarter of fiscal 2020; therefore, one-time recognition awards to our manufacturing and operations teammates and increased costs for safety, cleaning and other items related to COVID-19 for the nine months ended June 30, 2020 also totaled approximately $20.5 million.

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

Cash and cash equivalents were $291.5 million at June 30, 2020 and $151.6 million at September 30, 2019. Approximately two-fifths of the cash and cash equivalents at June 30, 2020 was held outside of the U.S. At June 30, 2020 and September 30, 2019, total debt was $10,053.4 million and $10,063.4 million, respectively, $213.1 million and $561.1 million of which was short-term at June 30, 2020 and September 30, 2019, respectively. Included in our total debt at June 30, 2020 was $212.9 million of non-cash acquisition related step-up. Total debt at June 30, 2020 was essentially flat compared to September 30, 2019, despite the inclusion of $100.3 million related to our adoption of the leasing guidance codified in ASC 842 that recharacterized a short-term and long-term liability for two chip mills to a finance lease obligation at October 1, 2019. In addition, total debt was primarily impacted by net cash provided by operating activities exceeding aggregate capital expenditures and dividends, increased borrowings to increase our cash and cash equivalents balance.

In June 2020, WRKCo issued $600.0 million aggregate principal amount of its 3.00% Senior Notes due 2033. We may redeem the June 2033 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the June 2033 Notes were primarily used to repay the $100.0 million principal amount of MWV’s 9.75% notes due June 2020 and reduce outstanding indebtedness under our Receivables Securitization Facility and Credit Facility. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements for additional information.

At June 30, 2020, we had in excess of $3.2 billion of availability under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures on November 21, 2024. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. We have limited debt maturities prior to March 2022.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at June 30, 2020.

At June 30, 2020, we had $69.2 million of outstanding letters of credit not drawn upon.

Cash Flow Activity

	Nine Months Ended
(In millions)	June 30,
	2020	2019

Net cash provided by operating activities	$1,339.0	$1,399.6
Net cash used for investing activities	$(825.4)	$(4,200.7)
Net cash (used for) provided by financing activities	$(352.1)	$2,339.5

Net cash provided by operating activities during the nine months ended June 30, 2020 decreased $60.6 million compared to the nine months ended June 30, 2019, primarily due to reduced consolidated net income and a $17.1 million net increase in the use of working capital compared to the prior year period.

Net cash used for investing activities of $825.4 million in the nine months ended June 30, 2020 consisted primarily of $860.2 million for capital expenditures that was partially offset by $22.5 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities of $4,200.7 million in the nine months ended June 30, 2019 consisted primarily of $3,368.3 million for cash paid for the purchase of businesses, net of cash acquired, primarily related to the KapStone Acquisition, and $976.8 million for capital expenditures that were partially offset by $108.3 million of proceeds from the sale of property, plant and equipment, primarily our former beverage facility in Atlanta, GA.

As discussed above, we have reduced our estimate of fiscal 2020 capital expenditures to be approximately $950 million from $1.1 billion, including approximately $350 million for our strategic capital projects at our Florence, SC and Tres Barras, Brazil mills. We have had to navigate the impact of shelter-in-place and other similar restrictions and the availability of contract and technical resources as a result of COVID-19. We expect to start up the Florence paper machine in calendar 2020, and the Tres Barras mill upgrade project should be completed in the second quarter of fiscal 2021. With the completion of certain of our strategic projects in fiscal

2020, we had expected to transition to our long-range capital expenditure run rate of approximately $900 million to $1.0 billion a year in fiscal 2021. Factoring in our estimated response to COVID-19, we expect to invest in the range of $600 million to $800 million in fiscal 2021. At these capital investment levels, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects, and complete our strategic mill projects while also making investments to support productivity and growth in our business. These reductions will provide $300 million to $500 million of additional cash available for debt reduction through the end of fiscal 2021. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In the nine months ended June 30, 2020, net cash used for financing activities of $352.1 million consisted primarily of cash dividends paid to stockholders of $292.6 million and a net decrease in debt of $57.8 million. In the nine months ended June 30, 2019, net cash provided by financing activities of $2,339.5 million consisted primarily of a net increase in debt of $2,780.7 million, primarily in connection with the KapStone Acquisition, that was partially offset by cash dividends paid to stockholders of $350.7 million and the purchases of $88.6 million of Common Stock.

On May 5, 2020, our board of directors declared a quarterly dividend $0.20 per share for an annual rate of $0.80 per share, which was lower than our previous quarterly dividend. We believe that this reduction in our dividend was prudent given uncertain market conditions driven by COVID-19 and will allow us to allocate additional cash to pay down our outstanding debt. On July 30, 2020, our board of directors declared a quarterly dividend of $0.20 per share. As the situation with COVID-19 evolves, we will re-evaluate our dividend. In February 2020 and November 2019, we paid a quarterly dividend of $0.465 per share. In fiscal 2019, we paid four quarterly dividends of $0.455 per share for an annual dividend of $1.82 per share.

At June 30, 2020, the U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $83 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current year. Foreign and state net operating losses and credits will be used over a longer period of time. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes tax laws or tax rates, capital expenditures or other factors. Barring significant changes in our current assumptions, including forecasted taxable income, levels of capital expenditures and other items, we expect our cash tax rate to be significantly lower than our income tax rate in fiscal 2020 and significantly higher than our income tax rate in fiscal 2021.

Our pension plans in the U.S. are overfunded and we have a pension asset of approximately $0.3 billion on our condensed consolidated balance sheet as of June 30, 2020. We made contributions of $17.2 million to our pension and supplemental retirement plans during the nine months ended June 30, 2020. Based on current facts and assumptions, we expect to contribute approximately $24 million to our U.S. and non-U.S. pension plans in fiscal 2020. We have made contributions and expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

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

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: that the extent of COVID-19’s effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others; that we do not expect the adoption of certain ASUs to have a material impact on our consolidated financial statements; that, at the time of each announced plant closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs; that we believe that our actions to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment have allowed us to more effectively manage our business; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with withdrawals and that our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; that we expect to challenge PIUMPF’s accumulated funding deficiency demands; that the future amount in connection with the sale of receivables may fluctuate based on the level of activity and other factors; that we expect the net proceeds from issuances of notes under the commercial paper program to continue to be used for general corporate purposes; that our prior period financials may vary from those previously reported; that our compliance initiatives related to environmental, health and safety laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows; that any failure to comply with environmental or health and safety laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective action or other sanctions; that we believe we have insurance and contractual indemnification rights that may allow us to recover certain defense and other costs at some CERCLA sites; that we believe the liability for the environmental matters was adequately reserved as of June 30, 2020; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims; that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously; that it is possible that we could incur significant costs resolving these cases should the volume of litigation grow substantially; that we do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows but that, in any given period or periods, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows; our belief that the resolution of certain other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; the resolution of uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution; that we estimate our exposure to certain guarantees could be approximately $50 million; that we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; that, with respect to the Brazilian indirect tax claim, based on our preliminary evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government, may record additional amounts in future periods as we complete our analysis; that we will continue to evaluate the impact of the court’s decision on the remainder of our cases; that we expect our actions under the WestRock Pandemic Action Plan will provide an additional $1 billion in cash through the end of fiscal 2021 that we will be able to use to reduce our outstanding indebtedness, with more than $350 million expected to be achieved in fiscal 2020; that we expect to use Common Stock to pay our annual incentive for fiscal 2020 and to continue making Company funded 401(k) contributions; that we expect that our actions under the WestRock Pandemic Action Plan will position us to sustain our business in a range of economic and market conditions and position us for long-term success; that we expect additional expenses incurred for cleaning, safety supplies and equipment, screening resources and other items will continue as needed in the future; that we believe that we have substantial liquidity to navigate the current dynamic environment; that we remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity; we expect to postpone an estimated $120 million of employment taxes over the next three quarters pursuant to the CARES Act; that we expect our financial results in the fourth quarter of fiscal 2020 will continue to be impacted by changing demand trends across many of our end markets; that we expect shipment volumes to improve sequentially from the third quarter, including the benefit from an additional shipping day, as well as the month-to-month recovery we are seeing in our monthly box shipment trends in May, June and July; that from a cost perspective, we expect our recycled fiber costs in the fourth quarter of fiscal 2020 to be approximately $25 dollars per ton lower than the average in the fiscal third quarter, and that we expect other commodity costs to be similar; that we plan to take 112,000 tons of maintenance downtime in the fourth quarter of fiscal 2020, and that we will not benefit from approximately $29 million of non-recurring items that we experienced in the third quarter of fiscal 2020 for items such as a reduction in our annual short-term incentive compensation; that the second half of our fiscal year has traditionally been the strongest period for cash flow generation; that our expectation of relatively stable sequential earnings, as well as our focus on managing working capital, reduced levels of capital investment and the other benefits we expect to realize from the Pandemic Action Plan; that we expect to generate strong cash flows in the fiscal fourth quarter; if actual results are not consistent with our assumptions and estimates, that we may be exposed to impairment losses that could be material; that the favorable SG&A impact of shelter-in-place orders as a result of COVID-19 will likely continue to some degree in the near term; that we generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility; that funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations; that we estimate fiscal 2020 capital expenditures to be approximately $950 million, including approximately $350 million for our strategic capital projects at our Florence, SC and Tres Barras, Brazil mills; that we expect to start up the paper machine in Florence, SC in calendar 2020 and that the Tres Barras mill upgrade project should be completed in the second quarter of fiscal 2021; that with the completion of certain of our strategic projects in fiscal 2020, we had expected to transition to our long-range capital expenditure run rate of approximately $900 million to $1.0 billion a year in fiscal 2021, but factoring in our estimated response to COVID-19, we expect to make investments in the range of $600 million to $800 million in fiscal 2021; that at these capital investment levels, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects and complete our strategic mill projects while also making investments to support productivity and growth in our business; that the reductions we are making in our planned capital investments will provide $300 million to $500 million of additional cash available for debt reduction through the end of fiscal 2021; that it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes; that we believe that the reduction in our dividend announced in May 2020 was prudent given uncertain market conditions and will allow us to allocate additional cash to paying down our outstanding debt; that we will re-evaluate our dividend as the situation with COVID-19 evolves; that based on our current projections, we expect to utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current year and that foreign and state net operating losses and credits will be used over a longer period of time; barring significant changes in our current assumptions, including forecasted taxable income, levels of capital expenditures and other items, we expect our cash tax rate to be significantly lower than our income tax rate in fiscal 2020 and significantly higher than our income tax rate in fiscal 2021; that based on current facts and assumptions, we expect to contribute approximately $24 million to our U.S. and non-U.S. pension plans in fiscal 2020; that we expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; and that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

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

You should not place undue reliance on any forward-looking statements as these statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to respond effectively to the impact of COVID-19; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions, including the KapStone Acquisition, and the timing thereof, including synergies and performance improvements; our ability to successfully implement capital projects; the possibility of and uncertainties related to planned mill outages or production disruptions; market risk from changes in interest rates and commodity prices; increases in energy, raw materials, shipping and capital equipment costs; fluctuations in selling prices and volumes; intense competition; the potential loss of key customers; the impact of the Tax Act; the impact of operational restructuring activities; the impact of economic conditions, including expected price changes, competitive pricing pressures and cost increases; our desire or ability to continue to repurchase Common Stock; environmental liabilities; the cost and other effects of complying with governmental laws and regulations; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter); future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, debt repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the occurrence of severe weather or a natural disaster, or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of the Fiscal 2019 Form 10-K and this Form 10-Q. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2019 Form 10-K for a discussion of certain of the market risks to which we are exposed. There have been no material changes in our exposure to market risk since September 30, 2019.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in the “Risk Factors” sections of the Fiscal 2019 Form 10-K. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” sections of our Fiscal 2019 Form 10-K other than the risk factor listed below.

Our Business Has Been, and Will Continue to Be, Impacted by the Outbreak of the COVID-19 Novel Coronavirus

The global impact of COVID-19 continues to evolve rapidly. COVID-19 has impacted our operations and financial performance and the extent of its effect on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

In response to the spread of COVID-19, governmental authorities implemented numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place and work from home orders, and shutdowns of so-called “nonessential” businesses. These measures have impacted, and may further impact, our workforce and operations, as well as those of our customers, vendors and suppliers. We have manufacturing operations in the U.S., Canada, Brazil, Mexico, Australia, China and in Europe, and each of these countries or regions has been affected by the outbreak of COVID-19 and taken various measures to try to contain it. Among other impacts to our business from the outbreak of COVID-19:

•

We have experienced a decline in demand for certain of our products due to economic uncertainty or changing consumer behaviors driven by COVID-19. For example, we continue to experience softer demand in the commercial print, tobacco, industrial, food service, cosmetics and spirits markets. In particular, demand for our industrial and distribution customers continues to be adversely impacted by business closures due to government shelter-in-place orders, demand in food service increased sequentially but remained soft due to uncertainty around the timing of the reopening of restaurants, schools and other services, and demand declines from our commercial print customers persist due to the adoption of social distancing practices and related impacts.

•	Our supply chain may be disrupted due to government restrictions or if our suppliers or vendors fail to meet their obligations to us or experience disruptions in their ability to do so.
•

Our production capabilities could be disrupted if we are unable to secure sufficient supplies of raw materials, if significant portions of our workforce are unable to work effectively, including because of illness, government actions or other restrictions or if we have periods of disruptions due to deep cleaning and sanitizing our facilities.

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

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 4.1

Third Supplemental Indenture, dated as of June 3, 2020, to the Indenture dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 3, 2020).

Exhibit 10.1*$	Amended and Restated WestRock Company 401(k) Retirement Savings Plan, effective as of July 1, 2020.

Exhibit 31.1*	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

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

*Filed as part of this quarterly report. $ Management contract or compensatory plan or arrangement.

#In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	August 5, 2020	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)