Form 10-K
period 2020-09-30
WestRock Co
filed 2020-11-23
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2020 (based on the closing price per share as reported on the New York Stock Exchange on such date), was approximately $7,220 million.

As of November 6, 2020, the registrant had 262,653,756 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 2021 are incorporated by reference in Part III.

WESTROCK COMPANY

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries for periods on or after November 2, 2018 and to WRKCo Inc. (formerly known as WestRock Company, “WRKCo”) for periods prior to November 2, 2018.

General

WestRock is a multinational provider of sustainable, fiber-based paper and packaging solutions. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

On November 2, 2018, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 28, 2018, among WRKCo, KapStone Paper and Packaging Corporation (“KapStone”), WestRock Company (formerly known as Whiskey Holdco, Inc.), Whiskey Merger Sub, Inc. and Kola Merger Sub, Inc., the Company acquired all of the outstanding shares of KapStone through a transaction in which: (i) Whiskey Merger Sub, Inc. merged with and into WRKCo, with WRKCo surviving the merger as a wholly owned subsidiary of the Company and (ii) Kola Merger Sub, Inc. merged with and into KapStone, with KapStone surviving the merger as a wholly owned subsidiary of the Company (together, the “KapStone Acquisition”). As a result, among other things, the Company became the ultimate parent of WRKCo, KapStone and their respective subsidiaries, and the Company changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”. WRKCo was the accounting acquirer in the transaction; therefore, the historical consolidated financial statements of WRKCo for periods prior to the KapStone Acquisition are also considered to be the historical financial statements of the Company. The Company is the successor issuer to both WRKCo and KapStone pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “Note 3. Acquisitions and Investments” of the Notes to Consolidated Financial Statements for more information.

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which previously sold real estate, primarily in the Charleston, SC region. We completed the monetization of our assets in the Land and Development segment during fiscal 2020; therefore, this segment no longer exists.

Products

Corrugated Packaging Segment

We are one of the largest integrated producers of linerboard and corrugating medium (“containerboard”), corrugated products and specialty papers (including kraft papers and saturating kraft) in North America measured by tons produced, one of the largest producers of high-graphics preprinted linerboard measured by net sales in North America and one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales. We have integrated corrugated operations in North America, Brazil and India. We believe we are one of the largest paper recyclers in North America and our recycling operations provide substantially all of the recycled fiber to our containerboard and paperboard mills, as well as to third parties. Our Brazil operations own and operate forestlands that provide virgin fiber to our mill in Brazil.

We operate an integrated corrugated packaging system that manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store, promote and display products made to our customers’ merchandising and distribution specifications. We convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and regional and large national accounts. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty, and other household, consumer, commercial and industrial products. Corrugated packaging may also be graphically enhanced for retail sale, particularly in club store locations. We provide customers with innovative packaging solutions to help them promote and sell their products. We provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. We offer a machinery solution that creates pouches that replace single-use plastics, including bubble mailers. We also distribute corrugated packaging materials and other specialty packaging products, including stretch film, void fill, carton sealing tape and other specialty tapes, through our network of warehouses and distribution facilities. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together, and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. Our containerboard mills and corrugated container operations are integrated with the majority of our containerboard production used internally by our corrugated container operations. The balance is either used in trade swaps with other manufacturers or sold domestically and internationally.

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

Our recycling operations primarily procure recovered paper (also known as recycled fiber) from our converting facilities and from third parties, such as factories, warehouses, commercial printers, office complexes, grocery and retail stores, document storage facilities, paper converters and other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. We operate recycling facilities that collect, sort, grade and bale recovered paper and, after sorting and baling, we transfer it to our containerboard and paperboard mills for processing or sell it principally to manufacturers of paperboard or containerboard in the United States (“U.S.”), as well as manufacturers of tissue, newsprint, roofing products and insulation, and to export markets. We operate a nationwide fiber marketing and brokerage system that serves large regional and national accounts, as well as our containerboard and paperboard mills, and sells scrap materials from our converting businesses and mills. Many of our recycling facilities are located close to our containerboard and paperboard mills, which helps promote the availability of supply with reduced shipping costs. We conduct our recycling operations as a procurement function, focusing on the procurement of low cost, high quality recycled fiber for our mill system and, therefore, we do not record recycling net sales and the margin from these operations has reduced cost of goods sold.

Sales of corrugated packaging products to external customers accounted for 64.6%, 64.2% and 59.0% of our net sales in fiscal 2020, 2019 and 2018, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Consumer Packaging Segment

We operate integrated virgin and recycled fiber paperboard mills and consumer packaging converting operations, which convert items such as folding cartons, interior partitions, inserts and labels. Our integrated system of virgin and recycled mills produces paperboard for our converting operations and third parties. We internally consume or sell to manufacturers of folding cartons and other paperboard products our coated natural kraft, bleached paperboard and coated recycled paperboard, and internally consume or sell to manufacturers of solid fiber interior packaging, tubes and cores, book covers and other paperboard products our specialty recycled paperboard. The mill owned by our Seven Hills Paperboard LLC (“Seven Hills”) joint venture in Lynchburg, VA manufactures gypsum paperboard liner for sale to our joint venture partner.

We are one of the largest manufacturers of folding cartons in North America. We believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. Our folding cartons are used to package items such as food, paper, beverages, dairy products, tobacco, confectionery, health and beauty and other household consumer, commercial and industrial products, primarily for retail sale. Our folding cartons are also used by our customers to attract consumer attention at the point-of-sale. We manufacture express mail packages for the overnight courier industry, provide inserts and labels, as well as rigid packaging and other printed packaging products, such as transaction cards (e.g., credit, debit, etc.), brochures, product literature, marketing materials (such as booklets, folders, inserts, cover sheets and slipcases) and grower tags and plant stakes for the horticultural market. For the global healthcare market, we manufacture paperboard packaging for over-the-counter and prescription drugs. Our customers generally use our inserts and labels to provide customer product information either inside a secondary package (e.g., a folding carton) or affixed to the outside of a primary package (e.g., a bottle). Folding cartons typically protect customers’ products during shipment and distribution, and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics, such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies, as well as iridescent, holographic, textured and dimensional effects to provide differentiated packaging products, and support our customers with new package development, innovation and design services and package testing services. We manufacture and sell our solid fiber and corrugated partitions and die-cut paperboard components principally to glass container manufacturers, producers of beer, food, wine, spirits, cosmetics and pharmaceuticals, and the automotive industry.

Sales of consumer packaging products to external customers accounted for 35.3%, 35.7% and 40.1% of our net sales in fiscal 2020, 2019 and 2018, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Land and Development Segment

During fiscal 2020, we completed the monetization of the various real estate holdings that we owned that were concentrated in the Charleston, SC region. Sales in our Land and Development segment to external customers accounted for 0.1%, 0.1% and 0.9% of our net sales in fiscal 2020, 2019 and 2018, respectively. See “Note 7. Segment Information” for additional information. We completed the monetization of our assets in the Land and Development segment during fiscal 2020; therefore, this segment no longer exists.

Seasonality

While our businesses are not materially impacted by seasonality, there is some variability in demand that occurs from quarter to quarter, with net sales in the first quarter of each fiscal year typically being the lowest. As such, we disclose net sales, segment income and shipment data by segment by quarter in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Generally, we expect more of our earnings and cash flows to be generated in the second half of the fiscal year than in the first half of the fiscal year due to these variations and other factors, including the timing of scheduled mill maintenance outages.

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

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and wood by-products (biomass) at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with coal and fuel oil to generate steam used in the paper making process and, at a few mills, to generate electricity used on site. In our virgin fiber mills, we use natural gas, biomass and coal to generate steam used in the pulping and paper making processes and to generate some or all of the electricity used on site. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. See Item 1. “Business — Governmental Regulation — Environmental” for additional information. See also Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — “Energy” and “Derivative Instruments / Forward Contracts” for additional information regarding our energy consumption.

Transportation

Inbound and outbound freight is a significant cost for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from our facilities to our customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs. While we experienced higher freight costs in fiscal 2019, freight costs declined in fiscal 2020. The principal markets for our products are in North America, South America, Europe, Asia and Australia. See Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”.

Sales and Marketing

None of our external customers individually accounted for more than 10% of our consolidated net sales in fiscal 2020. We generally manufacture our products pursuant to our customers’ orders. We believe that we have good relationships with our customers. See Item 1A. “Risk Factors — We Depend on Certain Large Customers”.

As a result of our vertical integration, our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. During fiscal 2020, approximately two-thirds of our coated natural kraft tons shipped, approximately three-fifths of our coated recycled paperboard tons shipped and approximately one-fifth of our bleached paperboard tons shipped were delivered to our converting operations, primarily to manufacture folding cartons, and approximately three-fourths of our containerboard tons shipped, including trade swaps and buy/sell transactions, were delivered to our converting operations to manufacture corrugated products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills. Excluding the production from Seven Hills and from our Aurora, IL mill, which is converted into book covers and other products, approximately one-third of our specialty recycled paperboard tons shipped in fiscal 2020 were delivered to our converting operations, primarily to manufacture interior partitions. We have the ability to move our internal sourcing among certain of our mills to optimize the efficiency of our operations.

As a result of our broad portfolio of differentiated and sustainable paper and packaging solutions, we serve more than 15,000 customers, including 160 customers who buy at least $1 million from both our Corrugated Packaging and Consumer Packaging segments. We believe that our ability to leverage our full portfolio of differentiated solutions and capabilities enables us to set ourselves apart from our competitors.

We market our products primarily through our own sales force. We also market a number of our products through independent sales representatives and independent distributors. We generally pay our sales personnel a combination of base salary, commissions and annual bonus. We pay our independent sales representatives on a commission basis. Orders from our customers generally do not have significant lead times. We discuss foreign net sales to unaffiliated customers and other non-U.S. operations’ financial and other segment information in “Note 7. Segment Information” of the Notes to Consolidated Financial Statements.

Competition

We operate in a competitive global marketplace and compete with many large, well established and highly competitive manufacturers and service providers. Our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition, economic conditions in the U.S. and abroad, as well as fluctuations in currency exchange rates.

The industries in which we operate are highly competitive, and no single company dominates any of those industries. Our containerboard and paperboard operations compete with integrated and non-integrated national and regional companies operating primarily in North America, and to a limited extent, manufacturers outside of North America. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. In the corrugated packaging and folding carton markets, we compete with a significant number of national, regional and local packaging suppliers in North America and abroad. In the solid fiber interior packaging, promotional point-of-purchase display and converted paperboard products markets, we primarily compete with a smaller number of national, regional and local companies offering highly specialized products.

Since all of our businesses operate in highly competitive industry segments, we regularly discuss sales opportunities for new business or for renewal of existing business with customers. Our packaging products compete with packaging made from other materials, including plastics. The primary competitive factors we face include price, design, product innovation, quality, service and sustainability, with varying emphasis on these factors depending on the product line and customer preferences. Our machinery solutions represent one example of how we compete by providing differentiated solutions that create value for our customers. We believe that we compete effectively with respect to each of these factors and we obtain feedback on our performance with periodic customer surveys, among other means.

The industries in which we operate have undergone consolidation. Within the packaging products industry, larger customers, with an expanded geographic presence, have tended to seek suppliers that can, because of their broad geographic presence, efficiently and economically supply all or a range of their packaging needs. In addition, our customers continue to demand higher quality products meeting stricter quality control requirements. Increasing demand for more sustainable products is also impacting our industry. See Item 1. “Business — Sustainability” for additional information.

See Item 1A. “Risk Factors — We Face Intense Competition” and “Risk Factors — We May Be Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Governmental Regulation

Health and Safety

Our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures. The health and safety of our teammates is our first priority, and we have established safety policies, programs, procedures and training for our manufacturing operations. We are subject to a broad range of foreign, federal, state and local laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. In addition, our program includes the ongoing identification and elimination of workplace exposures that can lead to injuries and sharing of health and safety best practices.

Certain governmental authorities in locations where we do business have established asbestos standards for the workplace. Although we do not use asbestos in manufacturing our products, asbestos containing material (“ACM”) is present in some of the facilities we lease or own. For those facilities where ACM is present and ACM is subject to regulation, we have established procedures for properly managing it.

We do not believe that future compliance with occupational health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

Environmental

Environmental compliance requirements are a significant factor affecting our business. We employ manufacturing processes that involve discharges to water, air emissions, water intake and waste handling activities. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Our integrated chemical pulping mills in the U.S. and Brazil are subject to more stringent environmental programs and regulations, but all of our manufacturing facilities have environmental compliance obligations.

On January 31, 2013, the U.S. Environmental Protection Agency (the “EPA”) published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” The U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT on July 29, 2016 vacating key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and sending it back to the EPA for further rulemaking. On August 24, 2020, a proposed EPA rule to amend Boiler MACT was published in the Federal Register in response to issues raised in multiple court decisions concerning the rule. The EPA’s proposal would change several numeric emission limits for new and existing boilers and process heaters, including new fluidized bed boilers and existing coal-fired boilers like those at several WestRock paper mills. Based on our evaluation of the proposed rule, emissions data and testing, we do not believe that the capital or operating costs for us to comply with the proposed Boiler MACT limits will be material; however, we are continuing to track the development of the proposed rule and its potential impacts on us. We anticipate that we will have up to three years after the effective date of the final rule to demonstrate compliance with the new Boiler MACT limits.

In addition to Boiler MACT, we are subject to several other federal, state, local and international environmental rules that may impact our business, including other Maximum Achievable Control Technology standards, National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities and National Pollutant Discharge Elimination System permitting requirements in the U.S. Legal requirements to review and revise existing environmental regulations applicable to our business, as well as litigation challenging these regulations, could result in more stringent or additional compliance obligations that may require capital investments or increase our operating costs.

We are involved in various administrative and other proceedings relating to environmental matters that arise in the normal course of business, and we may become involved in similar matters in the future. Although the ultimate outcome of these proceedings cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, we do not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws, including CERCLA. Based on information known to us and assumptions, we do not believe that the costs of these investigation and remediation projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations, including natural resources damages at these or other sites in the future, could result in additional costs.

We believe that we can assert claims for indemnification pursuant to existing rights we have under purchase and other agreements in connection with certain remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

See Item 1A. “Risk Factors — We are Subject to a Wide Variety of Laws, Regulations and Other Requirements That are Subject to Change and May Impose Substantial Compliance Costs”.

We estimate that we will invest approximately $27 million for capital expenditures during fiscal 2021 in connection with matters relating to environmental compliance. It is possible that our capital expenditure assumptions and the project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering projects and changes in environmental laws and regulations.

Climate Change

Some of our paper mills, our most energy-intensive manufacturing facilities, burn renewable biomass to generate more than 60 percent of their energy needs based on overall fuel mix. Most of these facilities also self-generate the steam and power needed for their manufacturing processes using combined heat and power or “cogeneration” systems. Our recycling operations help to divert approximately 8 million tons of paper and packaging from landfills where it would otherwise degrade and release greenhouse gases in the form of methane, which has a high global warming potential. Our fiber procurement activities create economic incentives for landowners and family tree farmers to maintain their holdings as working forests that sequester carbon and provide many other environmental benefits, including protection for fresh water supplies and habitats for diverse species of plants and animals.

In 2015, the Company established a goal to reduce its Scope 1 and Scope 2 greenhouse gas emissions per ton of production by 20% from a 2015 baseline by 2020. As of September 30, 2019, we achieved a 15% reduction of greenhouse gas (“GHG”) per ton of production and an absolute reduction of 21% from our baseline. We have accomplished these reductions primarily by displacing coal with natural gas and investing in new biomass boilers at our Covington, VA and Demopolis, AL mills. Our strategy for achieving our existing target includes continued investments in natural gas projects and infrastructure, as well as implementation of measures to improve the energy efficiency of our manufacturing operations. Responsibility for tracking performance against our GHG target is led by our sustainability group, which reports to our Chief Innovation Officer, and the data is verified by our internal audit department.

Climate change presents opportunities for our business. For example, we produce renewable energy in abundant amounts and generates renewable energy credits (“RECs”). An entity seeking to reduce its greenhouse gas profile can purchase our RECs and receive the rights to the environmental attributes of the renewable electricity generated by our integrated Kraft paper mills. The RECs we generate are flexible, market-based tools that support the renewable energy market and advance climate-related sustainability initiatives. Our recycling activities also may present the opportunity to generate offsets that could be used to meet climate-related obligations for ourselves or others.

Climate change also presents potential risks and uncertainties for us. With respect to physical climate risks, our manufacturing operations may be impacted by weather-related events such as hurricanes and floods, potentially resulting in lost production, supply chain disruptions and increased material costs. Unpredictable weather patterns also may impact virgin fiber prices, which may fluctuate during prolonged periods of heavy rain or drought. On the other hand, changes in climate also could result in more accommodating weather patterns for greater periods of time in certain areas, which may create favorable fiber market conditions. We incorporate a review of meteorological forecast data into our fiber procurement decisions and strategies. To the extent that climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our financial results of operations.

Responses to climate change may result in regulatory risks as new laws and regulations aimed at mandating GHG reductions come into effect. These rules and regulations could take the form of cap-and-trade, carbon taxes, or GHG reductions mandates for utilities that could increase the cost of purchased electricity. New climate rules and regulations also may result in higher fossil fuel prices or fuel efficiency standards that could increase transportation costs. Certain jurisdictions in which we have manufacturing facilities or other investments have already taken actions to address climate change. In the U.S, the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have facilities subject to existing GHG permitting and reporting requirements, the impact of these requirements has not been material to date.

In addition to these national efforts, some U.S. states in which we have manufacturing operations, including Washington, New York and Virginia, are taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and-trade programs. In addition, several of our international facilities are located in countries that have already adopted GHG emissions trading schemes. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces that have joined together to create a cap-and-trade program to reduce GHG emissions. In 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020 and 37.5% from 1990 levels by 2030. In 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Our mill in Quebec is subject to these cap-and-trade requirements, although the direct impact of this regulation has not been material to date. Other countries in which we conduct business, including China, European Union member states and India, have set GHG reduction targets in accordance with the agreement signed in April 2016 among over 170 countries that established a framework for reducing global GHG emissions (also known as the “Paris Agreement”), which became effective in November 2016.

Regulation related to climate change continues to develop in the areas of the world where we conduct business. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate related laws, regulations and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations. Compliance with climate programs may require future expenditures to meet GHG emission reduction obligations in future years. These obligations may include carbon taxes, the requirement to purchase GHG credits, or the need to acquire carbon offsets. Also, we may be required to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas.

Sustainability

At WestRock, we say sustainability is in every fiber of our company. In truth, it forms an integral part of our busines plan where our goal is to embed sustainability into our culture and strategy to innovate, create value and build competitive advantage. Our vision, Imagining and Delivering on the Promise of a Sustainable Future, is represented by three pillars:

▪	Supporting People and Communities
▪	Bettering the Planet
▪	Innovating for Our Customers and Their Customers

We deliver our fiber-based packaging solutions by way of our core purpose, Connecting People to Products® through safe and sustainable packaging. Paper-based packaging has many attributes that make it well-suited to helping our customers deliver more sustainable solutions to their customers. It is lightweight, durable, versatile, made with renewable materials and, in many instances, recyclable or compostable. We believe that our size and scale, coupled with our history of developing innovative products and solutions, uniquely positions us to help our customers meet or exceed their sustainability objectives.

We are one of the largest recyclers in the paper industry. We recover 8 million tons annually of paper, cardboard and other materials, representing waste that would otherwise go into landfills. We use the majority of that recovered fiber in our own paper mills to make new products. All of the virgin fiber used by our paper mills in North America is certified through the Sustainable Forestry Initiative’s Fiber Sourcing Standard.

By operating across the entire supply chain, we are an example of the circular economy in action, using raw materials that are either recovered or that in many instances can be reused, recycled or composted in a more sustainable “closed loop” business model. Our customers are increasingly interested in our commitment to sustainability as our progress with developing more sustainable products helps them achieve their sustainability goals.

Other examples of our commitment to sustainability include having one of the industry’s largest certified virgin fiber procurement systems and heading industry-leading foodservice recycling initiatives. We have been recognized for our sustainability efforts through, among other things, industry award programs and inclusion in the FTSE 4 Good index.

We are committed to our vision of Imagining and Delivering on the Promise of a More Sustainable Future to create long-term value for our people, communities, customers and the planet.

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

Employees

At September 30, 2020, we employed approximately 49,300 people, of which approximately 78% were located in the U.S. and Canada and 22% were located in Europe, South America, Mexico and Asia Pacific. Of the approximately 49,300 employees, approximately 71% were hourly and 29% were salaried. Approximately 56% of our hourly employees in the U.S. and Canada are covered by collective bargaining agreements (“CBAs”), which typically have four to six-year terms. Approximately 21% of those employees covered under CBAs are operating under agreements that expire within one year and approximately 15% of those employees are working under expired contracts.

While we have experienced isolated work stoppages in the past, we have been able to resolve them, and we believe that working relationships with our employees are generally good. While the terms of our CBAs vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered.

In December 2019, the United Steelworkers Union (“USW”) ratified a new master agreement that applies to substantially all of our U.S. facilities represented by the USW. The agreement has a four-year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing, and safety. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. The master agreement permits us to apply its terms to USW employees who work at facilities we acquire during the term of the agreement, including most former MeadWestvaco Corporation, KapStone and other acquired facilities. The master agreement covers approximately 63 of our U.S. operating locations and approximately 8,700 of our employees.

See Item 1A. “Risk Factors — We May Be Adversely Impacted By Work Stoppages and Other Labor Relations Matters”.

Human Capital

Human Capital Management

The attraction, retention and development of exceptional teammates is critical to our success. We accomplish this, in part, by developing the capabilities of our team members through our continuous learning, development and performance management programs. These programs include our safety, six sigma, supply chain, Leadership Excellence, Commercial Excellence and Manager Fundamentals programs. We sponsor early in career rotations and college hire programs that support our functions and local operations. We build partnerships with schools, universities and associations to promote future careers in manufacturing.

The capabilities of our workforce have evolved as our business and strategy have evolved. We have established new roles reflecting the talent and capabilities needed by our business, both now and for what we expect in the future. In 2019, we created the roles of Chief Commercial Officer and Chief Innovation Officer, reflecting our evolving go-to-market strategy and our focus on innovation and organic growth. In 2020, we invested in roles and capabilities in our workforce to support our business strategy, including hiring a new Chief Marketing Officer, Chief Sustainability Officer and Senior Vice President of Science and Innovation. We have invested in our e-commerce and digital technology capabilities through new roles, talent and programs. These investments reflect our focus on enhancing our capabilities in the areas of sustainability, organic growth, innovation and material science. As our business evolves, we will remain focused on having the right human capital capabilities, systems and processes in place to support our strategy.

Safety

The safety of our teammates remains the primary focus of our leaders. Our goal is to create a 100% safe work environment for our team members. Our safety strategy focuses on the “Four Ps”: people, process, prevention and performance. We seek to reduce exposures and eliminate life changing events through engagement, execution of targeted, results-driven activities, and implementing systems that promote continuous improvement. Our commitment to safety is reinforced by our use of the WestRock Safety Excellence Management System, a robust safety program and training curriculum.

Throughout the COVID-19 crisis, we have remained focused on protecting the health and safety of our team members while meeting the needs of our customers. Shortly after the outset of COVID-19, we were an early adopter of enhanced safety measures and practices across our facilities to protect employee health and safety and ensure a reliable supply of essential products to our customers. We monitor and track the impact of the pandemic on our teammates and within our operations, and proactively modify or adopt new practices to promote their health and safety.

Diversity, Inclusion, Equity and Belonging

Our Diversity, Inclusion, Equity and Belonging objective is to be a company where each of us genuinely belongs, is respected and valued, and can do our best work, and where diversity, inclusion and equity are competitive advantages.

At September 30, 2020, 21% of our global workforce was comprised of females and 31% of our U.S. based workforce was comprised of people of color. Our board of directors includes four females (representing 33% of directors) and one person of color (representing 8% of directors). We are implementing a multi-year Diversity, Inclusion, Equity and Belonging action plan that we expect will increase our workforce diversity, advance inclusion, equity and belonging at all our locations, accelerate the development and career movement of diverse talent and ensure diverse succession plans such that we continue to create future opportunities for all of our teammates.

In collaboration with organizations, such as the Executive Leadership Council, Pathways and Signature, we are providing external development opportunities for our diverse talent.

We have included a diversity, inclusion, equity and belonging modifier in our fiscal 2021 short-term incentive plan for our top 12 executives. The modifier will be tied to the achievement of certain performance measures under our Diversity, Inclusion, Equity and Belonging action plan.

International Operations

Our operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe, Asia and Australia. Sales attributable to non-U.S. operations were 17.7%, 18.2% and 19.9% of our net sales in fiscal 2020, 2019 and 2018, respectively, some of which were transacted in U.S. dollars. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We are Exposed to Risks Related to International Sales and Operations”.

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

Forward-Looking Information

This report contains statements that relate to future, rather than past, events. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements made in this report often address our expected future business and financial performance and financial conditions, and often contain words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods. Forward-looking statements are based on currently available information and our current expectations, beliefs, plans or forecasts, and include statements made in this report regarding, among other things:

•

that the global impact of COVID-19 continues to evolve rapidly and the extent of its effect on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others;

•	that our financial results in fiscal 2021 will continue to be impacted by COVID-19;
•	that as the situation with COVID-19 continues to evolves, we will re-evaluate the level of our dividend;
•

our expectation that the actions we have undertaken and will continue to undertake pursuant to the WestRock Pandemic Action Plan will provide an additional $1 billion in cash through the end of fiscal 2021 that we will be able to use to reduce our outstanding indebtedness;

•

our expectation that our actions under the WestRock Pandemic Action Plan will continue to position us both to sustain our business in a range of economic and market conditions and position us for long-term success;

•	that we will continue to take actions to protect the health and safety of our teammates during COVID-19;
•	that we expect to continue to incur expenses for cleaning, safety supplies and equipment, screening resources and other items related to COVID-19 as needed in the future;

•	our belief that we have substantial liquidity to navigate the current dynamic environment;
•

that, in accordance with the CARES Act (as hereinafter defined), we expect to postpone an estimated $120 million of employment tax payments over the three quarters ended December 31, 2020 and will be required to pay 50% of these amounts in December 2021 and the remaining 50% in December 2022;

•

that although we are not certain whether end market demand trends will continue into future reporting periods and, if so, for how long and to what degree, we believe the decline in specialty SBS, in particular for certain end markets, is more systemic;

•	our belief that our diverse portfolio of paper and packaging products positions us well to adapt and meet our customers’ changing needs across a broad cross-section of the economy;
•	that we expect to generate strong cash flows and reduce our debt meaningfully in fiscal 2021;
•

that we expect to add more than $125 million in EBITDA in fiscal 2021 from capturing synergies related to the KapStone Acquisition, the new paper machine at our Florence, SC mill, our box plant in Porto Feliz, Brazil and the reconfiguration at our North Charleston, SC mill;

•

that in the first quarter of fiscal 2021 we expect a sequential decline in net sales and earnings from the fourth quarter reflecting the normal seasonal sequential volume declines in many of our businesses;

•	that we expect higher North American Corrugated box shipments to be offset by three fewer shipping days during the first quarter of fiscal 2021;
•	that while volume should remain strong in Brazil, we will execute a significant outage to support our Tres Barras mill upgrade and estimate 27,000 tons of maintenance downtime;
•	our expectation of higher energy and transportation costs entering the winter season along with increased health insurance costs prior to the annual reset of employee deductibles;
•	our expectation that we will begin accruing short-term incentive payouts for fiscal 2021 at a target level that is higher than the payout level for fiscal 2020;
•	we may further modify the WestRock Pandemic Action Plan;
•

our belief that our payment terms will not be shortened significantly in the near future, and that we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms; our belief that we are one of the largest paper recyclers in North America;

•	our belief that we are the largest manufacturer of solid fiber partitions in North America measured by net sales;
•	our belief that we would be able to source significant replacement quantities from other suppliers in the event we incur production disruptions for recycled or virgin containerboard and paperboard;
•	our belief that we have good relationships with our customers;
•	our belief that our ability to leverage our full portfolio of differentiated solutions and capabilities enables us to set ourselves apart from our competitors;
•	our belief that we compete effectively on price, design, product innovation, quality, service and sustainability;

•	our belief that future compliance with occupational health and safety laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows;
•

our belief that, based on our evaluation of the proposed Boiler MACT (as defined herein) rule, emissions data and testing, the capital or operating costs for the Company to comply with the proposed Boiler MACT limits will not be material;

•

that concerns about climate change may result in new laws and regulations that could take the form of cap-and-trade, carbon taxes or greenhouse gas reductions mandates for utilities that could increase the cost of purchased electricity;

•

that China’s ban of all imports of solid waste beginning in 2021 may impact the cost of recycled fiber in the markets in which we compete and benefit producers that have a high concentration of recycled fiber mills;

•

our belief that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will not have a material adverse effect on our results of operations, financial condition or cash flows;

•

our belief that the costs associated with investigations or remediations under various environmental laws and regulations, including CERCLA, will not have a material adverse effect on our results of operations, financial condition or cash flows but that the discovery of contamination or the imposition of additional obligations, including natural resources damaged at these or other sites in the future, could result in additional costs;

•

our belief that we can assert claims for indemnification pursuant to existing rights we have under purchase and other agreements in connection with certain remediation sites and have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters;

•	that compliance with climate programs may require future expenditures to meet GHG emission reduction obligations in future years;
•

our belief that our size and scale, coupled with our history of developing innovative products and solutions, uniquely positions us to help our customers meet or exceed their sustainability objectives;

•	that our businesses are likely to continue experiencing cycles relating to industry capacity and general economic conditions;
•	our belief that working relationships with our employees are generally good;
•	as our business evolves, we will remain focused on having the right human capital capabilities, systems and processes in place to support our strategy;
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

•	our expectation that the KapStone Acquisition will generate run-rate synergies and performance improvements of more than $200 million by the end of fiscal 2021;
•	our expectation that we will continue to incur significant capital, operating and other expenditures complying with applicable environmental regulations;

•

that we may be required to incur additional indebtedness or issue equity securities in order to satisfy our payment or investment obligations with respect to our joint venture with Grupo Gondi (as hereinafter defined);

•	that we may form additional joint ventures;
•

our belief that certain multiemployer pension plans (“MEPP” or “MEPPs”) in which we participate or have participated, including Pace Industry Union-Management Pension Fund (“PIUMPF”), have material unfunded vested benefits;

•	that we expect to challenge the PIUMPF accumulated funding deficiency demands;
•	that we may withdraw from other MEPPs in the future;
•	our belief that our existing production capacity is adequate to serve existing demand for our products and that our plants and equipment are in good condition;
•	our belief that the resolution of lawsuits and claims will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows;
•	that we expect in the future to continue to evaluate potential acquisitions similar to those completed in the past, although the size of individual acquisitions may vary;
•	our belief that our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance;
•	that the upgrade of our mill located in Tres Barras, Brazil is expected to be completed in the first half of 2021;
•

our general expectation that the integration of a closed facility’s assets and production with other facilities will enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility;

•	that we will likely engage in future restructuring initiatives;
•

our expectation that funding for our domestic operations in the foreseeable future to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities, and that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations;

•

that with the completion of certain of our strategic projects, we had expected to transition to our long-range capital expenditure run-rate of approximately $900 million to $1.0 billion a year in fiscal 2021, however, we expect to invest $800 million to $900 million in fiscal 2021; that at these capital investment levels, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects, and complete our strategic mill projects while also making investments to support productivity and growth in our business; and that it is possible that our capital expenditure assumptions or future estimates may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes;

•	our estimation that we will invest approximately $27 million for capital expenditures during fiscal 2021 in connection with matters relating to environmental compliance;
•

our expectation that based on current projections, we will utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current fiscal year and that foreign and state net operating losses and credits will be used over a longer period of time;

•

that, barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our cash tax rate to be slightly higher than our income tax rate in fiscal 2021, 2022 and 2023 primarily due to the absence of certain nonrecurring tax credits, the reduction in capital investments as well as reversal of prior years’ accelerated tax depreciation causing taxable income to be higher;

•	our expectation that, based on current facts and assumptions, we will contribute approximately $23 million to our U.S. and non-U.S. pension plans in fiscal 2021;
•

our estimation that, based on current facts and assumptions, minimum pension contributions to our U.S. and non-U.S. pension plans will be in the range of approximately $22 million to $23 million annually in fiscal 2022 through 2025;

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

•	that we may seek to refinance existing indebtedness, to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness;
•	that if actual results are not consistent with our assumptions and estimates used to calculate impairment losses, we may be exposed to additional impairment losses that could be material;
•	that the global impact of the COVID-19 pandemic may affect our accounting estimates, which may materially change from period to period due to changing market factors;
•	that nearly all of our remaining salaried and non-union hourly employees accruing benefits will cease accruing benefits as of December 31, 2020;
•

our belief that our estimates for restructuring costs and other costs are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties;

•	our belief that our assumptions are appropriate with respect to health insurance costs, workers’ compensation cost and pension and other postretirement benefit obligations;
•	our expectation of the impact of implementation of various accounting standards, including that certain of these standards will not have a material impact on our consolidated financial statements;
•	our belief that our restructuring actions have allowed us to more effectively manage our business;
•

our belief that by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio for our pension plans that yields adequate returns with reduced volatility;

•	that MWV TN (as defined herein) expects to only repay the liability at maturity from the Timber Note (as defined herein) proceeds;
•	our belief that the liability for environmental matters was adequately reserved at September 30, 2020;

•	our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims;
•

our belief that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously, and that should the volume of asbestos-related personal injury litigation grow substantially, it is possible that we could incur significant costs resolving these cases;

•

our expectation that the resolution of pending asbestos litigation and proceedings will not have a material adverse effect on results of operations, financial condition or cash flows but that in any given period or periods, it is possible that asbestos-related proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows;

•	our estimation that the exposure with respect to certain guarantees we have made could be approximately $50 million;
•	our belief that our exposure related to guarantees will not have a material impact on our results of operations, financial condition or cash flows;
•	our expectation that we will not issue additional SARs;
•	that we may enter into various hedging transactions;
•

our belief that in the event of a distribution in the form of dividends or dispositions of our foreign subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions;

•

that it is reasonably possible that our unrecognized tax benefits will decrease by up to $21.9 million in the next twelve months due to expiration of various statues of limitations and settlement of issues;

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
•

our belief that the decision by the Supreme Court of Brazil with respect to certain state value added tax reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. Our forward-looking statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control, dependent on actions of third parties or currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability to respond effectively to the impact of COVID-19; our ability to achieve benefits from acquisitions (including the KapStone Acquisition) and the timing thereof, including synergies, performance improvements; our ability to successfully implement capital projects (including our strategic capital projects); the level of demand for our products; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; the possibility of and uncertainties related to planned and unplanned mill outages or production disruptions; investment performance, discount rates, return on pension plan assets and expected compensation levels; fluctuations in energy, raw materials, shipping and capital equipment costs; fluctuations in selling prices and volumes; intense competition; the impact of operational restructuring activities; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the potential loss of key customers; changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions; the impact of announced price increases or decreases and the impact of the gain and loss of customers; compliance with governmental laws and regulations, including those related to the environment; the scope, and timing and outcome of any litigation, claims, or other proceedings or dispute resolutions and the impact of any such litigation (including the Brazil Tax Liability), claims or other proceedings or dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; the occurrence of severe weather or a natural disasters, such as hurricanes or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; and other factors that are discussed in Item 1A. “Risk Factors”.

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

Industry Risks

We May Experience Pricing Variability

Our businesses have experienced, and are likely to continue experiencing, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. Prices for our products are driven by many factors, including general economic conditions, demand for our products and competitive conditions in the industries within which we compete, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock could be adversely affected. For example, we believe that the trading price of our Common Stock has been adversely affected in recent years due, in part, to concerns about announcements by certain of our competitors of planned additional capacity in the North American containerboard market, as well as the subsequent implementation of certain of those plans.

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

Our Earnings Are Highly Dependent on Volumes

Because our operations generally have high fixed operating cost components, our earnings are highly dependent on volumes, which tend to fluctuate. These fluctuations make it difficult to predict our financial results with any degree of certainty. Volumes for certain of the products that we produce were significantly impacted in fiscal 2020 by COVID-19. The pandemic has affected our operational and financial performance and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic efforts of the pandemic and related containment measures, among others. Any failure to maintain volumes may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation

We rely heavily on the use of certain raw materials, energy sources and third-party companies to transport our goods.

The costs of recycled fiber and virgin fiber, the principal externally sourced raw materials for our paper mills, are subject to pricing variability due to market and industry conditions. Demand for recycled fiber has fluctuated and may increase due to, among other factors, the addition of new recycled paper mill capacity, increasing demand for products packaged in packaging produced from paper manufactured from 100% recycled fiber and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled fiber content. In 2018, China implemented a ban on the importation of some categories of recyclable materials (including mixed paper) and set strict contamination levels for other recovered paper imports, which resulted in higher levels of recycled fiber supply in the U.S. and lower associated costs for U.S.-based recycled fiber paper mills. In 2020, we experienced periods of increased recycled fiber costs, including those driven by the impact of COVID-19. Beginning in 2021, China has announced that it will ban all imports of solid waste (including unsorted mixed papers), which may impact the cost of recycled fiber in the markets in which we compete and benefit producers that have a high concentration of recycled fiber mills.

The market price of virgin fiber varies based on availability and source of virgin fiber, and the availability of virgin fiber may be impacted by, among other factors, weather conditions. In fiscal 2019, for instance, the profitability of our U.S. operations was adversely impacted by wet weather conditions, which adversely impacted the availability of virgin fiber at some of our mills. In addition, costs for key chemicals used in our manufacturing operations fluctuate, which impacts our manufacturing costs. Certain published indices contribute to price setting for some of our raw materials and future changes in how these indices are established or maintained could adversely impact the pricing of these raw materials.

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

In response to the spread of COVID-19, governmental authorities implemented numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place and work from home orders, and shutdowns of so-called “nonessential” businesses. These measures have impacted, and may further impact, our workforce and operations, as well as those of our customers, vendors and suppliers. We have manufacturing operations in the U.S., Canada, Brazil, Mexico, Australia, China and in Europe, and each of these countries or regions has been affected by the outbreak of COVID-19 and taken various measures to try to contain it. Among other impacts to our business from the outbreak of COVID-19:

•

We have experienced lower overall demand for our products due to economic uncertainty and changing consumer behaviors driven by COVID-19. For example, we have experienced softer demand in the commercial print, tobacco, industrial, food service, cosmetics and spirits markets, as these markets have been adversely impacted by business closures due to government shelter-in-place orders and the adoption of social distancing practices.

•	Our supply chain may be disrupted due to government restrictions or if our suppliers or vendors fail to meet their obligations to us or experience disruptions in their ability to do so.
•

Our production capabilities may be disrupted if we are unable to secure sufficient supplies of raw materials, if significant portions of our workforce are unable to work effectively, including because of illness, government actions or other restrictions, or if we have periods of disruptions due to deep cleaning and sanitizing our facilities. In addition, we have incurred additional expense for cleaning, safety supplies and equipment, screening resources and other items and expect these costs to continue to some degree in the future.

•	We may experience an increase in commodity and other input costs due to market volatility and product availability.
•	We may experience an increase in our working capital needs or an increase in our trade accounts receivable write-offs as a result of increased financial pressures on our suppliers and customers.
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

We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments, and Completing Divestitures

We have completed a number of mergers, acquisitions, investments and divestitures in recent years, including the combination of MeadWestvaco Corporation and Rock-Tenn Company (“RockTenn”) in fiscal 2015 to form WestRock (the “Combination”), our investments in Gondi, S.A. de C.V. (“Grupo Gondi”) beginning in fiscal 2016, the spinoff of our Specialty Chemicals business in fiscal 2016, the sale of our Home, Health and Beauty business, a former division of our Consumer Packaging segment (“HH&B”), in fiscal 2017, the acquisition of Multi Packaging Solutions International Limited, a Bermuda exempted company (“MPS” or “MPS Acquisition”) in fiscal 2017 and the KapStone Acquisition in fiscal 2019, and we may acquire, invest in or sell, or enter into joint ventures with additional companies. We may not be able to identify suitable targets or purchasers or successfully complete suitable transactions in the future, and completed transactions may not be successful. These transactions create risks, including, but not limited to, risks associated with:

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
•

our incurrence of substantial indebtedness in connection with financing the KapStone Acquisition may have an adverse effect on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions; and

•	we may not be able to integrate KapStone without encountering difficulties and diverting management’s focus and resources from ordinary business activities and opportunities.

Any one or more of these risks could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Incur Business Disruptions

The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with:

•

catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, and pandemics, including COVID-19, or other similar occurrences;

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

For example, in 2018, operations at our Florence, SC and Panama City, FL mills were interrupted by hurricanes, resulting in lost mill production and the incurrence of damages, supply chain disruptions and increased input costs (see “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information). Also, in 2019 and 2020, operations at three of our mills located in the southeastern U.S. and operations at our Evadale, TX and Hodge, LA mills, respectively, were interrupted by hurricanes, resulting in lost mill production and in fiscal 2020 we experienced a flood at our operations in Guangzhou, China that negatively impacted our operations.

Business disruptions may impair our production capabilities and adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Fail to Anticipate Trends That Would Enable Us to Offer Products That Respond to Changing Customer Preferences

Our success depends, in part, on our ability to offer differentiated solutions, and we must continually develop and introduce new products and services to keep pace with technological and regulatory developments and changing customer preferences. The services and products that we offer customers may not meet their needs as their business models evolve. Also, our customers may decide to decrease their use of our products, use alternative materials for their product packaging or forego the packaging of certain products entirely. Regulatory developments can also significantly alter the market for our products. For example, a move to electronic distribution of disclaimers and other paperless regimes could adversely impact our healthcare inserts and labels businesses. Similarly, New Jersey adopted a law in November 2020 banning single-use paper bags and a number of other states charge businesses or customers fees to use paper bags. These and similar developments could adversely impact demand for certain of our products.

Consumer preferences for products and packaging formats are constantly changing based on, among other factors, cost, convenience, and health, environmental and social concerns and perceptions. For example, changing consumer dietary habits and preferences have slowed the sales growth for certain of the food and beverage products that we package. Also, there is an increasing focus among consumers to ensure that products delivered through e-commerce are packaged efficiently. For instance, in 2019 Amazon began requiring all items sold through Amazon that are larger than a specified size to be designed and certified as ready-to-ship. Our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected if we fail to anticipate trends that would enable us to offer products that respond to changing customer preferences.

Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated

We regularly make capital expenditures and many of our capital projects are complex, costly and/or implemented over an extended period of time. For example, in October 2020, we started up our strategic capital project at our Florence, SC mill in fiscal 2020 we completed a reconfiguration of our Charleston, SC mill, and we continue to invest in a strategic project at our Tres Barras, Brazil mill. Our capital expenditures for these and other capital projects could be higher than we anticipated, we may experience unanticipated business disruptions and/or we may not achieve the desired benefits from the capital projects, any of which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In addition, disputes between us and contractors who are involved with implementing capital projects could lead to time-consuming and costly litigation.

We are Exposed to Risks Related to International Sales and Operations

We derived 17.7% of our net sales in fiscal 2020 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Our operating results and business prospects could be adversely affected by risks related to the countries outside the U.S. in which we have manufacturing facilities or sell our products. Specifically, Brazil, China, Mexico and India are exposed to varying degrees of economic, political and social instability. In addition, these countries’ economies and operating environments have been, and likely will continue to be, adversely impacted to varying degrees by COVID-19. We are exposed to risks of operating in those countries, as well as others, including, but not limited to, risks associated with:

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

We are Subject to Cyber-Security Risks, Including Related to Customer, Employee, Vendor or Other Company Data

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information. In addition, we facilitate a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. We also collect and store data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to recurring attempts by third parties to access information or to disrupt our operations. Despite our security design and controls, and those of our third-party providers, we may become subject to system damage, disruptions or shutdowns due to any number of causes, including cyber-attacks, breaches, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, service provider failures, natural disasters or other catastrophic events. These vulnerabilities may remain undetected for an extended period of time. We may face other challenges and risks during our integration of acquired businesses and operations as we upgrade and standardize our information technology systems. We maintain contingency plans and processes to prevent or mitigate the impact of these events; however, these events could result in operational disruptions or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

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

•	financial uncertainties in our major international markets, including uncertainties surrounding the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit”;
•	social and political change impacting matters such as tax policy, sustainability, environmental regulations and trade policies and agreements; or
•	government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which we operate.

For example, we may experience lower demand for our products and the products of our customers that utilize our products if economic conditions in the U.S. and globally (including in Europe, Brazil and Mexico) deteriorate and result in higher unemployment rates, lower family income, unfavorable currency exchange rates, lower corporate earnings, lower business investment or lower consumer spending. In 2020, unemployment rates in the principal geographic markets that we serve increased significantly and gross domestic product in these markets decreased significantly, in each case due to COVID-19. These trends resulted in generally lower levels of demand for our products, which adversely impacted our financial results. In addition, changes in trade policy, including renegotiating or potentially terminating, existing bilateral or multilateral agreements, as well as the imposition of tariffs, could impact demand for our products and the costs associated with certain of our capital investments. Macro-economic challenges may also lead to changes in tax laws or tax rates that may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. We are not able to predict with certainty economic and financial market conditions, and social and political change, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected by adverse market conditions and social and political change.

The Level of Our Indebtedness Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business

At September 30, 2020, we had $9.4 billion of debt outstanding. The level of our indebtedness could have important consequences, including:

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

Certain of our variable rate debt uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.

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

We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Would Adversely Impact Our Operating Results and Shareholders’ Equity

At September 30, 2020, the carrying value of our goodwill and intangible assets was $9.6 billion. We review the carrying value of our goodwill for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors and make estimates that require judgment. In fiscal 2020, we recorded a pre-tax non-cash goodwill impairment of approximately $1.3 billion in our Consumer Packaging reporting unit. The rest of our reporting units had fair values that exceeded their carrying values by more than 10%. Future changes in the cost of capital, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders’ equity, and could impact the trading price of our Common Stock. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” of the Notes to Consolidated Financial Statements for additional information.

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

We May Utilize Our Cash Flow or Incur Additional Indebtedness to Satisfy Certain Payment Obligations Related to, or Otherwise Increase our Investment in Grupo Gondi

In connection with our investment in the joint venture with Grupo Gondi, we entered into an option agreement pursuant to which we and certain shareholders of Grupo Gondi agreed to future put and call options with respect to the equity interests in the joint venture held by each party. We own 32.3% of the joint venture. Pursuant to the option agreement, prior to April 1, 2021, we may exercise a right to purchase an additional 18.7% equity interest in Grupo Gondi from our joint venture partners at a predetermined purchase price. If we exercise our right to purchase the additional 18.7% equity interest, our partners may elect to sell us their remaining interest at fair market value at that time, or a portion thereof in the future in accordance with the terms of the option agreement. In addition, in the event that we do not exercise our right to purchase the additional 18.7% equity interest, our joint venture partners may call our 32.3% equity interest at a predetermined price between October 1, 2021 and April 1, 2022. These arrangements, or other arrangements pursuant to which we increase our ownership in Grupo Gondi, may require us to dedicate a substantial portion of our cash flow to satisfy our payment or investment obligations, which may reduce the amount of funds available for our operations, capital expenditures and corporate development activities. Also, we may be required to incur additional indebtedness or issue equity securities in order to satisfy our payment or investment obligations.

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

We believe that certain of the MEPPs in which we participate or have participated, including PIUMPF, have material unfunded vested benefits. In fiscal 2018, we submitted formal notification to withdraw from PIUMPF and the Central States, Southeast and Southwest Areas Pension Fund (“Central States”), and recorded aggregate withdrawal liabilities of $184.2 million (nearly all of which was for PIUMPF), which includes an estimate of our portion of PIUMPF’s accumulated funding deficiency. We may withdraw from other MEPPs in the future.

In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. We began making monthly payments for the withdrawal liability in fiscal 2020. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. We expect to challenge the accumulated funding deficiency demand. The impact of increased contributions, future funding obligations or future withdrawal liabilities may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information, including our estimated withdrawal liabilities and a summary of all the demand letters we received from PIUMPF.

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

We have incurred, and expect to continue to incur, significant capital, operating and other expenditures complying with applicable environmental regulations. Our environmental expenditures include those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater, including situations where we have been identified as a PRP. Because environmental regulations are constantly evolving, we will continue to incur costs to maintain compliance with those laws and our compliance costs could increase materially. Future compliance with existing and new laws and requirements may disrupt our business operations and require significant expenditures, and our existing reserves for specific matters may not be adequate to cover future costs. In particular, our manufacturing operations consume significant amounts of energy, and we may in the future incur additional or increased capital, operating and other expenditures from changes due to new or increased climate-related and other environmental regulations. We could also incur substantial liabilities, including fines or sanctions, enforcement actions, natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury under environmental and common laws.

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

We are subject to a number of labor and employment and occupational health and safety laws and regulations that could significantly increase our operating costs and reduce our operational flexibility. Additionally, changing privacy laws in the United States (where the California Consumer Privacy Act became effective in 2020), Europe (where the General Data Protection Regulation became effective in 2018) and elsewhere have created new individual privacy rights, imposed increased obligations on companies handling personal data and increased potential exposure to fines and penalties.

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

Our corporate offices, significant regional offices and operating facilities as of September 30, 2020 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	115	66	181
Consumer Packaging	77	44	121
Corporate and significant regional offices	—	11	11
Total	192	121	313

The tables that follow show our annual production capacity in thousands of tons by mill at September 30, 2020, unless stated otherwise. Our mill system production levels and operating rates may vary from year to year due to changes in market and other factors, including weather-related events. Our simple average mill system operating rates for the last three years averaged 93%. We own all of our mills. At September 30, 2020, we also owned approximately 135,000 acres of forestlands in Brazil.

Corrugated Packaging Mills - annual production capacity in thousands of tons

Location of Mill	Linerboard	Medium	White Top Linerboard	Kraft Paper/Bag	Saturating Kraft / Folding Carton	Market Pulp	Bleached Paperboard	Total Capacity
Longview, WA	510	315		375				1,200
Fernandina Beach, FL	950							950
West Point, VA		185	735					920
Stevenson, AL		885						885
Solvay, NY	548	272						820
Hodge, LA	800							800
Florence, SC (1)	710							710
Panama City, FL	353					292		645
Dublin, GA	137	137		341				615
North Charleston, SC	235				370			605
Seminole, FL	402	198						600
Tres Barras, Brazil (2)	360	185						545
Hopewell, VA	527							527
Roanoke Rapids, NC	290			210				500
Tacoma, WA	90		275	60		60		485
La Tuque, QC			345				131	476
Cowpens, SC	45	185						230
St. Paul, MN		200						200
Morai, India	155	25						180
Total Capacity (3)	6,112	2,587	1,355	986	370	352	131	11,893

(1)	The new machine at the Florence, SC mill started up in October 2020. The table reflects the expected annual capacity once the strategic project is fully operational.
(2)	Reflects our current capacity. Once the expansion project is completed during fiscal 2021, the mill is expected to produce 750,000 tons annually.
(3)	Our fiber sourcing for our Corrugated Packaging mills is approximately 62% virgin and 38% recycled.

Consumer Packaging Mills - annual production capacity in thousands of tons

Location of Mill	Bleached Paperboard	Coated Natural Kraft	Coated Recycled Paperboard	Specialty Recycled Paperboard	Market Pulp	Total Capacity
Mahrt, AL		1,035				1,035
Covington, VA	950					950
Evadale, TX (1)	500					500
Demopolis, AL	360				110	470
St. Paul, MN			170			170
Battle Creek, MI			160			160
Chattanooga, TN				140		140
Dallas, TX			127			127
Lynchburg, VA				118		118
Sheldon Springs, VT (Missisquoi Mill)			111			111
Stroudsburg, PA			80			80
Eaton, IN				64		64
Aurora, IL				32		32
Total Capacity (2)	1,810	1,035	648	354	110	3,957

(1)	Reflects the expected annual capacity and product mix after the completion of the October 2020 announced machine shutdown.
(2)	Our fiber sourcing for our Consumer Packaging mills is approximately 75% virgin and 25% recycled.

The production at our Lynchburg, VA mill is gypsum paperboard liner and the paper machine at this mill is owned by our Seven Hills joint venture. Our overall fiber sourcing for all of our mills is approximately 65% virgin and 35% recycled.

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

Common Stock

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “WRK”. As of November 4, 2020, there were approximately 6,313 stockholders of record of our Common Stock. The number of stockholders of record includes one single stockholder, Cede & Co., for all of the shares of our Common Stock held by our stockholders in individual brokerage accounts maintained at banks, brokers and institutions.

Dividends

On May 5, 2020, our board of directors declared a quarterly dividend of $0.20 per share for an annual rate of $0.80 per share, which was lower than our previous quarterly dividend paid in fiscal 2020. We believe that this reduction in our dividend was prudent given the uncertain market conditions driven by COVID-19 and allowed us to allocate additional cash to pay down our outstanding debt. As the situation with COVID-19 continues to evolve, we will re-evaluate the level of our dividend. In August 2020, May 2020, February 2020 and November 2019 we paid a quarterly dividend of $0.20, $0.20, $0.465 and $0.465 per share, respectively for a total of $1.33 per share. During fiscal 2019, we paid an annual dividend of $1.82 per share. During fiscal 2018, we paid an annual dividend of $1.72 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and “Note 20. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Stock Repurchase Plan

See “Note 20. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. WRKCo was the accounting acquirer in the KapStone Acquisition; therefore, the historical consolidated financial statements of WRKCo for periods prior to the transaction (which was completed on November 2, 2018) are also considered to be the historical financial statements of the Company. We derived the consolidated statements of operations and consolidated statements of cash flows data for the years ended September 30, 2020, 2019 and 2018 and the consolidated balance sheet data as of September 30, 2020 and 2019 from the Consolidated Financial Statements included herein. We derived the consolidated statements of operations and consolidated statements of cash flows data for the year ended September 30, 2017 and 2016 and the consolidated balance sheet data as of September 30, 2018, 2017 and 2016 from audited financial statements not included in this report.

The impact from acquisitions was the primary driver of the changes in the selected financial data in fiscal 2018 and 2019 as compared to prior years in varying degrees due to the size and timing of the transactions. See “Note 3. Acquisitions and Investments” of the Notes to Consolidated Financial Statements for additional information. The selected financial data has been updated to reflect the spinoff of our Specialty Chemicals business in fiscal 2016. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
(In millions, except per share amounts)	2020	2019	2018	2017	2016

Net sales	$17,578.8	$18,289.0	$16,285.1	$14,859.7	$14,171.8
Multiemployer pension withdrawal (income) expense (1)	$(1.1)	$(6.3)	$184.2	$—	$—
Pension risk transfer expense (2)	$—	$—	$—	$—	$370.7
Pension lump sum settlement and retiree medical curtailment, net (3)	$—	$—	$—	$32.6	$—
Land and Development impairments (4)	$—	$13.0	$31.9	$46.7	$—
Restructuring and other costs (5)	$112.7	$173.7	$105.4	$196.7	$366.4
Goodwill impairment (6)	$1,333.2	$—	$—	$—	$—
Gain on sale of HH&B (7)	$—	$—	$—	$192.8	$—
(Loss) income from continuing operations (8)	$(686.1)	$867.9	$1,909.3	$698.6	$154.8
Loss from discontinued operations (net of tax) (9)	$—	$—	$—	$—	$(544.7)
Net (loss) income attributable to common stockholders	$(690.9)	$862.9	$1,906.1	$708.2	$(396.3)
Diluted (loss) earnings per share from continuing operations	$(2.67)	$3.33	$7.34	$2.77	$0.59
Diluted loss per share from discontinued operations	$—	$—	$—	$—	$(2.13)
Diluted (loss) earnings per share attributable to common stockholders	$(2.67)	$3.33	$7.34	$2.77	$(1.54)
Diluted weighted average shares outstanding	259.2	259.1	259.8	255.7	257.9
Dividends paid per common share	$1.33	$1.82	$1.72	$1.60	$1.50
Book value per common share	$40.83	$45.27	$45.24	$40.64	$38.75
Total assets	$28,779.7	$30,156.7	$25,360.5	$25,089.0	$23,038.2
Current portion of debt	$222.9	$561.1	$740.7	$608.7	$292.9
Long-term debt due after one year	$9,207.7	$9,502.3	$5,674.5	$5,946.1	$5,496.3
Total debt	$9,430.6	$10,063.4	$6,415.2	$6,554.8	$5,789.2
Total stockholders’ equity	$10,630.6	$11,669.9	$11,469.4	$10,342.5	$9,728.8
Net cash provided by operating activities	$2,070.7	$2,310.2	$1,931.2	$1,463.8	$1,223.3
Capital expenditures	$978.1	$1,369.1	$999.9	$778.6	$796.7
Cash paid for purchase of businesses, net of cash acquired	$—	$3,374.2	$239.9	$1,588.5	$376.4
Purchases of common stock	$—	$88.6	$195.1	$93.0	$335.3
Cash dividends paid to stockholders	$344.5	$467.9	$440.9	$403.2	$380.7

(1)

In fiscal 2018, we recorded an estimated withdrawal liability of $180.0 million to withdraw from PIUMPF and $4.2 million to withdraw from Central States. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

(2)

In fiscal 2016, we used plan assets to settle $2.5 billion of pension obligations of the WestRock Company Consolidated Pension Plan (the “Plan”) by purchasing group annuity contracts from the Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (“Prudential”). This transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result, we recorded a non-cash charge of $370.7 million pre-tax, which is included in the consolidated statements of operations in the line item “Pension and other postretirement non-service income (expense)”.

(3)

In fiscal 2017, lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and a remeasurement of the Plan. As a result of settlement accounting, we recognized as a current period expense a pro-rata portion of the unamortized net actuarial loss, after remeasurement, and recorded a $32.6 million non-cash charge to our earnings, which is included in the consolidated statements of operations in the line item “Pension and other postretirement non-service income (expense)”.

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

(6)

In fiscal 2020, we recorded a $1,333.2 million pre-tax non-cash goodwill impairment in our Consumer Packaging reporting unit. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” of the Notes to Consolidated Financial Statements for additional information.

(7)	On April 6, 2017, we completed the HH&B Sale. In fiscal 2017, we recorded a pre-tax gain on sale of HH&B of $192.8 million.

(8)

(Loss) income from continuing operations was impacted by multiemployer pension withdrawals, pension risk transfer, pension lump sum settlement and retiree medical curtailment, net, Land and Development impairments, restructuring and other costs, the goodwill impairment and the HH&B Sale, as identified in the table above for the respective years. In addition, income from continuing operations in fiscal 2018 included an income tax benefit of $1,128.8 million related to the Tax Act (as hereinafter defined). See “Note 6. Income Taxes — Impacts of the Tax Act” of the Notes to Consolidated Financial Statements for additional information. Income from continuing operations in fiscal 2019 and 2017 was reduced by $24.7 million and $26.5 million, respectively, pre-tax for the expensing of inventory stepped-up in purchase accounting, primarily related to the KapStone Acquisition and the MPS Acquisition, respectively.

(9)

Loss from discontinued operations, net of tax in fiscal 2016 included a $478.3 million pre-tax non-cash goodwill impairment charge and $101.1 million pre-tax customer list impairment charge associated with our former Specialty Chemicals operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

Organization

On November 2, 2018, we completed the KapStone Acquisition. As a result, among other things, the Company became the ultimate parent of WRKCo, KapStone and their respective subsidiaries, and the Company changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”. See “Note 3. Acquisitions and Investments” of the Notes to Consolidated Financial Statements for additional information.

Presentation

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which previously sold real estate, primarily in the Charleston, SC region. We have not included a discussion of the Land and Development segment below as its net sales and segment income are not significant due to the completion of the monetization of the real estate holdings. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for the Land and Development disclosures. With the completion of the monetization, this segment no longer exists.

A detailed discussion of the fiscal 2020 year-over-year changes can be found below and a detailed discussion of fiscal 2019 year-over-year changes can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Acquisitions

From time to time, we have completed acquisitions that have expanded our product and geographic scope, allowed us to increase our integration levels and impacted our comparative financials. We expect to continue to evaluate similar potential acquisitions in the future, although the size of individual acquisitions may vary. Below we summarize certain of these acquisitions.

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

See “Note 3. Acquisitions and Investments” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments, and Completing Divestitures”.

EXECUTIVE SUMMARY

	Year Ended September 30,
(In millions)	2020	2019

Net sales	$17,578.8	$18,289.0
Segment income	$1,362.8	$1,790.2

In fiscal 2020, we continued to pursue our strategy of offering differentiated and sustainable paper and packaging solutions that help our customers win. As a result of our broad portfolio, 160 customers bought at least $1 million from both our Corrugated Packaging and Consumer Packaging segments in fiscal 2020. Net sales of $17,578.8 million for fiscal 2020 decreased $710.2 million, or 3.9%, compared to fiscal 2019. The decrease was primarily due to lower selling price/mix and lower volumes excluding acquisitions, including the impact of COVID-19, as well as unfavorable foreign currency impacts across our segments.

Segment income decreased $427.4 million in fiscal 2020 compared to fiscal 2019, primarily due to lower Corrugated Packaging and Consumer Packaging segment income. A detailed review of our performance appears below under “Results of Operations”.

We generated $2,070.7 million of net cash provided by operating activities in fiscal 2020, compared to $2,310.2 million in fiscal 2019. The decrease was primarily due to lower earnings largely due to lower selling price/mix, lower volumes excluding acquisitions, including COVID-19, as well as other factors. Given the uncertainties associated with the severity and duration of COVID-19 as discussed below, in May 2020 we implemented the WestRock Pandemic Action Plan. See “COVID-19 RESPONSE — WestRock Pandemic Action Plan” for more information. We invested $978.1 million in capital expenditures in fiscal 2020 while returning $344.5 million in dividends to our stockholders. We believe our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance. See “Liquidity and Capital Resources” for more information.

Loss per diluted share was $2.67 in fiscal 2020 compared to earnings per diluted share of $3.33 in fiscal 2019. Adjusted Earnings Per Diluted Share were $2.75 and $3.98 in fiscal 2020 and 2019, respectively. The loss per diluted share in fiscal 2020 was driven by a pre-tax non-cash goodwill impairment of $1,333.2 million in our Consumer Packaging reporting unit.

A detailed review of our fiscal 2020 and 2019 performance appears below under “Results of Operations”.

Expectations for Fiscal 2021 and the First Quarter of Fiscal 2021

We expect to generate strong cash flows and reduce our debt meaningfully in fiscal 2021. We expect capital investments to be $800 to $900 million, which is higher than the estimates that we incorporated into the WestRock Pandemic Action Plan due to specific growth projects that we subsequently identified. We expect to complete the Tres Barras mill upgrade in the first half of 2021 and to add more than $125 million in EBITDA in fiscal 2021 from capturing synergies related to the KapStone Acquisition, the new paper machine at our Florence, SC mill, our box plant in Porto Feliz, Brazil and the reconfiguration at our North Charleston, SC mill. We expect that our financial results in fiscal 2021 will continue to be impacted by COVID-19. See “COVID-19 Response — End Market Segment Demand Trends” and “COVID-19 Response — Health and Safety of our Teammates” for additional information.

In the first quarter of fiscal 2021, we expect a sequential decline in net sales and earnings from the fourth quarter reflecting the normal seasonal sequential volume declines in many of our businesses. We expect higher North American Corrugated box shipments to be offset by three fewer shipping days during the first quarter of fiscal 2021. While volume should remain strong in Brazil, we will execute a significant outage to support our Tres Barras mill upgrade and estimate 27,000 tons of maintenance downtime. We also expect higher energy and transportation costs entering the winter season along with increased health insurance costs prior to the annual reset of employee deductibles. In addition, our short-term incentive payouts for fiscal 2020 were below target as part of our pandemic action plan and we will begin accruing short-term incentive payouts for fiscal 2021 at a target level that is higher than the payout level for fiscal 2020.

COVID-19 RESPONSE

WestRock Pandemic Action Plan

In fiscal 2020, we executed our differentiated strategy with financial strength and substantial liquidity, and we adapted quickly to changing market conditions as a result of the COVID-19 pandemic. Given the uncertainties associated with the severity and duration of the pandemic, in May 2020 we announced, and began implementing, the WestRock Pandemic Action Plan. We have modified the WestRock Pandemic Action Plan as the impact of COVID-19 has continued and we may further modify it in the future by, for example, changing our capital expenditure assumptions, future estimates or the duration of the planned items. We expect that the actions that we have undertaken and will continue to undertake pursuant to the plan will provide an additional $1 billion in cash through the end of fiscal 2021 that we will be able to use to reduce our outstanding indebtedness. Pursuant to the WestRock Pandemic Action Plan, we committed ourselves to:

•	Continuing to protect the safety and well-being of our teammates, which we continue to do,
•	Continuing to match our supply with our customers’ demand, which we continue to do,
•

Decreasing the salaries of our senior executive team by up to 25% from May 1, 2020 through December 31, 2020 and decreasing the retainer for members of our board of directors by 25% for the third and fourth calendar quarters of 2020, in addition to reducing discretionary expenses,

•

Using Common Stock to pay our annual incentive for fiscal 2020 for nearly all participants, and setting the payout level at 50% of the target opportunity subject to a safety modifier that could increase the target by up to 5% or decrease it by up to 10%,

•	Using Common Stock to make Company funded 401(k) contributions (i.e. our employee match of up to 5%) beginning July 1, 2020 for calendar 2020,
o	We subsequently determined to fund the Company’s annual 401(k) contribution of 2.5% using Common Stock
o	We subsequently determined to use Common Stock to make Company funded 401(k) contributions through September 30, 2021
•

Reducing fiscal 2020 capital investments by approximately $150 million to approximately $950 million (we invested $978.1 million in fiscal 2020) and fiscal 2021 capital investments to a range of $600 million to $800 million (which we have subsequently revised to $800 million to $900 million),

•

Postponing an estimated $120 million of employment taxes incurred through the end of calendar year 2020, pursuant to relief offered under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and

•	Resetting our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share.

In fiscal 2020, we achieved more than $350 million of the $1 billion goal set forth in the WestRock Pandemic Action Plan. We expect that our actions under the WestRock Pandemic Action Plan will continue to position us both to sustain our business in a range of economic and market conditions and for long-term success.

Health and Safety of our Teammates

Our first priority is the health and safety of our teammates. We have taken, and continue to take, actions to protect the health and safety of our teammates during COVID-19, including:

•	Implementing social distancing practices,
•	Cleaning and disinfecting workstations and common surfaces frequently and arranging for deep cleaning and sanitizing of our sites, as needed,

•	Requiring the use of face coverings to enter our facilities,
•	Enforcing quarantine guidelines for team members affected by or potentially exposed to COVID-19, and
•	Supporting flexible and alternative work arrangements, including a work-from-home strategy for team members whose jobs can be performed remotely.

We have also implemented health questionnaires and temperature screenings in compliance with applicable law and launched an online Coronavirus Resource Center to keep our teammates up to date on Company and health authority information, including information from the World Health Organization and the U.S. Centers for Disease Control and Prevention.

During fiscal 2020, we provided one-time COVID-19 recognition awards to our teammates who work in manufacturing and operations and recognized expense of $31.6 million for those awards. During fiscal 2020, we also incurred an additional expense of $32.4 million for cleaning, safety supplies and equipment, screening resources and other items. We expect to continue to incur expenses for these items as needed in the future.

Business Continuity

Our business is an essential part of the global supply chain. Our paper and packaging products enable our customers to package essential food, beverage, health products, cleaning products and other goods. We are continuing to operate and meet or exceed our customers’ needs in this rapidly evolving demand environment.

We formed a business continuity team comprised of senior leaders throughout our organization that develops and implements business continuity plans to ensure that our operations are well positioned to continue producing and delivering products to customers without disruption. The business continuity team meets regularly to identify and address issues as they arise and focuses on taking actions that address current circumstances associated with COVID-19 while positioning us for future growth.

Financial Flexibility and Liquidity

We expect the resetting of our dividend from $0.465 per share to $0.20 per share will allow for in excess of $400 million to be available for debt repayment through the end of fiscal 2021.

In June 2020, WRKCo issued $600.0 million aggregate principal amount of its 3.00% Senior Notes due 2033. At September 30, 2020, we had approximately $3.6 billion of availability under long-term committed credit facilities and cash and cash equivalents. We have limited debt maturities prior to March 2022. We believe that we have substantial liquidity to navigate the current dynamic environment, and remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity.

The CARES Act allows employers to postpone paying their share of employment taxes incurred through the end of calendar year 2020. We expect to postpone an estimated $120 million of such payments over the three quarters ended December 31, 2020 and will be required to pay 50% of these amounts in December 2021 and the remaining 50% in December 2022.

End Market Segment Demand Trends

End market demand trends continue to be impacted by COVID-19. Since the onset of COVID-19, we have experienced strong sequential demand from the e-commerce, food, and healthcare end markets. As we exited the fourth quarter of fiscal 2020, corrugated container volumes increased, and October 2020 shipments continued to rise as compared to the prior year. However, we have also experienced lower sales in other market segments, including specialty solid bleached sulphate (“SBS”), especially for commercial print, tobacco, plate and cup stock markets. Although we are not certain whether these trends will continue into future reporting periods and, if so, for how long and to what degree, we believe the decline in specialty SBS, in particular for certain end markets, is more systemic. Our view of related growth and earnings opportunities has been diminished in the foreseeable future. As a result of the expected lower volumes and cash flows, in the fourth quarter of fiscal 2020 we recorded a non-cash goodwill impairment charge of $1.3 billion pre-tax in our Consumer Packaging reporting unit. In October 2020, we announced the shut-down of one of our SBS paper machines at our Evadale, TX mill, which will result in the removal of 200,000 tons of capacity.

We believe that our diverse portfolio of sustainable fiber-based paper and packaging solutions positions us well to adapt and meet our customers’ changing needs across a broad cross-section of the economy. In particular, for customers and markets that have had increased demand, the scale of our operations has enabled us to partner with our customers to support these needs.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the two years ended September 30, 2020:

	Year Ended September 30,
(In millions)	2020	2019

Net sales	$17,578.8	$18,289.0
Cost of goods sold	14,381.6	14,540.0
Gross profit	3,197.2	3,749.0
Selling, general and administrative, excluding intangible amortization	1,624.4	1,715.2
Selling, general and administrative intangible amortization	400.5	400.2
Gain on disposal of assets	(16.3)	(41.2)
Multiemployer pension withdrawal income	(1.1)	(6.3)
Land and Development impairments	—	13.0
Restructuring and other costs	112.7	173.7
Goodwill impairment	1,333.2	—
Operating (loss) profit	(256.2)	1,494.4
Interest expense, net	(393.5)	(431.3)
Loss on extinguishment of debt	(1.5)	(5.1)
Pension and other postretirement non-service income	103.3	74.2
Other income, net	9.5	2.4
Equity in income of unconsolidated entities	15.8	10.1
(Loss) income before income taxes	(522.6)	1,144.7
Income tax expense	(163.5)	(276.8)
Consolidated net (loss) income	(686.1)	867.9
Less: Net income attributable to noncontrolling interests	(4.8)	(5.0)
Net (loss) income attributable to common stockholders	$(690.9)	$862.9

Net Sales (Unaffiliated Customers)

Net sales in fiscal 2020 decreased $710.2 million, or 3.9%, compared to fiscal 2019. The decrease was primarily due to lower selling price/mix and lower volumes excluding acquisitions, including the impact of COVID-19, as well as unfavorable foreign currency impacts across our segments. These decreases were partially offset by higher containerboard volumes and the impact of the KapStone Acquisition as the prior year included only eleven months of KapStone ownership (the transaction closed on November 2, 2018). The change in net sales by segment is outlined below in “Results of Operations — Corrugated Packaging Segment” and “Results of Operations — Consumer Packaging Segment”.

Cost of Goods Sold

Cost of goods sold decreased to $14,381.6 million in fiscal 2020 compared to $14,540.0 million in fiscal 2019. Cost of goods sold as a percentage of net sales was 81.8% in fiscal 2020 compared to 79.5% in fiscal 2019. The decrease in cost of goods sold in fiscal 2020 compared to fiscal 2019 was primarily due to a decrease in net sales, productivity improvements, net cost deflation and lower depreciation, which were partially offset by increased cost of goods sold associated with the impact of acquisitions (primarily an additional month of KapStone ownership in fiscal 2020), one-time COVID-19 recognition awards to our teammates who work in manufacturing and operations and other manufacturing cost increases, including increased costs resulting from the North Charleston, SC mill reconfiguration and Florence, SC mill strategic capital project, as well as increased costs for safety, cleaning and other items related to COVID-19. In fiscal 2020 and 2019, we incurred approximately $4.5 million and $113.9 million, respectively, of direct costs and property damage associated with Hurricane Michael, and received Hurricane Michael-related insurance proceeds of $32.3 million and $180.0 million, respectively, which were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The insurance proceeds were for $20.6 million and $124.7 million of direct costs and property damage for fiscal 2020 and 2019, respectively, and for $11.7 million and $55.3 million for business interruption recoveries, respectively. See “Hurricane Michael” below for additional information. In fiscal 2020 and 2019, we recorded a reduction of cost of goods sold of $32.1 million and $11.4 million, respectively, in connection with an indirect tax claim in Brazil, primarily in the Corrugated Packaging segment. See “Note 18. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements for additional information. In fiscal 2019, we recorded a $24.7 million acquisition inventory step-up charge in our Corrugated Packaging segment related to the KapStone Acquisition. We discuss these items in greater detail below in “Results of Operations — Corrugated Packaging Segment” and “Results of Operations — Consumer Packaging Segment”.

Selling, General and Administrative Excluding Intangible Amortization

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization decreased $90.8 million to $1,624.4 million in fiscal 2020 compared to fiscal 2019 in part, due to a $31.3 million reduction in bonus compensation expense primarily associated with the Pandemic Action Plan, a $38.3 million reduction in travel and entertainment, and other reductions associated with the implementation of shelter-in-place orders that were initiated in response to COVID-19. Decreases for fiscal 2020 were partially offset by an additional month of KapStone ownership in fiscal 2020, as well as a $9.9 million increase in bad debt expense compared to the prior year. SG&A excluding intangible amortization as a percentage of net sales declined in fiscal 2020 to 9.2% from 9.4% in fiscal 2019.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $400.5 million and $400.2 million in fiscal 2020 and 2019, respectively. Fiscal 2020 included an additional month of KapStone ownership in fiscal 2020.

Gain on Disposal of Assets

The gain on disposal of assets in fiscal 2020 was $16.3 million and the gain on disposal of assets in fiscal 2019 was $41.2 million. The gain on disposal of assets in fiscal 2019 was primarily due to the $48.5 million gain on sale of our former Atlanta beverage facility recorded in the first quarter of fiscal 2019.

Land and Development Impairments

In fiscal 2019, we recorded $13.0 million of pre-tax non-cash impairments of certain mineral rights following the termination of a third party leasing relationship. This charge is not reflected in segment income.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $112.7 million and $173.7 million for fiscal 2020 and 2019, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 4. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements for additional information, including a description of the type of costs incurred. We have restructured portions of our operations from time to time and it is likely that we will engage in additional restructuring opportunities in the future. See also Item 1A. “Risk Factors — We May Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring”.

Goodwill Impairment

In fiscal 2020, we recorded a pre-tax non-cash goodwill impairment of $1,333.2 million in our Consumer Packaging reporting unit. The impairment is described below in “Critical Accounting Policies and Significant Accounting Estimates — Goodwill” of the Notes to Consolidated Financial Statements.

Interest Expense, net

Interest expense, net was $393.5 million and $431.3 million for fiscal 2020 and 2019, respectively. Interest expense, net in fiscal 2020 decreased primarily due to $20.5 million of interest income recorded in connection with an indirect tax claim in Brazil compared to $0.8 million in fiscal 2019, lower levels of debt and lower interest rates in the current year period. These increases were partially offset by an additional month of interest expense associated with the KapStone Acquisition in the current year compared to the prior year. See “Note 18. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements for additional information. See Item 1A. “Risk Factors — The Level of Our Indebtedness Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business”.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income was $103.3 million and $74.2 million in fiscal 2020 and 2019, respectively. The increases were primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2020. Customary pension and other postretirement (income) costs are included in segment income. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements for more information.

Other Income, net

Other income, net was $9.5 million and $2.4 million in fiscal 2020 and 2019, respectively.

Provision for Income Taxes

We recorded income tax expense of $163.5 million for fiscal 2020 at an effective tax rate of (31.3)%, due to the loss before income tax in fiscal 2020, compared to an income tax expense of $276.8 million at an effective tax rate of 24.2% in fiscal 2019. Excluding the effect of the goodwill impairment, which was largely not tax deductible, our effective tax rate was 22.5%. See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements for additional information, including a table reconciling the statutory federal tax rate to our effective tax rate.

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

The insurance proceeds received in fiscal 2020 consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. In fiscal 2019, we received insurance proceeds of $180.0 million. The insurance proceeds for fiscal 2019 consisted of $55.3 million of business interruption recoveries and $124.7 million for direct costs and property damage.

Corrugated Packaging Segment

Corrugated Packaging Shipments

Corrugated Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from billion square feet (“BSF”) to tons. We have presented the Corrugated Packaging shipments in two groups: North American and Brazil / India because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. We have included the impact of the KapStone Acquisition beginning in the first quarter of fiscal 2019. In the second quarter of fiscal 2020, we adjusted the second quarter and full year fiscal 2019 amounts in the table below by an immaterial amount to adjust the acquired KapStone operations. The table below reflects shipments in thousands of tons, BSF and millions of square feet (“MMSF”) per shipping day. The number of shipping days vary by geographic location.

North American Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019
North American Corrugated Packaging Shipments - thousands of tons	2,346.7	2,510.2	2,644.2	2,616.4	10,117.5
North American Corrugated Containers Shipments - BSF	22.5	23.4	24.3	24.1	94.3
North American Corrugated Containers Per Shipping Day - MMSF	369.4	372.2	384.7	382.7	377.3

Fiscal 2020
North American Corrugated Packaging Shipments - thousands of tons	2,591.2	2,618.8	2,504.4	2,504.4	10,218.8
North American Corrugated Containers Shipments - BSF	23.9	23.8	23.2	24.9	95.8
North American Corrugated Containers Per Shipping Day - MMSF	385.9	371.2	369.3	388.0	378.6

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019
Brazil / India Corrugated Packaging Shipments - thousands of tons	185.6	176.5	171.0	194.6	727.7
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	1.6	1.7	6.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.7	20.6	21.0	21.8	21.0

Fiscal 2020
Brazil / India Corrugated Packaging Shipments - thousands of tons	168.1	182.5	176.4	185.1	712.1
Brazil / India Corrugated Containers Shipments - BSF	1.7	1.6	1.6	1.9	6.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	22.9	21.3	21.0	24.3	22.4

Corrugated Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2019
First Quarter	$2,733.8	$246.8	9.0%
Second Quarter	2,990.7	310.3	10.4
Third Quarter	3,072.8	392.7	12.8
Fourth Quarter	3,019.4	449.8	14.9
Total	$11,816.7	$1,399.6	11.8%

Fiscal 2020
First Quarter	$2,909.5	$283.4	9.7%
Second Quarter	2,882.5	244.5	8.5
Third Quarter	2,728.8	227.9	8.4
Fourth Quarter	2,898.4	281.9	9.7
Total	$11,419.2	$1,037.7	9.1%

(1)	Net Sales before intersegment eliminations

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment elimination for the Corrugated Packaging segment decreased $397.5 million in fiscal 2020 compared to fiscal 2019 primarily reflecting $447.1 million from lower selling price/mix on sales, $150.3 million of lower volumes excluding acquisitions, including the impact of COVID-19, as well as $93.2 million related to unfavorable impacts of foreign currency. These items were partially offset by $278.3 million of net sales from the acquired KapStone operations for October 2019 as fiscal 2020 included an additional month of KapStone ownership.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in fiscal 2020 decreased $361.9 million compared to fiscal 2019, primarily due to the margin impact of lower selling price/mix of $466.4 million, $55.3 million of lower volumes excluding acquisitions, including the impact of COVID-19, $22.7 million of unfavorable foreign currency impacts, and other manufacturing cost increases, including estimated increased costs of $43.4 million associated with the North Charleston, SC mill reconfiguration and Florence, SC mill strategic capital project, one-time COVID-19 recognition awards to our teammates who work in manufacturing and operations and increased costs for safety, cleaning and other items related to COVID-19. Since we started tracking and reporting the impact of COVID-19 in the third quarter of fiscal 2020, we have made one-time COVID-19 recognition awards to our manufacturing and operations teammates and incurred increased costs for safety, cleaning and other items related to COVID-19 of approximately $33.5 million. These decreases were partially offset by the net favorable impact of Hurricane Michael in fiscal 2020 compared to fiscal 2019. The net recovery of Hurricane Michael direct costs and property damage was a favorable $5.3 million compared to the prior year net expense incurred, and the impact of business interruption recoveries in the current year period compared to lost production and sales net of recoveries in the prior year were an estimated favorable $25.1 million. In addition, we realized an estimated $115.8 million of productivity improvements, an estimated $30.5 million decreased impact of economic downtime, $18.4 million for an indirect tax claim in Brazil and an estimated $11.8 million of net cost deflation, each as compared to the prior year. See “Note 18. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements for additional information. Net cost deflation consisted primarily of lower energy, virgin fiber, freight and chemical costs that were partially offset by higher recovered fiber, and wage and other costs compared to the prior year. The prior year included an acquisition inventory step-up charge of $24.7 million.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2019
Consumer Packaging Shipments - thousands of tons	969.6	985.5	980.1	974.0	3,909.2

Fiscal 2020
Consumer Packaging Shipments - thousands of tons	922.4	987.7	984.5	976.8	3,871.4

Consumer Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2019
First Quarter	$1,618.8	$76.9	4.8%
Second Quarter	1,668.3	85.2	5.1
Third Quarter	1,650.1	91.0	5.5
Fourth Quarter	1,668.8	135.0	8.1
Total	$6,606.0	$388.1	5.9%

Fiscal 2020
First Quarter	$1,536.9	$46.2	3.0%
Second Quarter	1,616.3	90.8	5.6
Third Quarter	1,552.6	95.3	6.1
Fourth Quarter	1,627.2	91.4	5.6
Total	$6,333.0	$323.7	5.1%

(1)	Net Sales before intersegment eliminations

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations for the Consumer Packaging segment decreased $273.0 million in fiscal 2020 compared to the prior year primarily due to $145.3 million of lower volumes, including the impact of COVID-19, $100.5 million of lower selling price/mix on sales and $30.2 million of unfavorable foreign currency impacts.

Segment Income — Consumer Packaging Segment

Segment income attributable to the Consumer Packaging segment in fiscal 2020 decreased $64.4 million compared to the prior year. Segment income in the period was reduced by an estimated $69.5 million of margin impact from lower selling price/mix, an estimated $53.4 million of economic downtime, $51.5 million of lower volumes, including the impact of COVID-19, $10.3 million of unfavorable foreign currency impacts, and other items. These items were partially offset by $69.0 million of productivity improvements, an estimated $40.1 million of net cost deflation and $22.6 million of lower depreciation and amortization, each as compared to the prior year. Net cost deflation consisted primarily of lower virgin fiber, chemical, energy, and freight costs, which were partially offset wage and other costs. Recovered fiber costs were essentially flat. Since we started tracking and reporting the impact of COVID-19 in the third quarter of fiscal 2020, we have made one-time COVID-19 recognition awards to our manufacturing and operations teammates and incurred increased costs for safety, cleaning and other items related to COVID-19 of approximately $25.1 million.

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

Cash and cash equivalents were $251.1 million at September 30, 2020 and $151.6 million at September 30, 2019. Approximately one-half of the cash and cash equivalents at September 30, 2020 were held outside of the U.S. At September 30, 2020, total debt was $9,430.6 million, $222.9 million of which was current. At September 30, 2019, total debt was $10,063.4 million, $561.1 million of which was current. Included in our total debt at September 30, 2020 was $208.9 million of non-cash acquisition related step-up. Total debt declined compared to the prior year primarily due to net cash provided by operating activities exceeding aggregate capital expenditures and dividends by $748.1 million, which was partially offset by a $99.5 million increase in our cash and cash equivalents balance. This includes the achievement of more than $350 million of the $1 billion goal set forth in the WestRock Pandemic Action Plan. In addition, debt was also increased by $100.3 million related to our October 1, 2019 adoption of the leasing guidance codified in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842 “Leases” (“ASC 842”) that recharacterized $100.3 million from short-term and long-term liabilities for two chip mills to a finance lease obligation.

In June 2020, WRKCo issued $600.0 million aggregate principal amount of its 3.00% Senior Notes due 2033 (the “June 2033 Notes”). We may redeem the June 2033 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the June 2033 Notes were primarily used to repay the $100.0 million principal amount of WestRock MWV, LLC’s (“MWV”) 9.75% notes due June 2020 and reduce outstanding indebtedness under our Receivables Securitization Facility and Revolving Credit Facility (each as hereinafter defined). See “Note 13. Debt” of the Notes to Consolidated Financial Statements for additional information.

At September 30, 2020, we had approximately $3.6 billion of availability under long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures on November 21, 2024. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. We have limited debt maturities prior to March 2022.

Certain restrictive covenants govern our maximum availability under the credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with all of these covenants at September 30, 2020.

At September 30, 2020, we had $62.9 million of outstanding letters of credit not drawn upon.

We use a variety of working capital management strategies including supply chain financing ("SCF") programs, vendor financing and commercial card programs, a monetization facility where we sell short-term receivables to a group of third-party financial institutions and a receivables securitization facility. We describe these programs below and, in the Notes to Consolidated Financial Statements.

We engage in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or us. Receivables transferred under these customer-based supply chain finance programs generally meet the requirements to be accounted for as sales in accordance with guidance under ASC 860 “Transfers and Servicing”

resulting in derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer-based supply chain finance programs constitute approximately 2% of our annual net sales. In addition, we have a monetization facility which sells to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts. For a discussion of our monetization facility see “Note 12. Fair Value — A/R Sales Agreement”.

Our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers generally range from payable upon receipt to 120 days, and vary for items such as the availability of cash discounts. We do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable our suppliers, at their sole discretion, to sell their receivables from us to the financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell us goods or services and issue the associated invoices to us based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Our suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by us under SCF programs and we have no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to our suppliers that elect to participate in SCF programs are included in the line item accounts payable and accrued expenses in our consolidated balance sheet and the activity is reflected in net cash provided by operating activities in our consolidated statements of cash flows. Based on correspondence with the financial institutions that are involved with our two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 15% of our accounts payable balance.

We also participate in certain vendor financing and commercial card programs to support our travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because we receive the benefit of extended payment terms and a rebate from the financial institution that we would not have otherwise received without the financial institutions’ involvement. We also have a receivables securitization facility (as defined herein) that allows for borrowing availability based on the eligible underlying accounts receivable and compliance with certain covenants. For a discussion of our receivables securitization facility and the amount outstanding under our vendor financing and commercial card programs see “Note 13. Debt” of the Notes to Consolidated Financial Statements for additional information.

Cash Flow Activity

	Year Ended September 30,
(In millions)	2020	2019

Net cash provided by operating activities	$2,070.7	$2,310.2
Net cash used for investing activities	$(921.5)	$(4,579.6)
Net cash (used for) provided by financing activities	$(1,021.1)	$1,780.2

Net cash provided by operating activities during fiscal 2020 decreased $239.5 million from fiscal 2019 primarily due to lower consolidated net income and a $117.7 million net increase in the use of working capital compared to the prior year.

Net cash used for investing activities of $921.5 million in fiscal 2020 consisted primarily of $978.1 million for capital expenditures that was partially offset by $35.0 million of proceeds from the sale of property, plant and equipment and $16.9 million of proceeds from corporate owned life insurance benefits. Net cash used for investing activities of $4,579.6 million in fiscal 2019 consisted primarily of $3,374.2 million for cash paid for the purchase of businesses, net of cash acquired (excluding the assumption of debt), primarily related to the KapStone Acquisition, and $1,369.1 million for capital expenditures that were partially offset by $119.1 million of proceeds from the sale of property, plant and equipment, primarily related to the sale of our Atlanta beverage facility, $33.2 million of proceeds from corporate owned life insurance benefits and $25.5 million of proceeds from property, plant and equipment insurance proceeds related to our Panama City, FL mill.

Under the WestRock Pandemic Action Plan, which we announced in May 2020 in response to the COVID-19 pandemic, we expected to reduce our fiscal 2020 capital expenditures by approximately $150 million to approximately $950 million. Fiscal 2020 capital expenditures aggregated $978.1 million in fiscal 2020, including work on our strategic projects at our Florence, SC and Tres Barras, Brazil mills. We also had to navigate the impact of shelter-in-place and other similar restrictions and the availability of contract and technical resources as a result of COVID-19. We started up the paper machine at our Florence, SC mill in October 2020 and expect to increase capacity during fiscal 2021. The Tres Barras mill upgrade project should be completed in the first half of 2021. With the expected completion of certain of our strategic projects, we had expected to transition to our long-range capital expenditure run-rate of approximately $900 million to $1.0 billion a year in fiscal 2021. We expect to invest $800 million to $900 million in fiscal 2021, which is higher than the estimates that we incorporated into the WestRock Pandemic Action Plan due to specific growth projects that we subsequently identified. At these capital investment levels, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects, and complete our strategic mill projects while also making investments to support productivity and growth in our business. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In fiscal 2020, net cash used for financing activities of $1,021.1 million consisted primarily of a net decrease in debt of $673.9 million and cash dividends paid to stockholders of $344.5 million. In fiscal 2019, net cash provided by financing activities of $1,780.2 million consisted primarily of a net increase in debt of $2,314.6 million, primarily related to the KapStone Acquisition and partially offset by cash dividends paid to stockholders of $467.9 million and purchases of Common Stock of $88.6 million.

We estimate that we will invest approximately $27 million for capital expenditures during fiscal 2021 in connection with matters relating to environmental compliance. We were obligated to purchase approximately $310 million of fixed assets at September 30, 2020 for various capital projects. See Item 1A. “Risk Factors — Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated”.

At September 30, 2020 the U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $78 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current fiscal year. Foreign and state net operating losses and credits will be used over a longer period of time. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures or other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our cash tax rate to be slightly higher than our income tax rate in fiscal 2021, 2022 and 2023 primarily due to the absence of certain nonrecurring tax credits, the reduction in capital investments, as well as reversal of prior years’ accelerated tax depreciation causing taxable income to be higher.

During fiscal 2020 and 2019, we made contributions of $22.5 million and $25.1 million, respectively, to our U.S. and non-U.S. pension plans. Based on current facts and assumptions, we expect to contribute approximately $23 million to our U.S. and non-U.S. pension plans in fiscal 2021. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. The net overfunded status of our U.S. and non-U.S. pension plans at September 30, 2020 was $51.7 million. Based on current assumptions, including future interest rates, we estimate that minimum pension contributions to our U.S. and non-U.S. pension plans will be approximately $22 million to $23 million annually in fiscal 2022 through 2025. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from two plans and recorded an aggregate estimated withdrawal liability of $184.2 million, nearly all of which was for PIUMPF. In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The initial demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. In October 2019, we received two additional demand letters from PIUMPF related to a subsidiary of ours asserting that we owe $2.3 million on an undiscounted basis to be paid over 20 years with respect to the subsidiary’s withdrawal liability and $2.0 million for its accumulated funding deficiency. We received an updated demand letter decreasing the accumulated funding deficiency demand from $2.0 million to $1.3 million in April 2020. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. We are evaluating each of these demands and we expect to challenge the accumulated funding deficiency demands. We began making monthly payments for these withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs”.

On May 5, 2020, our board of directors declared a quarterly dividend of $0.20 per share for an annual rate of $0.80 per share, which was lower than our previous quarterly dividend paid in fiscal 2020. We believe that this reduction in our dividend was prudent given the uncertain market conditions driven by COVID-19 and allowed us to allocate additional cash to pay down our outstanding debt. As the situation with COVID-19 continues to evolve, we will re-evaluate the level of our dividend. In August 2020, May 2020, February 2020 and November 2019 we paid a quarterly dividend of $0.20, $0.20, $0.465 and $0.465 per share, respectively for a total of $1.33 per share. During fiscal 2019, we paid an annual dividend of $1.82 per share. During fiscal 2018, we paid an annual dividend of $1.72 per share.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. In fiscal 2020, we repurchased no shares of our Common Stock. In fiscal 2019, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $88.6 million. As of September 30, 2020, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

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

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2020, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors, including estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those presented in the table.

	Payments Due by Period
(In millions)	Total	Fiscal 2021	Fiscal 2023 and 2022	Fiscal 2024 and 2025	Thereafter

Long-Term Debt, including current portion, excluding finance lease obligations (1)	$9,007.9	$214.2	$1,077.8	$1,986.8	$5,729.1
Lease obligations (2)	1,138.0	205.0	299.0	181.3	452.7
Purchase obligations and other (3) (4) (5)	1,669.2	989.4	207.1	133.0	339.7
Total	$11,815.1	$1,408.6	$1,583.9	$2,301.1	$6,521.5

(1)

Includes only principal payments owed on our debt assuming that all of our long-term debt will be held to maturity, excluding scheduled payments. We have excluded $147.9 million of fair value of debt step-up, deferred financing costs and unamortized bond discounts from the table to arrive at actual debt obligations. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for information on the interest rates that apply to our various debt instruments.

(2)	See “Note 15. Leases” of the Notes to Consolidated Financial Statements for additional information.

(3)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(4)

We have included future estimated minimum pension plan contributions, MEPP withdrawal payments with definite payout terms and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Our estimates are based on factors, such as discount rates and expected returns on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, returns on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. We have excluded $73.3 million of MEPP withdrawal liabilities recorded as of September 30, 2020, including our estimate of the accumulated funding deficiency, due to lack of definite payout terms for certain of the obligations. See “Note 5. Retirement Plans – Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

(5)	We have not included the following items in the table:
•	An item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these liabilities do not have a definite pay-out scheme.
•

$246.0 million for certain provisions of ASC 740, “Income Taxes” associated with liabilities, primarily for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

In addition to the enforceable and legally binding obligations presented in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions.

Expenditures for Environmental Compliance

See Item 1. “Business — Governmental Regulation — Environmental” and “Business — Governmental Regulation — Climate Change” for a discussion of our expenditures for environmental compliance.

NON-GAAP FINANCIAL MEASURES

We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”). However, management believes certain non-GAAP financial measures provide investors and other users with additional meaningful information that should be considered when assessing our ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions, and in evaluating our performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies.

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”.

Management believes these measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude restructuring and other costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net (loss) income attributable to common stockholders and (Loss) earnings per diluted share, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Loss (earnings) per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Years Ended September 30,
	2020	2019
(Loss) earnings per diluted share	$(2.67)	$3.33
Goodwill impairment	5.07	—
Restructuring and other items	0.33	0.56
North Charleston and Florence transition and reconfiguration costs	0.13	—
COVID-19 manufacturing and operations bonus	0.09	—
Losses at closed plants, transition and start-up costs	0.07	0.05
Accelerated depreciation on major capital projects and certain plant closures	0.05	0.12
Interest accretion and other	0.05	(0.02)
Loss on extinguishment of debt	—	0.02
Multiemployer pension withdrawal expense (income)	—	(0.01)
Brazil indirect tax claim	(0.14)	(0.02)
Litigation recovery	(0.07)	—
Adjustment related to Tax Cuts and Jobs Act	(0.06)	0.02
Direct recoveries from Hurricane Michael, net of related proceeds	(0.05)	(0.03)
Gain on sale of certain closed facilities	(0.05)	(0.15)
Land and Development impairment and operating results (1)	—	0.03
Inventory stepped-up in purchase accounting, net of LIFO	—	0.07
Other	0.02	0.01
Adjustment to reflect adjusted earnings on a fully diluted basis	(0.02)	—
Adjusted Earnings Per Diluted Share	$2.75	$3.98

(1)Includes a $13.0 million impairment of mineral rights in fiscal 2019.

The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “(Loss) income before income taxes”, “Income tax (expense) benefit” and “Consolidated net (loss) income”, respectively, as reported on the statements of operations. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net (loss) income attributable to common stockholders (represented in the table below as the GAAP Results for Consolidated net (loss) income (i.e. Net of Tax) less net income attributable to Noncontrolling interests), for the periods indicated (in millions):

	Year ended September 30, 2020			Year ended September 30, 2019
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
GAAP Results	$(522.6)	$(163.5)	$(686.1)	$1,144.7	$(276.8)	$867.9
Goodwill impairment	1,333.2	(18.9)	1,314.3	—	—	—
Restructuring and other items	112.7	(28.2)	84.5	173.7	(28.1)	145.6
North Charleston and Florence transition and reconfiguration costs	43.4	(10.6)	32.8	—	—	—
COVID-19 manufacturing and operations bonus	31.6	(7.7)	23.9	—	—	—
Losses at closed plants, transition and start-up costs	21.9	(5.4)	16.5	19.7	(5.6)	14.1
Accelerated depreciation on major capital projects and certain plant closures	17.3	(4.2)	13.1	42.1	(10.5)	31.6
Interest accretion and other	15.0	(3.7)	11.3	(5.5)	1.3	(4.2)
Loss on extinguishment of debt	1.5	(0.4)	1.1	5.1	(1.3)	3.8
Multiemployer pension withdrawal expense (income)	0.9	(0.2)	0.7	(4.6)	1.2	(3.4)
Brazil indirect tax claim	(51.9)	16.0	(35.9)	(7.3)	2.1	(5.2)
Litigation recovery	(23.9)	5.9	(18.0)	—	—	—
Adjustment related to Tax Cuts and Jobs Act	—	(16.4)	(16.4)	—	4.1	4.1
Direct recoveries from Hurricane Michael, net of related proceeds	(16.1)	4.0	(12.1)	(10.8)	2.6	(8.2)
Gain on sale of certain closed facilities	(15.6)	3.8	(11.8)	(52.6)	12.9	(39.7)
Land and Development impairment and operating results (1)	(1.3)	0.3	(1.0)	10.5	(2.6)	7.9
Inventory stepped-up in purchase accounting, net of LIFO	—	—	—	24.7	(6.0)	18.7
Other	6.0	(1.5)	4.5	3.9	(1.0)	2.9
Adjusted Results	$952.1	$(230.7)	$721.4	$1,343.6	$(307.7)	$1,035.9
Noncontrolling interests			(4.8)			(5.0)
Adjusted Net Income			$716.6			$1,030.9

(1)	Includes a $13.0 million impairment of mineral rights in fiscal 2019.

We discuss certain of these charges in more detail in “Note 4. Restructuring and Other Costs” and “Note 18. Commitments and Contingencies — Indirect Tax Claim”.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTING ESTIMATES

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

ASC 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We generally do not attempt a qualitative assessment and move directly to the quantitative test. As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, which we believe would be generally consistent with that of a market participant. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we measure goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value as required under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which we early adopted starting with our fiscal 2020 annual goodwill impairment test on July 1, 2020. We describe our accounting policy for goodwill further in “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” of the Notes to Consolidated Financial Statements.

We began seeing the impact of COVID-19 in a limited manner at the end of the second quarter of fiscal 2020. The impact on our operations increased in the third quarter of fiscal 2020. During these interim periods, we evaluated the current economic environment, including our then current assessment of the long-term impact of COVID-19 on our forecasts, and we concluded there were no indicators of impairment of our long-lived assets, including goodwill that required a quantitative test to be performed.

During the fourth quarter of fiscal 2020, we completed our annual goodwill impairment testing. We considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of COVID-19, macroeconomic conditions, industry and market considerations, and financial performance, including planned revenue, earnings and capital investments of each reporting unit. The discount rate used for each reporting unit ranged from 8.0% to 14.0%. We used perpetual growth rates in the reporting units ranging from 0.5% to 1.0%. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values, except the Consumer Packaging reporting unit. As a result, we recorded a pre-tax non-cash impairment of $1,333.2 million or $1,314.3 million after-tax. Each of our other reporting units had fair values that exceeded their respective carrying values by more than 10% each. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit, the fair value of each of our reporting units, excluding Consumer Packaging, would have continued to exceed its carrying value.

The impairment was driven by the expected lower volumes and cash flows related to certain external SBS end markets, including commercial print, tobacco and plate and cup stock markets. We have experienced significant declines in demand for these products and are not showing significant recovery. We believe these declines are more systemic and our view of related growth and earnings opportunities has been diminished for the foreseeable future. Worldwide SBS operating rates are down, and the market has taken increased levels of economic downtime. In October 2020, we announced the shut-down of one of our SBS paper machines at our Evadale, TX mill, which will result in the removal of 200,000 tons of capacity. At September 30, 2020, following the impairment, the North American Corrugated, Consumer Packaging, Brazil Corrugated and Victory Packaging reporting units had $3,533.0 million, $2,288.7 million, $99.4 million and $41.1 million of goodwill, respectively. Our long-lived assets, including intangible assets remain recoverable. Subsequent to our annual test, we monitored industry economic trends until the end of our fiscal year and determined no additional testing for goodwill impairment was warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. Currently, we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, we cannot predict certain market factors with certainty, including the impact of COVID-19, and have certain risks inherent to our operations as described in Item 1A. “Risk Factors”. If actual results are not consistent with our assumptions and estimates, particularly for our Consumer Packaging reporting unit for which the fair value approximates its carrying value after the impairment recognition, we may be exposed to additional impairment losses that could be material.

See Item 1A. “Risk Factors — We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Would Adversely Impact Our Operating Results and Shareholders’ Equity”.

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any. We use significant judgment in (i) determining whether a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination and (ii) measuring the tax benefit as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. We do not record any benefit for the tax positions where we do not meet the “more likely than not” initial recognition threshold. Income tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. We generally recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution. A 1% change in our effective tax rate would increase or decrease tax expense by approximately $5.2 million for fiscal 2020. A 1% change in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2020 consolidated balance sheet, would increase or decrease tax expense by approximately $123 million for fiscal 2020.

Pension

The funded status of our qualified and non-qualified U.S. and non-U.S. pension plans increased $137.5 million in fiscal 2020. Our U.S. qualified and non-qualified pension plans were over funded by $105.2 million as of September 30, 2020. Our non-U.S. pension plans were under funded by $53.5 million as of September 30, 2020. Our U.S. pension plan benefit obligations were negatively impacted in fiscal 2020 primarily by a 34-basis point decrease in the discount rate compared to the prior measurement date. The non-U.S. pension plan obligations were negatively impacted in fiscal 2020 by a 26-basis point decrease in the discount rate compared to the prior measurement date. A 25-basis point change in the discount rate, compensation level and expected long-term rate of return on plan assets, factoring in our corridor (as defined herein) as appropriate, would have had the following effect on fiscal 2020 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans
	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(14.7)	$13.2
Compensation level	$0.2	$(0.2)
Expected long-term rate of return on plan assets	$(15.6)	$15.6

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

We are exposed to market risk from changes in, among other things, interest rates, foreign currencies and commodity prices. We aim to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movements in pricing, and underlying accounting and business implications. Our chief executive officer and chief financial officer must approve the execution of all transactions contemplated in accordance with our Financial and Commodity Risk Management Corporate Policy. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. We may not be successful in managing these risks.

Containerboard and Paperboard Shipments

We are exposed to market risk related to our sales of containerboard and paperboard. We sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified index prices. We have the capacity to annually ship approximately 11.9 million tons in our Corrugated Packaging segment and approximately 4.0 million tons in our Consumer Packaging segment. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 93%. A hypothetical $10 per ton decrease in the price of containerboard and paperboard throughout the year based on our capacity would decrease our sales by approximately $119 million and $40 million in our Corrugated Packaging and Consumer Packaging segments, respectively. See Item 1A. “Risk Factors — Our Earnings Are Highly Dependent on Volumes”.

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

We spent approximately $773 million on all energy sources in fiscal 2020 to operate our facilities. Natural gas and electricity each account for approximately 30% to 40% of our energy purchases depending upon pricing. While the amount of energy we consume my vary from year to year due to production levels and other factors, in fiscal 2021 we expect to consume approximately 88 million MMBtu of natural gas. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $77 million based on fiscal 2020 pricing and consumption.

Recycled Fiber

Recycled fiber is the principal raw material we use in the production of recycled paperboard and a portion of our containerboard. We consume approximately 5.5 million tons of recycled fiber per year. Recycled fiber prices can fluctuate significantly. Our purchases of old corrugated containers and double-lined kraft clippings accounted for our largest recycled fiber costs and approximately 85% to 90% of our recycled fiber purchases. The remaining 10% to 15% of our recycled fiber purchases consisted of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing. A hypothetical 10% increase in recycled fiber prices in our mills for a fiscal year would increase our costs by approximately $55 million.

Virgin Fiber

Virgin fiber is the principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly due to significant changes in weather, such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations. A hypothetical 10% increase in virgin fiber prices in our mills for a fiscal year would increase our costs by approximately $137 million.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are items such as distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. While we experienced higher freight costs in fiscal 2019, freight costs declined in fiscal 2020. A hypothetical 10% increase for a fiscal year would increase our costs by approximately $161 million, of which nearly one-eighth to one-fifth would be the portion related to higher diesel costs based on our estimated 83 million gallons consumed annually and pricing. See Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. As discussed below, we may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2020, including the impact of our interest rate swaps, if market interest rates increase an average of 100 basis points, our annual interest expense would increase by approximately $13 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment. See Item 1A. “Risk Factors — The Level of Our Indebtedness Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business”.

Derivative Instruments / Forward Contracts

We periodically may issue and settle foreign currency denominated debt, exposing us to the effect of changes in spot exchange rates between loan issue and loan repayment dates and changes in spot exchange rates on open balances at each balance sheet date. From time to time, we may use foreign exchange contracts to hedge these exposures with terms of generally one month. Based on our open foreign exchange contracts as of September 30, 2020, the effect of a 1% change in exchange rates would impact other income, net by approximately $3 million. Although these foreign currency sensitive instruments expose us to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the foreign currency denominated debt exposures. The fluctuation of these instruments may cause future cash settlement of the hedge.

We periodically may also enter into interest rate swaps to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Based on our open interest rate swaps as of September 30, 2020, the effect of a 1% change in interest rates would impact interest expense by approximately $6 million. We may enter into swaps or forward contracts on certain commodities to manage the price risk associated with forecasted purchases or sales of those commodities. We currently have no active commodity forward contracts.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment, among other factors. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2020 and 2019, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $13 million and $10 million, respectively, and a 0.25% increase in the discount rate would have increased pre-tax income by $15 million and $10 million, respectively. Similarly, MEPPs in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs”.

Foreign Currency

We predominately operate in markets in the U.S., but derived 17.7% of our net sales in fiscal 2020 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Although we are impacted by the exchange rates of a number of currencies, our largest exposures are generally to the Brazilian Real, British Pound, Canadian dollar, Euro and Mexican Peso. In conducting our foreign operations, we also make inter-company sales and receive royalties and dividends denominated in different currencies. These activities expose us to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of our operations are generally stable and regularly occurring and are recorded at fair market value in our financial statements.

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

During fiscal 2020 and 2019, the effect of a hypothetical 10% change in foreign currencies that we have exposure to compared to the U.S. dollar would have impacted our segment results by approximately $30 million and $39 million, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

During fiscal 2020 and 2019, the effect of a hypothetical 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $21 million and $31 million, respectively. This impact does not consider the effects of a stronger or weaker dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and the demand for our products such as a strengthening dollar causes exports to become more expensive to foreign customers and business that have to pay for them in other currencies. See Item 1A. “Risk Factors — We May Be Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 23. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
(In millions, except per share data)	2020	2019	2018

Net sales	$17,578.8	$18,289.0	$16,285.1
Cost of goods sold	14,381.6	14,540.0	12,923.1
Gross profit	3,197.2	3,749.0	3,362.0
Selling, general and administrative, excluding intangible amortization	1,624.4	1,715.2	1,546.6
Selling, general and administrative intangible amortization	400.5	400.2	296.6
(Gain) loss on disposal of assets	(16.3)	(41.2)	10.1
Multiemployer pension withdrawal (income) expense	(1.1)	(6.3)	184.2
Land and Development impairments	—	13.0	31.9
Restructuring and other costs	112.7	173.7	105.4
Goodwill impairment	1,333.2	—	—
Operating (loss) profit	(256.2)	1,494.4	1,187.2
Interest expense, net	(393.5)	(431.3)	(293.8)
Loss on extinguishment of debt	(1.5)	(5.1)	(0.1)
Pension and other postretirement non-service income	103.3	74.2	95.3
Other income, net	9.5	2.4	12.7
Equity in income of unconsolidated entities	15.8	10.1	33.5
(Loss) income before income taxes	(522.6)	1,144.7	1,034.8
Income tax (expense) benefit	(163.5)	(276.8)	874.5
Consolidated net (loss) income	(686.1)	867.9	1,909.3
Less: Net income attributable to noncontrolling interests	(4.8)	(5.0)	(3.2)
Net (loss) income attributable to common stockholders	$(690.9)	$862.9	$1,906.1

Basic (loss) earnings per share attributable to common stockholders	$(2.67)	$3.36	$7.46

Diluted (loss) earnings per share attributable to common stockholders	$(2.67)	$3.33	$7.34

Cash dividends paid per share	$1.33	$1.82	$1.72

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended September 30,
(In millions)	2020	2019	2018

Consolidated net (loss) income	$(686.1)	$867.9	$1,909.3
Other comprehensive (loss) income, net of tax:
Foreign currency:
Foreign currency translation loss	(215.0)	(143.4)	(234.4)
Derivatives:
Deferred (loss) gain on cash flow hedges	(10.0)	1.1	—
Reclassification adjustment of net loss (gain) on cash flow hedges included in earnings	3.6	(0.2)	0.5
Unrealized gain on available for sale security	—	—	0.8
Reclassification adjustment of gain on available for sale security included in earnings	—	—	(1.5)
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (loss) arising during period	24.2	(248.5)	(13.1)
Amortization and settlement recognition of net actuarial loss, included in pension and postretirement cost	35.4	17.2	15.0
Prior service cost arising during period	(19.6)	(3.3)	(5.5)
Amortization and curtailment recognition of prior service cost, included in pension and postretirement cost	3.8	1.8	0.2
Other comprehensive (loss) income, net of tax	(177.6)	(375.3)	(238.0)
Comprehensive (loss) income	(863.7)	492.6	1,671.3
Less: Comprehensive income attributable to noncontrolling interests	(4.5)	(3.6)	(3.2)
Comprehensive (loss) income attributable to common stockholders	$(868.2)	$489.0	$1,668.1

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
(In millions, except per share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$251.1	$151.6
Accounts receivable (net of allowances of $66.3 and $53.2)	2,142.7	2,193.2
Inventories	2,023.4	2,107.5
Other current assets	520.5	496.2
Assets held for sale	7.0	25.8
Total current assets	4,944.7	4,974.3
Property, plant and equipment, net	10,778.9	11,189.5
Goodwill	5,962.2	7,285.6
Intangibles, net	3,667.2	4,059.5
Restricted assets held by special purpose entities	1,267.5	1,274.3
Prepaid pension asset	368.7	224.7
Other assets	1,790.5	1,148.8
Total assets	$28,779.7	$30,156.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$222.9	$561.1
Accounts payable	1,674.2	1,831.8
Accrued compensation and benefits	386.7	470.4
Other current liabilities	645.1	571.8
Total current liabilities	2,928.9	3,435.1
Long-term debt due after one year	9,207.7	9,502.3
Pension liabilities, net of current portion	305.2	294.0
Postretirement benefit liabilities, net of current portion	145.4	162.1
Non-recourse liabilities held by special purpose entities	1,136.5	1,145.2
Deferred income taxes	2,916.9	2,878.0
Other long-term liabilities	1,490.3	1,053.9
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	1.3	1.9
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 600.0 million shares authorized; 260.4 million and 257.8 million shares outstanding at September 30, 2020 and September 30, 2019, respectively	2.6	2.6
Capital in excess of par value	10,916.3	10,739.4
Retained earnings	1,031.6	1,997.1
Accumulated other comprehensive loss	(1,319.9)	(1,069.2)
Total stockholders’ equity	10,630.6	11,669.9
Noncontrolling interests	16.9	14.3
Total equity	10,647.5	11,684.2
Total liabilities and equity	$28,779.7	$30,156.7

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
(In millions, except per share data)	2020	2019	2018

Number of Shares of Common Stock Outstanding:
Balance at beginning of fiscal year	257.8	253.5	254.5
Shares issued under restricted stock plan	0.9	3.2	0.7
Issuance of common stock, net of stock received for minimum tax withholdings (1)	1.7	3.2	1.7
Purchases of common stock (2)	—	(2.1)	(3.4)
Balance at end of fiscal year	260.4	257.8	253.5
Common Stock:
Balance at beginning of fiscal year	$2.6	$2.5	$2.5
Issuance of common stock, net of stock received for minimum tax withholdings (1)	—	0.1	—
Balance at end of fiscal year	2.6	2.6	2.5
Capital in Excess of Par Value:
Balance at beginning of fiscal year	10,739.4	10,588.9	10,624.9
Compensation expense under share-based plans	130.3	64.8	66.9
Issuance of common stock, net of stock received for minimum tax withholdings (1)	46.6	101.1	38.9
Fair value of share-based awards issued in business combinations	—	70.8	—
Purchases of common stock (2)	—	(86.2)	(141.8)
Balance at end of fiscal year	10,916.3	10,739.4	10,588.9
Retained Earnings:
Balance at beginning of fiscal year	1,997.1	1,573.3	172.4
Adoption of accounting standards (3)	73.5	43.5	—
Net (loss) income attributable to common stockholders	(690.9)	862.9	1,906.1
Dividends declared (per share - $1.33, $1.82 and $1.72) (4)	(348.1)	(479.8)	(445.2)
Issuance of common stock, net of stock received for minimum tax withholdings	—	(0.4)	(6.7)
Purchases of common stock (2)	—	(2.4)	(53.3)
Balance at end of fiscal year	1,031.6	1,997.1	1,573.3
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(1,069.2)	(695.3)	(457.3)
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	(73.4)	—	—
Other comprehensive loss, net of tax	(177.3)	(373.9)	(238.0)
Balance at end of fiscal year	(1,319.9)	(1,069.2)	(695.3)
Total Stockholders’ equity	10,630.6	11,669.9	11,469.4
Noncontrolling Interests: (5)
Balance at beginning of fiscal year	14.3	13.0	43.6
Net income	2.7	3.2	2.1
Contributions	—	0.2	0.5
Distributions and adjustments to noncontrolling interests	(0.1)	(2.1)	(33.2)
Balance at end of fiscal year	16.9	14.3	13.0
Total Equity	$10,647.5	$11,684.2	$11,482.4

(1)	Included in the issuance of common stock in fiscal 2019 is the issuance of approximately 1.6 million shares of Common Stock valued at $70.1 million in connection with the KapStone Acquisition.
(2)

In fiscal 2019, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $88.6 million. In fiscal 2018, we repurchased approximately 3.4 million shares of our Common Stock for an aggregate cost of $195.1 million.

(3)	For fiscal 2020, the amount primarily relates to the adoption of ASU 2018-02 (as hereinafter defined). For fiscal 2019, the amount relates to the adoption of ASC 606 (as hereinafter defined).
(4)	Includes cash dividends paid and dividend equivalent units on certain restricted stock awards.
(5)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the Consolidated Balance Sheets.

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(In millions)	2020	2019	2018

Operating activities:
Consolidated net (loss) income	$(686.1)	$867.9	$1,909.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,487.0	1,511.2	1,252.2
Cost of real estate sold	16.1	17.3	121.2
Deferred income tax expense (benefit)	43.0	37.1	(1,069.4)
Share-based compensation expense	130.3	64.2	66.8
401(k) match in common stock	20.8	—	—
Pension and other postretirement funding more than expense (income)	(80.1)	(61.3)	(96.8)
Multiemployer pension withdrawal (income) expense	(1.1)	(6.3)	184.2
Land and Development impairments	—	13.0	31.9
Goodwill impairment	1,333.2	—	—
Other impairment adjustments	25.8	38.3	13.5
(Gain) loss on disposal of plant, equipment and other, net	(13.2)	(43.0)	2.9
Other	(39.3)	(80.2)	(96.3)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	30.5	272.9	(580.1)
Inventories	21.8	(110.5)	(72.1)
Other assets	(202.4)	(124.6)	(67.7)
Accounts payable	(86.4)	(39.1)	180.3
Income taxes	(27.6)	7.2	130.6
Accrued liabilities and other	98.4	(53.9)	20.7
Net cash provided by operating activities	2,070.7	2,310.2	1,931.2
Investing activities:
Capital expenditures	(978.1)	(1,369.1)	(999.9)
Cash paid for purchase of businesses, net of cash acquired	—	(3,374.2)	(239.9)
Cash receipts on sold trade receivables	—	—	461.6
Investment in unconsolidated entities	(1.3)	(11.2)	(114.3)
Proceeds from sale of property, plant and equipment	35.0	119.1	23.3
Proceeds from property, plant and equipment insurance settlement	6.5	25.5	7.9
Other	16.4	30.3	46.2
Net cash used for investing activities	(921.5)	(4,579.6)	(815.1)
Financing activities:
Proceeds from issuance of notes	598.6	2,498.2	1,197.3
Additions to revolving credit facilities	428.0	222.2	702.4
Repayments of revolving credit facilities	(528.2)	(227.2)	(572.2)
Additions to debt	696.4	5,061.6	855.2
Repayments of debt	(1,449.2)	(5,631.6)	(2,032.9)
Changes in commercial paper, net	(339.2)	339.2	—
Other financing (repayments) additions	(80.3)	52.2	(269.9)
Issuances of common stock, net of related minimum tax withholdings	22.2	18.3	26.6
Purchases of common stock	—	(88.6)	(195.1)
Cash dividends paid to stockholders	(344.5)	(467.9)	(440.9)
Cash distributions paid to noncontrolling interests	(2.4)	(4.3)	(33.3)
Other	(22.5)	8.1	7.7
Net cash (used for) provided by financing activities	(1,021.1)	1,780.2	(755.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28.6)	4.0	(28.2)
Increase (decrease) in cash, cash equivalents and restricted cash	99.5	(485.2)	332.8
Cash, cash equivalents and restricted cash at beginning of period	151.6	636.8	304.0
Cash, cash equivalents and restricted cash at end of period	$251.1	$151.6	$636.8

Supplemental disclosure of cash flow information:

	Year Ended September 30,
(In millions)	2020	2019	2018

Cash paid during the period for:
Income taxes, net of refunds	$147.2	$226.1	$60.5
Interest, net of amounts capitalized	$395.4	$412.5	$284.4

The adoption of ASC 842, Leases, resulted in recognition of non-cash right-of-use (“ROU”) assets and non-cash operating lease liabilities. See “Note 15. Leases” for more information on the impact of this adoption.

Supplemental schedule of non-cash investing and financing activities:

	Year Ended September 30,
(In millions)	2020	2019	2018

Non-cash investing activities:
Deferred purchase price of trade receivables sold	$—	$—	$436.7

Liabilities assumed in fiscal 2019 primarily relate to the KapStone Acquisition. Liabilities assumed in fiscal 2018 primarily relate to the Plymouth Packaging Acquisition and the Schlüter Acquisition (each as hereinafter defined). See “Note 3. Acquisitions and Investments” for additional information.

(In millions)	Year Ended September 30,
	2019	2018

Fair value of assets acquired, including goodwill	$5,948.9	$303.2
Cash consideration for the purchase of businesses, net of cash acquired	(3,369.3)	(242.1)
Stock issued in business combinations	(70.1)	—
Fair value of share-based awards issued in business combinations	(70.8)	—
Deferred payments and (unpaid) unreceived working capital or escrow	16.6	(25.0)
Liabilities and noncontrolling interest assumed	$2,455.3	$36.1

See Accompanying Notes

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries for periods on or after November 2, 2018 and to WRKCo Inc. (formerly known as WestRock Company) for periods prior to November 2, 2018.

WestRock is a multinational provider of sustainable fiber-based paper and packaging. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

On November 2, 2018, we completed the KapStone Acquisition. KapStone is a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owns Victory Packaging, a packaging solutions distribution company with facilities in the U.S., Canada and Mexico. KapStone is reported in our Corrugated Packaging segment. WRKCo (formerly known as WestRock Company) was the accounting acquirer in the transaction; therefore, the historical consolidated financial statements of WRKCo for periods prior to the KapStone Acquisition are also considered to be the historical financial statements of the Company. See “Note 3. Acquisitions and Investments” for additional information.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP and, in certain cases, include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates.

The consolidated financial statements include the accounts of WestRock and our partially owned subsidiaries for which we have a controlling financial interest, including variable interest entities for which we are the primary beneficiary. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments without a readily determinable value in which we are not able to exercise significant influence over the investee are accounted under the measurement alternative (i.e. cost less impairment, adjusted for any qualifying observable price changes). Our equity and cost method investments are not material either individually or in the aggregate. We have eliminated all significant intercompany accounts and transactions. See “Note 7. Segment Information” for our equity method investments.

Reclassifications and Adjustments

During fiscal 2020, we evaluated our revolving credit facilities and determined that the borrowings and repayments for certain facilities should be presented gross instead of net on the consolidated statements of cash flow and corrected the presentation of the prior years by an immaterial amount. Certain amounts in prior periods have been reclassified to conform with the current year presentation.

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

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates to evaluate the recoverability of goodwill, intangibles and property, plant and equipment, to determine the useful lives of assets that are amortized or depreciated, and to measure income taxes, self-insured

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations, restructuring activities and estimating the fair value of assets and liabilities of acquired businesses. In addition, significant estimates form the basis for our reserves with respect to collectability of accounts receivable, inventory valuations, pension benefits, deferred tax asset valuation allowances and certain benefits provided to current and retired employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The global impact of the COVID-19 pandemic may also affect our accounting estimates, which may materially change from period to period due to changing market factors. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.

Revenue Recognition

We generally recognize revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods, which coincide with the transfer of control of our goods to the customer. Additionally, we manufacture certain customized products that have no alternative use to us (since they are made to specific customer orders), and we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these products, including a reasonable profit. For products that meet these two criteria, we recognize revenue “over time”. This results in revenue recognition prior to the date of shipment or title transfer for these products and increases the contract asset (unbilled receivables) balance with a corresponding reduction in finished goods inventory on our balance sheet.

We net, against our gross sales, provisions for discounts, returns, allowances, customer rebates and other adjustments. Such adjustments are based on historical experience which is consistent with the most likely method as provided in ASC 606 “Revenue from Contracts with Customers” (“ASC 606”).

As permitted by ASC 606, we have elected to treat costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset we would recognize is one year or less. We do not record interest income when the difference in timing of control transfer and customer payment is one year or less. We also account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales.

Shipping and Handling Costs

We classify shipping and handling costs, such as freight to our customers’ destinations, as a component of cost of goods sold. When shipping and handling costs are included in the sales price charged for our products, they are recognized in net sales since we treat shipping and handling as fulfilment activities.

Cash Equivalents

We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts of our cash and cash equivalents approximate fair market values. We place our cash and cash equivalents primarily with large credit worthy banks, which limits the amount of our credit exposure.

Accounts Receivable and Allowances

We derive our accounts receivable from revenue earned from customers located primarily in North America, South America, Europe, Asia and Australia. Given our diverse customer base, we have limited exposure to credit loss from any particular customer or industry segment, and hence we generally do not require collateral. We perform an evaluation of probable credit losses inherent in our accounts receivable at each balance sheet date. Such an evaluation includes consideration of historical loss experience, trends in customer payment frequency, present economic conditions, and judgment about the future financial health of our customers and industry sector. The average of our receivables collection is within 30 to 60 days. We sell certain receivables under our A/R Sales Agreement (as hereinafter defined). See “Note 12. Fair Value — Accounts Receivable Sales Agreement”.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We charge off receivables when they are determined to be no longer collectible. Bad debt expense was $19.9 million, $10.0 million and $4.2 million in fiscal 2020, 2019 and 2018, respectively.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Balance at beginning of fiscal year	$53.2	$49.7	$45.8
Reduction in sales and charges to costs and expenses	270.8	259.6	202.8
Deductions	(257.7)	(256.1)	(198.9)
Balance at end of fiscal year	$66.3	$53.2	$49.7

Inventories

We value our U.S. inventories at the lower of cost or market, with cost for the majority of our U.S. inventories determined on the last-in first-out (“LIFO”) basis. We value all other inventories at the lower of cost and net realizable value, with cost determined using methods that approximate cost computed on a first-in first-out inventory valuation method (“FIFO”) basis. These other inventories represent primarily foreign inventories, distribution business inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 41% and 39% of FIFO cost of all inventory at September 30, 2020 and 2019, respectively.

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

Leased Assets

We adopted the provisions of ASC 842 on October 1, 2019 using the modified retrospective approach and, as a result, did not restate prior periods. See “Note 15. Leases” for additional details. We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. We record our operating lease ROU assets and liabilities at the commencement date of the lease based on the present value of lease payments over the lease term.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. While some leases provide for variable payments, they are not included in the ROU assets and liabilities because they are not based on an index or rate. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for our leases, we apply a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have made an accounting policy election to not recognize ROU assets and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that are reasonably certain to be exercised. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases. See “Note 15. Leases” for additional information.

Property, Plant and Equipment

We record property, plant and equipment at cost less accumulated depreciation. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs, while normal maintenance and repairs are expensed as incurred. During fiscal 2020, 2019 and 2018, we capitalized interest of approximately $24.6 million, $23.8 million and $8.2 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method generally over the estimated useful lives of the assets as follows:

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

Goodwill and Long-Lived Assets

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other.” We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed from a market participant perspective. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We determine the fair value of each reporting unit using the discounted cash flow method or, as appropriate, a combination of the discounted cash flow method and the guideline public company method.

ASC 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We generally do not attempt a qualitative assessment and move directly to the quantitative test. As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from past acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, which we believe would be generally consistent with that of a market participant. The guideline public company method involves comparing the reporting unit to similar companies whose stock is freely traded on an organized exchange. The fair values

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by the discounted cash flow and guideline public company methods are weighted to arrive at the concluded fair value of the reporting unit. However, in instances where comparisons to our peers is less meaningful, no weight is placed on the guideline public company method to arrive at the concluded fair value of the reporting unit. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we measure goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value as required under ASU 2017-04, which we early adopted starting with our fiscal 2020 annual goodwill impairment test on July 1, 2020.

We began seeing the impact of COVID-19 in a limited manner at the end of the second quarter of fiscal 2020. The impact on our operations increased in the third quarter of fiscal 2020. During these interim periods, we evaluated the current economic environment, including our then current assessment of the long-term impact of COVID-19 on our forecasts, and we concluded there were no indicators of impairment of our long-lived assets, including goodwill that required a quantitative test to be performed.

During the fourth quarter of fiscal 2020, we completed our annual goodwill impairment testing. We considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of COVID-19, macroeconomic conditions, industry and market considerations, and financial performance, including planned revenue, earnings and capital investments of each reporting unit. The discount rate used for each reporting unit ranged from 8.0% to 14.0%. We used perpetual growth rates in the reporting units that have goodwill ranging from 0.5% to 1.0%. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values, except the Consumer Packaging reporting unit. As a result, we recorded a pre-tax non-cash impairment of $1,333.2 million or $1,314.3 million after-tax. Each of our other reporting units had fair values that exceeded their respective carrying values by more than 10% each. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit the fair value of each of our reporting units, excluding Consumer Packaging, would have continued to exceed its carrying value.

The impairment was driven by the expected lower volumes and cash flows related to certain external SBS end markets, including commercial print, tobacco and plate and cup stock markets. We have experienced significant declines in demand for these products and are not showing significant recovery. We believe these declines are more systemic and our view of related growth and earnings opportunities has been diminished for the foreseeable future. Worldwide SBS operating rates are down, and the market has taken increased levels of economic downtime. In October 2020, we announced the shut-down of one of our SBS paper machines at our Evadale, TX mill which results in the removal of 200,000 tons of capacity. At September 30, 2020, following the impairment, the North American Corrugated, Consumer Packaging, Brazil Corrugated and Victory Packaging reporting units had $3,533.0 million, $2,288.7 million, $99.4 million and $41.1 million of goodwill, respectively, at September 30, 2020. Our long-lived assets, including intangible assets remain recoverable. Subsequent to our annual test, we monitored industry economic trends until the end of our fiscal year and determined no additional testing for goodwill impairment was warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. Currently, we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, we cannot predict certain market factors with certainty, including the impact of COVID-19, and have certain risks inherent to our operations as described in Item 1A. “Risk Factors”. If actual results are not consistent with our assumptions and estimates, particularly for our Consumer Packaging reporting unit for which the fair value approximates its carrying value after the impairment recognition, we may be exposed to additional impairment losses that could be material.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated costs to sell.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 1 to 40 years and have a weighted average life of approximately 15.5 years.

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

Restructuring and Other Costs

Our restructuring and other costs include primarily items such as restructuring portions of our operations, acquisition costs, integration costs and divestiture costs. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is likely that we will engage in future restructuring activities. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including severance costs, contractual obligations, and the adjustments of property, plant and equipment and lease ROU assets to their fair value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change. See “Note 4. Restructuring and Other Costs” for additional information, including a description of the type of costs incurred.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, ROU assets related to operating leases, goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 4. Restructuring and Other Costs” for impairments associated with restructuring activities. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 12. Fair Value”.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2020, the notional amounts of interest rate and foreign currency exchange contract derivatives were $600.0 million and $250.2 million, respectively. The fair value of these derivative instruments was not significant as of September 30, 2020. At September 30, 2020, no natural gas commodity derivatives were outstanding. At September 30, 2019, the notional amounts of interest rate and foreign currency exchange contract derivatives were $600.0 million and $351.0 million, respectively. At September 30, 2019, the notional amount of natural gas commodity derivatives was 8.4 MMBtu. See “Note 13. Debt” for additional information on the foreign currency derivatives.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheet.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Compensation

We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation – Stock Compensation”. Pursuant to our incentive stock plans, we can grant options and restricted stock, stock appreciation rights (“SAR” or “SARs”) and restricted stock units to employees and our non-employee directors. The grants generally vest over a period of up to three years depending on the nature of the award, except for non-employee director grants, which typically vest over a period of up to one year. The majority of our restricted stock grants to employees generally contain performance or market conditions that must be met in conjunction with a service requirement for the shares to vest, others contain only a service requirement. We charge compensation under the plan to earnings over each increment’s individual vesting period. Forfeitures are estimated based on historical experience. In fiscal 2020, in connection with our

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WestRock Pandemic Action Plan we issued restricted stock grants to the majority of our employees to replace their annual cash bonus. See “Note 21. Share-Based Compensation” for additional information.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Our asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our mills. At September 30, 2020 and September 30, 2019, we had recorded liabilities of $72.3 million and $72.5 million, respectively. The liabilities are primarily reflected as other long-term liabilities on the consolidated balance sheets.

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer certain expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. This maintenance is generally performed every twelve to twenty-four months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period. Planned major maintenance costs deferred at September 30, 2020 and 2019 were $118.2 million and $124.3 million, respectively. The assets are recorded as other assets on the consolidated balance sheets.

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of operations. We recorded a gain on foreign currency transactions of $6.6 million, $18.5 million and $12.2 million in fiscal 2020, 2019 and 2018, respectively.

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

New Accounting Standards — Adopted in fiscal 2020

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which amends the guidance in ASC 350, “Intangibles Goodwill and Other”. The ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2019 (fiscal 2021 for us). Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The ASU is applied prospectively after adoption. We early adopted the provisions of this ASU starting with our fiscal 2020 annual goodwill impairment test on July 1, 2020. See the results of our fiscal 2020 annual goodwill impairment test within “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets”.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The amendments in this update provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in the period of adoption or retrospectively in each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (or portion thereof) is recorded. We adopted the provisions of this ASU on October 1, 2019. Upon adoption, we elected to reclassify stranded tax effects of the Tax Act within accumulated other comprehensive income to retained earnings. The reclassification of stranded tax effects from accumulated other comprehensive income increased retained earnings by $73.4 million, all of which related to our employee benefit plans.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 and supersedes current lease guidance in ASC 840 “Leases”. This ASU requires lessees to put a ROU asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. We adopted the provisions of ASC 842 on October 1, 2019 using the modified retrospective approach and, as a result, did not restate prior periods. See “Note 15. Leases” for additional details.

New Accounting Standards — Pending to be Adopted in Fiscal 2021

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

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021 for us), and interim periods within those fiscal years. Early adoption is permitted. We are planning to adopt the provisions of this ASU prospectively and do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retrospectively. This ASU is effective for fiscal years ending after December 15, 2020 (fiscal 2021 for us). Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit losses: Measurement of Credit Losses on financial Instruments (Topic 326)” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019 (fiscal 2021 for us), including interim periods within those fiscal years, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides targeted transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option. In November 2019, the FASB issued ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”), which makes certain narrow-scope amendments to Topic 326, including allowing entities to exclude accrued interest amounts from various required disclosures under Topic 326. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)” (“ASU 2020-02”), which adds and amends paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119 primarily related to the new credit losses standard. The provisions of ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 related to Topic 326 are effective concurrent with the adoption of ASU 2016-13. We have substantially completed the implementation activities for the adoption of these ASUs and do not expect to have a material impact on our consolidated financial statements.

New Accounting Standards — Recently Issued

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The ASU can be adopted after its issuance date through December 31, 2022. We are currently evaluating the impact of this ASU.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended September 30, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$10,975.8	$4,978.2	$18.9	$(191.4)	$15,781.5
South America	393.1	70.1	—	—	463.2
Europe	7.9	1,006.4	—	(0.3)	1,014.0
Asia Pacific	42.4	278.3	—	(0.6)	320.1
Total	$11,419.2	$6,333.0	$18.9	$(192.3)	$17,578.8

	Year Ended September 30, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$11,314.7	$5,166.6	$23.4	$(155.5)	$16,349.2
South America	437.2	73.2	—	—	510.4
Europe	1.6	1,064.7	—	(0.1)	1,066.2
Asia Pacific	63.2	301.5	—	(1.5)	363.2
Total	$11,816.7	$6,606.0	$23.4	$(157.1)	$18,289.0

Revenue Contract Balances

Contract assets are rights to consideration in exchange for goods that we have transferred to a customer when that right is conditional on something other than the passage of time. Contract assets are reduced when the control of the goods passes to the customer. Contract liabilities represent obligations to transfer goods or services to a customer for which we have received consideration. Contract liabilities are reduced once control of the goods is transferred to the customer.

The opening and closing balances of our contract assets and contract liabilities are as follows. Contract assets and contract liabilities are reported within Other current assets and Other current liabilities, respectively, on the consolidated balance sheet.

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2019	$188.0	$7.7
Ending balance - September 30, 2020	185.8	12.0
(Decrease) / increase	$(2.2)	$4.3

Performance Obligations and Significant Judgments

We primarily derive revenue from fixed consideration. Certain contracts may also include variable consideration, typically in the form of cash discounts and volume rebates. If a contract with a customer includes variable consideration, we estimate the expected cash discounts and other customer refunds based on historical

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note 3.	Acquisitions and Investments

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. No changes in fiscal 2020 to our fiscal 2019 provisional fair value estimates of assets and liabilities assumed in acquisitions were significant. The measurement periods for all prior acquisitions are closed.

KapStone Acquisition

On November 2, 2018, we completed the KapStone Acquisition. Effective as of the effective time of the KapStone Acquisition (the “Effective Time”), Whiskey Holdco, Inc. changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the fair values of the assets acquired and liabilities assumed in the KapStone Acquisition by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2019 and fiscal 2020 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amounts Recognized as of Acquisition Date (as Adjusted) (2)
Cash and cash equivalents	$8.6	$—	$8.6
Current assets, excluding cash and cash equivalents	878.9	(30.2)	848.7
Property, plant and equipment, net	1,910.3	11.5	1,921.8
Goodwill	1,755.0	0.5	1,755.5
Intangible assets	1,336.1	30.3	1,366.4
Other long-term assets	27.9	(0.1)	27.8
Total assets acquired	5,916.8	12.0	5,928.8

Current portion of debt	33.3	—	33.3
Current liabilities	337.5	7.9	345.4
Long-term debt due after one year	1,333.4	—	1,333.4
Accrued pension and other long-term benefits	9.8	2.8	12.6
Deferred income taxes	609.7	(1.4)	608.3
Other long-term liabilities	118.4	2.7	121.1
Total liabilities assumed	2,442.1	12.0	2,454.1
Net assets acquired	$3,474.7	$—	$3,474.7

(1)	The measurement period adjustments recorded in fiscal 2019 and fiscal 2020 did not have a significant impact on our consolidated statements of operations in any period.

(2)

The measurement period adjustments were primarily due to refinements to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments to goodwill were essentially flat.

The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the KapStone Acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration and other synergistic opportunities) and the assembled work force of KapStone, as well as from establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangible assets resulting from the acquisition are not amortizable for tax purposes.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schlüter Acquisition

On September 4, 2018, we completed the acquisition of Schlüter Print Pharma Packaging (the "Schlüter Acquisition”) to further enhance our pharmaceutical and automotive platform and expand our geographical footprint in Europe to better serve our customers. In connection with the Schlüter Acquisition, we paid cash of $50.6 million. The purchase consideration included the assumption of $7.5 million of debt. We have included the financial results of the acquired operations in our Consumer Packaging segment since the date of the acquisition.

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

Plymouth Packaging Acquisition

On January 5, 2018, we completed the acquisition (the “Plymouth Packaging Acquisition”) of substantially all of the assets of Plymouth Packaging, Inc. (“Plymouth”) to further enhance our platform and drive differentiation and innovation. Plymouth’s “Box on Demand” systems are located on customers’ sites under multi-year exclusive agreements and use fanfold corrugated to produce custom, on-demand corrugated packaging that is accurately sized for any product type according to the customers’ specifications. We have fully integrated the approximately 60,000 tons of containerboard used by Plymouth annually. The purchase price of $203.9 million, net of cash received of $3.1 million. We have included the financial results of the acquired assets in our Corrugated Packaging segment since the date of the acquisition.

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

Grupo Gondi Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% ownership interest in the joint venture together with future put and call rights. The investment was valued at approximately $0.3 billion. On October 20, 2017, we increased our ownership interest in Grupo Gondi in Mexico (the “Joint Venture”) from 27.0% to 32.3% through a $108 million capital contribution, which followed the joint venture entity having a stock redemption from a minority partner in April 2017 that increased our ownership interest to approximately 27.0%. The October 2017 capital contribution was used to support the joint venture’s capital expansion plans, which include a containerboard mill and several converting plants.

In connection with the investment in the Joint Venture, we entered into an option agreement pursuant to which we and certain other shareholders of the Joint Venture (the “Partners”) agreed to future put and call options with respect to the equity interests in the Joint Venture held by each party. Pursuant to the option agreement, the Partners had the right on April 1, 2020 to sell us up to 24% of the equity interest in the Joint Venture at fair market value. The Partners did not exercise this right. Pursuant to the option agreement, between October 1, 2020 and April 1, 2021, we may exercise a right to purchase an additional 18.7% equity interest in the Joint Venture from the Partners at a predetermined purchase price. If we exercise our right to purchase the additional 18.7% equity

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest, the Partners may elect to sell us the Partners’ remaining interest at fair market value at that time, or a portion thereof in the future in accordance with the terms of the option agreement.

Note 4.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $112.7 million, $173.7 million and $105.4 million for fiscal 2020, 2019 and 2018, respectively. Of these costs, $29.8 million, $56.5 million and $27.0 million were non-cash for fiscal 2020, 2019 and 2018, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, divestiture or integration vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs for fiscal 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Restructuring	$93.7	$111.0	$39.5
Other	19.0	62.7	65.9
Restructuring and Other Costs	$112.7	$173.7	$105.4

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e. partial or complete plant closures), employee costs due to merger and acquisition-related workforce reductions and voluntary retirement programs in fiscal 2019 and 2020. A partial plant closure may consist of shutting down a machine and/or a workforce reduction. In fiscal 2020, our restructuring charges include those associated with reducing the capacity of our Consumer mill system with the announced shutdown of an SBS machine at our Evadale, TX mill. In fiscal 2019, charges include those associated with reducing the linerboard capacity of our Corrugated mill system related to the announced shutdown of a machine at our North Charleston, SC mill. In addition, in fiscal 2019, we began recording charges in our Corrugated Packaging segment associated with the replacement of three paper machines at our Florence, SC mill with a new one.

When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of related property, plant and equipment and lease ROU assets to their fair value and record charges for severance and other employee-related costs. We reduce the carrying value of the assets classified as held for sale to their estimated fair value less cost to sell. Any subsequent change in fair value less cost to sell prior to disposition is recognized as it is identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value. For plant closures, we also generally expect to record costs for equipment relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term.

Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment. Therefore, we generally transfer a substantial portion of each closed plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business. In our Land and Development segment, the restructuring charges primarily consisted of severance and other employee costs associated with the wind-down of operations and lease costs.

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

	2020	2019	2018	Cumulative	Total Expected
Corrugated Packaging
Net property, plant and equipment costs	$2.2	$32.1	$2.9	$96.3	$96.3
Severance and other employee costs	8.7	16.9	1.9	43.2	43.2
Equipment and inventory relocation costs	2.2	4.8	3.4	10.4	10.9
Facility carrying costs	2.6	3.9	3.3	21.1	23.2
Other costs	(1.9)	1.2	0.1	3.3	3.3
Restructuring total	$13.8	$58.9	$11.6	$174.3	$176.9
Consumer Packaging
Net property, plant and equipment costs	$23.5	$0.5	$6.8	$53.1	$53.1
Severance and other employee costs	19.8	6.0	6.9	58.3	58.3
Equipment and inventory relocation costs	1.4	1.0	2.4	7.3	7.3
Facility carrying costs	—	0.2	0.9	1.9	1.9
Other costs	10.5	4.3	2.0	19.1	19.4
Restructuring total	$55.2	$12.0	$19.0	$139.7	$140.0
Land and Development
Net property, plant and equipment costs	$—	$—	$—	$1.8	$1.8
Severance and other employee costs	—	0.1	0.3	13.8	13.8
Other costs	2.0	—	3.0	5.0	5.0
Restructuring total	$2.0	$0.1	$3.3	$20.6	$20.6
Corporate
Severance and other employee costs	$21.1	$37.5	$0.8	$59.4	$59.4
Other costs	1.6	2.5	4.8	9.0	9.0
Restructuring total	$22.7	$40.0	$5.6	$68.4	$68.4
Total
Net property, plant and equipment costs	$25.7	$32.6	$9.7	$151.2	$151.2
Severance and other employee costs	49.6	60.5	9.9	174.7	174.7
Equipment and inventory relocation costs	3.6	5.8	5.8	17.7	18.2
Facility carrying costs	2.6	4.1	4.2	23.0	25.1
Other costs	12.2	8.0	9.9	36.4	36.7
Restructuring total	$93.7	$111.0	$39.5	$403.0	$405.9

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our acquisition, integration and divestiture costs that we incurred during the last three fiscal years (in millions):

	2020	2019	2018
Acquisition costs	$0.2	$28.2	$38.2
Integration costs	18.7	34.3	27.4
Divestiture costs	0.1	0.2	0.3
Other total	$19.0	$62.7	$65.9

 The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our consolidated statements of income for the last three fiscal years (in millions):

	2020	2019	2018
Accrual at beginning of fiscal year	$32.3	$31.6	$47.4
Additional accruals	51.3	60.0	16.5
Payments	(56.6)	(55.9)	(29.8)
Adjustment to accruals	(6.2)	(3.2)	(1.0)
Foreign currency rate changes and other	(3.6)	(0.2)	(1.5)
Accrual at end of fiscal year	$17.2	$32.3	$31.6

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	2020	2019	2018
Additional accruals and adjustments to accruals (see table above)	$45.1	$56.8	$15.5
Acquisition costs	0.2	28.2	38.2
Integration costs	18.7	34.3	22.0
Divestiture costs	0.1	0.2	0.3
Net property, plant and equipment	25.7	32.6	9.7
Severance and other employee costs	1.6	6.8	1.3
Equipment and inventory relocation costs	3.6	5.8	5.8
Facility carrying costs	2.6	4.1	4.2
Other costs (1)	15.1	4.9	8.4
Total restructuring and other costs, net	$112.7	$173.7	$105.4

(1)	Other costs primarily includes lease and contract termination costs.

Note 5.	Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, and nearly all of our remaining salaried and non-union hourly employees accruing benefits will cease accruing benefits as of December 31, 2020. In addition, we participate in several MEPPs that provide retirement benefits to certain union employees in accordance with various CBAs. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. The supplemental executive retirement plans provide for incremental pension benefits in excess of those offered in the Plan. The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

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

Investment returns vary. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. Our qualified U.S. plans employ a liability matching strategy augmented with Treasury futures to materially hedge against interest rate risk. After we consulted with our actuary and investment advisors, we adopted the target allocations in the table that follows for our pension plans to produce the desired performance. These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges or modify the allocations.

Our target asset allocations by asset category at September 30 were as follows:

	Pension Plans
	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity investments	19%	20%	15%	20%
Fixed income investments	75%	72%	75%	72%
Short-term investments	1%	2%	1%	1%
Other investments	5%	6%	9%	7%
Total	100%	100%	100%	100%

Our asset allocations by asset category at September 30 were as follows:

	Pension Plans
	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity investments	22%	21%	13%	22%
Fixed income investments	72%	72%	70%	71%
Short-term investments	3%	2%	9%	2%
Other investments	3%	5%	8%	5%
Total	100%	100%	100%	100%

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

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisors and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We use a September 30 measurement date. We expect to contribute approximately $23 million to our U.S. and non-U.S. pension plans in fiscal 2021. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for MEPPs for collective bargaining employees generally equals the contributions for these plans, excluding estimated accruals for withdrawal liabilities or adjustments to those accruals.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to measure the benefit plan obligations at September 30, were:

	Pension Plans
	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.01%	2.16%	3.35%	2.42%
Rate of compensation increase	2.50%	2.68%	3.00%	2.65%

At September 30, 2020, the discount rate for the U.S. pension plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the non-U.S. plans was determined based on a yield curve developed by our actuary. The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2020 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the future rate of compensation increases is reviewed periodically and is based on both our internal planning projections and recent history of actual compensation increases.

We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2021, our expected rate of return used to determine net periodic benefit cost is 6.00% for our U.S. plans and 3.73% for our non-U.S. plans. Our expected rates of return in fiscal 2021 are based on an analysis of our long-term expected rate of return and our current asset allocation.

In December 2019, the USW ratified a new master agreement that applies to substantially all of our U.S. facilities represented by the USW. The agreement has a four-year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing, and safety. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. The master agreement permits us to apply its terms to USW employees who work at facilities we acquire during the term of the agreement, including most former MeadWestvaco Corporation, KapStone and other acquired facilities.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation, plan assets and funded status for the years ended September 30 (in millions):

	Pension Plans
	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation:
Benefit obligation at beginning of fiscal year	$5,048.9	$1,443.1	$3,783.5	$1,340.2
Service cost	44.2	8.4	36.0	6.8
Interest cost	165.0	33.6	189.2	43.4
Amendments	25.2	(0.2)	0.4	3.1
Actuarial loss	214.3	41.9	694.4	181.0
Plan participant contributions	—	2.0	—	2.2
Benefits paid	(233.1)	(72.0)	(216.8)	(78.3)
Business combinations	—	—	561.2	0.7
Curtailments	—	3.2	1.0	—
Settlements	—	(9.0)	—	(1.7)
Foreign currency rate changes	—	20.5	—	(54.3)
Benefit obligation at end of fiscal year	$5,264.5	$1,471.5	$5,048.9	$1,443.1

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$5,005.3	$1,400.9	$3,921.2	$1,350.2
Actual gain on plan assets	582.6	65.4	731.7	172.9
Employer contributions	14.9	7.6	13.0	12.1
Plan participant contributions	—	2.0	—	2.2
Benefits paid	(233.1)	(72.0)	(216.8)	(78.3)
Business combinations	—	—	556.2	—
Settlements	—	(9.0)	—	(1.7)
Foreign currency rate changes	—	23.1	—	(56.5)
Fair value of plan assets at end of fiscal year	$5,369.7	$1,418.0	$5,005.3	$1,400.9
Funded status	$105.2	$(53.5)	$(43.6)	$(42.2)

Amounts recognized in the consolidated balance sheet:
Prepaid pension asset	$290.6	$78.1	$143.3	$81.4
Other current liabilities	(10.7)	(1.1)	(14.6)	(1.9)
Pension liabilities, net of current portion	(174.7)	(130.5)	(172.3)	(121.7)
Over (under) funded status at end of fiscal year	$105.2	$(53.5)	$(43.6)	$(42.2)

Certain U.S. plans have benefit obligations in excess of plan assets. These plans, which consist primarily of non-qualified plans, have aggregate projected benefit obligations of $222.3 million, aggregate accumulated benefit obligations of $222.2 million, and aggregate fair value of plan assets of $36.8 million at September 30, 2020. Our qualified U.S. plans were in a net overfunded position at September 30, 2020.

The accumulated benefit obligation of U.S. and non-U.S. pension plans was $6,682.2 million and $6,438.9 million at September 30, 2020 and 2019, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost, including noncontrolling interest, consist of (in millions):

	Pension Plans
	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$753.2	$188.6	$854.7	$168.8
Prior service cost	45.6	2.4	27.6	3.4
Total accumulated other comprehensive loss	$798.8	$191.0	$882.3	$172.2

The pre-tax amounts recognized in other comprehensive loss (income), including noncontrolling interest, are as follows at September 30 (in millions):

	Pension Plans
	2020	2019	2018
Net actuarial (gain) loss arising during period	$(26.2)	$312.0	$38.7
Amortization and settlement recognition of net actuarial loss	(48.2)	(25.3)	(20.6)
Prior service cost arising during period	25.0	3.5	9.3
Amortization of prior service cost	(7.8)	(5.2)	(4.7)
Net other comprehensive (income) loss recognized	$(57.2)	$285.0	$22.7

The net periodic pension (income) cost recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Pension Plans
	2020	2019	2018
Service cost	$52.6	$42.8	$44.8
Interest cost	198.6	232.6	204.6
Expected return on plan assets	(362.3)	(340.2)	(328.4)
Amortization of net actuarial loss	46.8	24.5	21.2
Amortization of prior service cost	7.5	5.2	4.7
Curtailment loss (gain)	0.4	1.0	(0.6)
Settlement loss (gain)	1.4	(0.2)	(0.5)
Company defined benefit plan (income) cost	(55.0)	(34.3)	(54.2)
Multiemployer and other plans	2.0	1.4	1.4
Net pension (income) cost	$(53.0)	$(32.9)	$(52.8)

The Multiemployer and other plans line in the table above excludes the estimated withdrawal liabilities recorded. See “Note 5. Retirement Plans — Multiemployer Plans” for additional information.

The Consolidated Statements of Operations line item “Pension and other postretirement non-service income” is equal to the non-service elements of our “Company defined benefit plan (income) cost” and our “Net postretirement cost” outlined in this note.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans
	2020		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.35%	2.42%	4.50%	3.42%	4.09%	3.26%
Rate of compensation increase	3.00%	2.65%	3.00%	2.67%	3.00%	2.65%
Expected long-term rate of return on plan assets	6.25%	4.26%	6.50%	4.69%	6.50%	4.98%

For our U.S. pension and postretirement plans, we considered the mortality tables and improvement scales published by the Society of Actuaries (“SOA”) and evaluated our specific mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, for fiscal 2020 and 2019 we utilized the base Pri-2012 mortality tables with specific gender and job classification increases applied for fiscal 2020 ranging from 5% to 12% and for fiscal 2019 6% to 12%. For fiscal 2018, we utilized the SOA’s base RP-2014 mortality tables with increases ranging from 10% to 14%.

For our Canadian pension and postretirement plans, we utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience for fiscal 2020, 2019 and 2018. As of September 30, 2020, these adjustment factors were updated to reflect the most recent mortality experience.

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2021 are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Actuarial loss	$20.9	$10.4
Prior service cost	7.8	0.2
Total	$28.7	$10.6

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2021	$264.6	$71.9
Fiscal 2022	$273.5	$71.5
Fiscal 2023	$277.6	$71.7
Fiscal 2024	$282.0	$71.0
Fiscal 2025	$278.0	$71.3
Fiscal Years 2026 – 2030	$1,422.0	$350.0

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2020 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. equities (1)	$253.0	$253.0	$—
Non-U.S. equities (1)	4.0	4.0	—
Fixed income securities:
U.S. government securities (2)	331.7	—	331.7
Non-U.S. government securities (3)	103.1	—	103.1
U.S. corporate bonds (3)	2,875.3	124.9	2,750.4
Non-U.S. corporate bonds (3)	540.7	—	540.7
Other fixed income (4)	388.0	—	388.0
Short-term investments (5)	168.7	168.7	—
Benefit plan assets measured in the fair value hierarchy	$4,664.5	$550.6	$4,113.9
Assets measured at NAV (6)	2,123.2
Total benefit plan assets	$6,787.7

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes assets measured at fair value based on NAV per share as a practical expedient as of September 30, 2020 and 2019 (in millions):

	Fair value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
September 30, 2020
Hedge funds (1)	$39.2	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,416.9	Monthly	Up to 60 days	228.9
Fixed income and fixed income related instruments (3)	667.1	Monthly	Up to 10 days	—
	$2,123.2			$228.9
September 30, 2019
Hedge funds (1)	$42.9	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,188.6	Monthly	Up to 60 days	113.1
Fixed income and fixed income related instruments (3)	823.3	Monthly	Up to 10 days	—
	$2,054.8			$113.1

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

Private real estate investments are commingled investments. Valuation techniques, such as discounted cash flow and market based comparable analyses, are used to determine fair value of the private equity investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate used to calculate present value. Unobservable inputs used for the market-based comparison technique include a combination of third-party appraisals, replacement cost, and comparable market prices. Private real estate investments have been valued using NAV as a practical expedient.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-related investments are hedged equity investments in a commingled fund that consist primarily of equity indexed investments which are hedged by options and also hold collateral in the form of short-term treasury securities. Equity related investments have been valued using NAV as a practical expedient.

Postretirement Plans

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

The weighted average assumptions used to measure the benefit plan obligations at September 30 were:

	Postretirement plans
	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.00%	4.84%	3.34%	5.64%

The following table shows the changes in benefit obligation, plan assets and funded status for the fiscal years ended September 30 (in millions):

	Postretirement Plans
	2020		2019
Change in projected benefit obligation:	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Benefit obligation at beginning of fiscal year	$98.3	$75.7	$91.0	$55.5
Service cost	0.6	0.7	0.7	0.5
Interest cost	3.2	3.7	4.1	3.6
Amendments	(0.1)	2.0	0.4	—
Actuarial (gain) loss	(3.1)	(5.3)	1.6	22.2
Benefits paid	(5.3)	(2.9)	(6.6)	(2.9)
Business combinations	—	—	7.1	—
Foreign currency rate changes	—	(11.4)	—	(3.2)
Benefit obligation at end of fiscal year	$93.6	$62.5	$98.3	$75.7

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$—	$—	$—	$—
Employer contributions	5.3	2.9	6.6	2.9
Benefits paid	(5.3)	(2.9)	(6.6)	(2.9)
Fair value of plan assets at end of fiscal year	$—	$—	$—	$—
Funded Status	$(93.6)	$(62.5)	$(98.3)	$(75.7)

Amounts recognized in the consolidated balance sheet:
Other current liabilities	$(8.0)	$(2.7)	$(8.9)	$(3.0)
Postretirement benefit liabilities, net of current portion	(85.6)	(59.8)	(89.4)	(72.7)
Under funded status at end of fiscal year	$(93.6)	$(62.5)	$(98.3)	$(75.7)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic postretirement cost, including noncontrolling interest, consist of (in millions):

	Postretirement Plans
	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial (gain) loss	$(10.6)	$13.0	$(8.0)	$18.8
Prior service (credit) cost	(5.7)	1.2	(8.3)	(0.9)
Total accumulated other comprehensive (income) loss	$(16.3)	$14.2	$(16.3)	$17.9

The pre-tax amounts recognized in other comprehensive loss (income), including noncontrolling interest, are as follows at September 30 (in millions):

	Postretirement Plans
	2020	2019	2018
Net actuarial (gain) loss arising during period	$(8.4)	$23.9	$(9.7)
Amortization and settlement recognition of net actuarial (loss) gain	(0.1)	2.0	(0.3)
Prior service cost (credit) arising during period	1.9	0.4	(1.5)
Amortization or curtailment recognition of prior service credit	2.7	2.8	4.4
Net other comprehensive (income) loss recognized	$(3.9)	$29.1	$(7.1)

The net periodic postretirement cost recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Postretirement Plans
	2020	2019	2018
Service cost	$1.3	$1.2	$1.5
Interest cost	6.9	7.7	7.9
Amortization of net actuarial loss (gain)	0.1	(2.0)	0.3
Amortization of prior service credit	(2.7)	(2.8)	(4.4)
Curtailment gain	—	—	(0.1)
Net postretirement cost	$5.6	$4.1	$5.2

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) are as follows at September 30, 2020:

U.S. Plans
Health care cost trend rate assumed for next year	5.57%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.42%
Year the rate reaches the ultimate trend rate	2038

Non-U.S. Plans
Health care cost trend rate assumed for next year	5.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%
Year the rate reaches the ultimate trend rate	2020

As of September 30, 2020, the effect of a 1% change in the assumed health care cost trend rate would increase the APBO by approximately $10 million or decrease the APBO by approximately $8 million, and would

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase the annual net periodic postretirement benefit cost for fiscal 2020 by $1 million or decrease the annual net periodic postretirement benefit cost for fiscal 2020 by approximately $1 million.

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Postretirement Plans
	2020		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.34%	5.64%	4.50%	6.61%	4.09%	6.51%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	7.37%

The estimated gains that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2021 are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Actuarial (gain) loss	$(1.3)	$0.1
Prior service (credit) cost	(2.5)	0.1
Total	$(3.8)	$0.2

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2021	$8.6	$2.7
Fiscal 2022	$7.6	$2.7
Fiscal 2023	$7.2	$2.8
Fiscal 2024	$6.9	$2.9
Fiscal 2025	$6.6	$3.0
Fiscal Years 2026 – 2030	$29.2	$16.7

Multiemployer Plans

We participate in several MEPPs that provide retirement benefits to certain union employees in accordance with various CBAs. The risks of participating in MEPPs are different from the risks of participating in single-employer pension plans. These risks include (i) assets contributed to a MEPP by one employer are used to provide benefits to employees of all participating employers, (ii) if a participating employer withdraws from a MEPP, the unfunded obligations of the MEPP allocable to such withdrawing employer may be borne by the remaining participating employers, and (iii) if we withdraw from a MEPP, we may be required to pay that plan an amount based on our allocable share of the unfunded vested benefits of the plan, referred to as a withdrawal liability, as well as a share of the MEPP’s accumulated funding deficiency.

Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of a MEPP and legal requirements, such as those set forth in the Pension Act, which requires substantially underfunded MEPPs to implement a FIP or a RP to improve their funded status. Contributions to MEPPs are individually and in the aggregate not significant.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we submitted formal notification to withdraw from PIUMPF and Central States, and recorded estimated withdrawal liabilities for each. We recorded an estimated withdrawal liability of $180.0 million for PIUMPF. The estimated withdrawal liability assumed payment over 20 years, discounted at a credit adjusted risk-free rate of 3.83%, and that PIUMPF’s demand related to the withdrawal would include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. The estimated withdrawal liability noted above excludes the potential impact of a future mass withdrawal of other employers from PIUMPF, which was not considered probable or reasonably estimable. In fiscal 2019 and 2020, we continued to refine the estimate of the withdrawal liability, the impact of which was not significant. In

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, in fiscal 2018, we submitted formal notification to withdraw from Central States and recorded an estimated withdrawal liability of $4.2 million on a discounted basis. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The initial demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. In October 2019, we received two additional demand letters from PIUMPF related to a subsidiary of ours asserting that we owe $2.3 million on an undiscounted basis to be paid over 20 years with respect to the subsidiary’s withdrawal liability and $2.0 million for its accumulated funding deficiency. We received an updated demand letter decreasing the accumulated funding deficiency demand from $2.0 million to $1.3 million in April 2020. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. We are evaluating each of these demands and we expect to challenge the accumulated funding deficiency demands. We began making monthly payments for these withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands.

At September 30, 2020 and September 30, 2019, we had withdrawal liabilities recorded of $252.0 million and $237.2 million, respectively. The increase in the withdrawal liabilities in fiscal 2020 was primarily due to the decrease in interest rates. The impact of future withdrawal liabilities, future funding obligations or increased contributions may be material to our results of operations, cash flows and financial condition and the trading price of our Common Stock.

Approximately 56% of our employees are covered by CBAs in the U.S. and Canada, of which approximately 21% are covered by CBAs that expire within one year and another 15% are covered by CBAs that have expired.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover certain of our U.S., Canadian and other non-U.S. salaried union and nonunion hourly employees, generally subject to an initial waiting period. The 401(k) and other defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, or the taxing authority in the jurisdiction in which they operate. Due primarily to acquisitions, CBAs and other non-U.S. defined contribution programs, we have plans with varied terms. At September 30, 2020, our contributions may be up to 7.5% for U.S. salaried and non-union hourly employees, consisting of a match of up to 5% and an automatic employer contribution of 2.5%. Certain other employees who receive accruals under a defined benefit pension plan, certain employees covered by CBAs and non-U.S. defined contribution programs receive generally up to a 3.0% to 4.0% contribution to their 401(k) plan or defined contribution plan. During fiscal 2020, 2019 and 2018, we recorded expense of $150.1 million, $150.9 million and $113.7 million, respectively, related to employer contributions to the 401(k) plans and other defined contribution plans, including the automatic employer contribution. In connection with the WestRock Pandemic Action Plan, we began funding our matching contributions in Common Stock effective July 1, 2020 to the WestRock Company 401(k) Retirement Savings Plan.

Supplemental Retirement Plans

We have Supplemental Plans that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Participants’ accounts are credited with investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. At September 30, 2020, the Supplemental Plans had assets totaling $168.9 million that are recorded at market value, and liabilities of $176.1 million. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. The amount of expense we recorded for the current fiscal year and the preceding two fiscal years was not significant.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Income Taxes

The components of (loss) income before income taxes are as follows (in millions):

	Year Ended September 30,
	2020	2019	2018
United States	$(440.7)	$891.6	$736.7
Foreign	(81.9)	253.1	298.1
Income before income taxes	$(522.6)	$1,144.7	$1,034.8

Impacts of the Tax Act

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Act, which made broad and complex changes to the tax code. In conjunction with guidance set forth under SAB 118 pertaining to the Tax Act, we recorded provisional amounts both for the impact of remeasurement on its U.S. net deferred tax liabilities to the new U.S. statutory rate of 21% and for the mandatory transition tax on unrepatriated foreign earnings during fiscal 2018. During the first quarter of fiscal 2019, we completed the accounting for the income tax effect related to the Tax Act and made the following adjustments to the provisional amounts: (i) a $0.4 million tax expense from the true up and revaluation of deferred tax assets and liabilities to reflect the new tax rate and (ii) an additional $3.7 million tax expense, as a result of the refinement to the transition tax provisional liability. We have reclassified the transition tax liability for financial statement purposes to a reserve for uncertain tax position due to uncertainty in the realizability of certain foreign earnings and profits deficits. During the third quarter of fiscal 2020, we reduced our transition tax reserve by $16.4 million based on adjustments to expected post-1986 deferred foreign income as of the transition tax date.

Beginning in fiscal 2019, we were subject to several provisions of the Tax Act, including computations under Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation (“Interest Limitation”) rules. We recorded the immaterial tax impact of FDII in our effective tax rate for fiscal 2020. For the BEAT computation, we did not record any amount in our effective tax rate for fiscal 2020 because this provision of the Tax Act did not impact tax expense for the fiscal year.

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

Income tax expense (benefit) consists of the following components (in millions):

	Year Ended September 30,
	2020	2019	2018
Current income taxes:
Federal	$31.6	$134.7	$83.0
State	23.5	34.9	26.8
Foreign	66.8	69.5	86.6
Total current expense	121.9	239.1	196.4
Deferred income taxes:
Federal	42.4	44.1	(1,108.6)
State	6.2	6.1	53.2
Foreign	(7.0)	(12.5)	(15.5)
Total deferred expense (benefit)	41.6	37.7	(1,070.9)
Total income tax expense (benefit)	$163.5	$276.8	$(874.5)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2020 (1)	2019	2018
Statutory federal tax rate	21.0%	21.0%	24.5%
Foreign rate differential	(1.1)	1.3	0.6
Adjustment and resolution of federal, state and foreign tax uncertainties	2.7	1.2	0.9
State taxes, net of federal benefit	(1.3)	2.5	4.3
Tax Act (2)	—	—	(109.1)
Excess tax benefit related to stock compensation	(0.5)	(0.3)	(0.8)
Research and development and other tax credits, net of valuation allowances and reserves	3.7	(0.7)	(0.5)
Income attributable to noncontrolling interest	0.1	(0.1)	(0.1)
Domestic manufacturer’s deduction	—	—	(1.8)
Change in valuation allowance	(4.1)	0.2	(1.8)
Nondeductible transaction costs	—	1.0	—
Goodwill impairment	(51.2)	—	—
Nontaxable increased cash surrender value	1.3	(0.6)	(0.8)
Withholding taxes	(0.7)	0.6	0.5
Brazilian net worth deduction	1.7	(0.9)	(0.9)
Other, net	(2.9)	(1.0)	0.5
Effective tax rate	(31.3)%	24.2%	(84.5)%

(1)

The negative tax rate for fiscal year 2020 is the result of applying total income tax expense to the loss before income taxes. The signs within the table are consequently the opposite compared to prior year.

(2)

For the year ended September 30, 2018, the primary components are a $1,215.9 million benefit from the remeasurement of our net U.S. deferred tax liability and a one-time transition tax liability of $95.4 million or $87.1 million net of the release of a previously recorded outside basis difference.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2020	2019
Deferred income tax assets:
Accruals and allowances	$5.3	$10.7
Employee related accruals and allowances	121.3	125.1
Pension	60.5	96.8
State net operating loss carryforwards, net of federal benefit	67.0	57.6
State credit carryforwards, net of federal benefit	79.4	69.5
Federal and foreign net operating loss carryforwards	188.3	173.5
Restricted stock and options	33.7	39.3
Lease liabilities	179.1	—
Other	52.8	52.8
Total	787.4	625.3
Deferred income tax liabilities:
Property, plant and equipment	1,885.5	1,840.5
Deductible intangibles and goodwill	841.5	914.7
Inventory reserves	216.2	188.3
Deferred gain	272.2	275.2
Basis difference in joint ventures	33.8	33.1
Right-of-use assets	163.8	—
Total	3,413.0	3,251.8
Valuation allowances	257.5	218.0
Net deferred income tax liability	$2,883.1	$2,844.5

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2020	2019
Long-term deferred tax asset (1)	$33.8	$33.5
Long-term deferred tax liability	2,916.9	2,878.0
Net deferred income tax liability	$2,883.1	$2,844.5

(1)	The long-term deferred tax asset is presented in Other assets on the consolidated balance sheets.

At September 30, 2020 and September 30, 2019, we had gross U.S. federal net operating losses of approximately $2.6 million and $4.0 million, respectively. These loss carryforwards generally expire between fiscal 2031 and 2038.

At September 30, 2020 and September 30, 2019, we had gross state and local net operating losses, of approximately $1,795 million and $1,638 million, respectively. These loss carryforwards generally expire between fiscal 2022 and 2040. The tax effected values of these net operating losses are $67.0 million and $57.6 million at September 30, 2020 and 2019, respectively, exclusive of valuation allowances of $12.7 million and $10.2 million at September 30, 2020 and 2019, respectively.

At September 30, 2020 and September 30, 2019, gross net operating losses for foreign reporting purposes of approximately $765.1 million and $663.2 million, respectively, were available for carryforward. A majority of these loss carryforwards generally expire between fiscal 2022 and 2040, while a portion have an indefinite carryforward. The tax effected values of these net operating losses are $187.7 million and $172.5 million at September 30, 2020 and 2019, respectively, exclusive of valuation allowances of $165.9 million and $144.1 million at September 30, 2020 and 2019, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2020 and 2019, we had state tax credit carryforwards of $79.4 million and $69.5 million, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $71.9 million and $56.8 million at September 30, 2020 and 2019, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Balance at beginning of fiscal year	$218.0	$229.4	$219.1
Increases	46.2	25.4	50.8
Allowances related to purchase accounting (1)	—	0.8	0.1
Reductions	(6.7)	(37.6)	(40.6)
Balance at end of fiscal year	$257.5	$218.0	$229.4

(1)	Amounts in fiscal 2019 relate to the KapStone Acquisition. Amounts in fiscal 2018 relate to the MPS Acquisition.

Consistent with prior years, we consider a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. However, we consider the unremitted earnings and all other outside basis differences from all other foreign subsidiaries to be indefinitely reinvested. Accordingly, we have not provided for any taxes that would be due.

As of September 30, 2020, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1.7 billion. The components of the outside basis difference are comprised of purchase accounting adjustments (i.e. from mergers and acquisitions), undistributed earnings, and equity components. Except for the portion of our earnings from certain foreign subsidiaries where we provided for taxes, we have not provided for any taxes that would be due upon the reversal of the outside basis differences. However, in the event of a distribution in the form of dividends or dispositions of the subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of September 30, 2020, the determination of the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the Transition Tax and additional outside basis differences is not practicable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2020	2019	2018
Balance at beginning of fiscal year	$224.3	$127.1	$148.9
Additions related to purchase accounting (1)	—	1.0	3.4
Additions for tax positions taken in current year (2)	5.0	103.8	3.1
Additions for tax positions taken in prior fiscal years	11.7	1.8	18.0
Reductions for tax positions taken in prior fiscal years (2)	(16.7)	(0.5)	(5.3)
Reductions due to settlement (3)	—	(4.0)	(29.4)
Reductions for currency translation adjustments	(8.8)	(1.7)	(9.6)
Reductions as a result of a lapse of the applicable statute of limitations	(8.8)	(3.2)	(2.0)
Balance at end of fiscal year	$206.7	$224.3	$127.1

(1)	Amounts in fiscal 2019 relate to the KapStone Acquisition. Amounts in fiscal 2018 relate to the MPS Acquisition.

(2)	Additions for tax positions taken in fiscal 2019 and reductions taken in fiscal 2020 include primarily positions taken related to foreign subsidiaries.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)

Amounts in fiscal 2019 relate to the settlements of state and foreign audit examinations. Amounts in fiscal 2018 relate to the settlement of state audit examinations and federal and state amended returns filed related to affirmative adjustments for which there was a reserve.

As of September 30, 2020 and 2019, the total amount of unrecognized tax benefits was approximately $206.7 million and $224.3 million, respectively, exclusive of interest and penalties. Of these balances, as of September 30, 2020 and 2019, if we were to prevail on all unrecognized tax benefits recorded, approximately $189.5 million and $207.5 million, respectively, would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution. See “Note 18. Commitments and Contingencies — Brazil Tax Liability”.

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of September 30, 2020, we had liabilities of $72.4 million related to estimated interest and penalties for unrecognized tax benefits. As of September 30, 2019, we had liabilities of $80.0 million, related to estimated interest and penalties for unrecognized tax benefits. Our results of operations for the fiscal year ended September 30, 2020, 2019 and 2018 include expense of $6.6 million, $9.7 million and $5.8 million, respectively, net of indirect benefits, related to estimated interest and penalties with respect to the liability for unrecognized tax benefits. As of September 30, 2020, it is reasonably possible that our unrecognized tax benefits will decrease by up to $21.9 million in the next twelve months due to expiration of various statues of limitations and settlement of issues.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to fiscal 2017 and state and local income tax examinations by tax authorities for years prior to fiscal 2010. We are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2009, except for Brazil for which we are not subject to tax examinations for years prior to 2006. While we believe our tax positions are appropriate, they are subject to audit or other modifications and there can be no assurance that any modifications will not materially and adversely affect our results of operations, financial condition or cash flows.

Note 7.	Segment Information

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations; and Land and Development, which previously sold real estate, primarily in the Charleston, SC region. With the completion of the monetization, this segment will no longer exist. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the selected operating data table below after segment income.

Some of our operations included in the segments are located in locations such as Canada, Mexico, South America, Europe, Asia and Australia. The table below reflects financial data of our foreign operations for each of the past three fiscal years, some of which were transacted in U.S. dollars (in millions, except percentages):

	Years Ended September 30,
	2020	2019	2018
Foreign net sales to unaffiliated customers	$3,105.6	$3,332.4	$3,236.7
Foreign segment income	$298.2	$392.3	$360.7
Foreign long-lived assets	$1,390.6	$1,466.4	$1,400.2

Foreign operations as a percent of consolidated operations:
Foreign net sales to unaffiliated customers	17.7%	18.2%	19.9%
Foreign segment income	21.9%	21.9%	21.1%
Foreign long-lived assets	12.9%	13.1%	15.4%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate performance and allocate resources based, in part, on profit from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income of unconsolidated entities in segment income, as well the related investments in segment identifiable assets. Equity in income of unconsolidated entities is not material and we disclose our investments in unconsolidated entities below.

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2020	2019	2018
Net sales (aggregate):
Corrugated Packaging	$11,419.2	$11,816.7	$9,693.0
Consumer Packaging	6,333.0	6,606.0	6,617.5
Land and Development	18.9	23.4	142.4
Total	$17,771.1	$18,446.1	$16,452.9
Less net sales (intersegment):
Corrugated Packaging	$71.0	$75.3	$87.3
Consumer Packaging	121.3	81.8	80.5
Total	$192.3	$157.1	$167.8
Net sales (unaffiliated customers):
Corrugated Packaging	$11,348.2	$11,741.4	$9,605.7
Consumer Packaging	6,211.7	6,524.2	6,537.0
Land and Development	18.9	23.4	142.4
Total	$17,578.8	$18,289.0	$16,285.1
Segment income:
Corrugated Packaging	$1,037.7	$1,399.6	$1,240.0
Consumer Packaging	323.7	388.1	445.1
Land and Development	1.4	2.5	22.5
Segment income	1,362.8	1,790.2	1,707.6
Gain on sale of certain closed facilities	15.6	52.6	—
Multiemployer pension withdrawal income (expense)	1.1	6.3	(184.2)
Land and Development impairments	—	(13.0)	(31.9)
Restructuring and other costs	(112.7)	(173.7)	(105.4)
Goodwill impairment	(1,333.2)	—	—
Non-allocated expenses	(70.7)	(83.7)	(70.1)
Interest expense, net	(393.5)	(431.3)	(293.8)
Loss on extinguishment of debt	(1.5)	(5.1)	(0.1)
Other income, net	9.5	2.4	12.7
(Loss) income before income taxes	$(522.6)	$1,144.7	$1,034.8

	Years Ended September 30,
	2020	2019	2018
Depreciation and amortization:
Corrugated Packaging	$951.4	$950.6	$700.5
Consumer Packaging	529.5	552.1	546.5
Land and Development	—	—	0.7
Corporate	6.1	8.5	4.5
Total	$1,487.0	$1,511.2	$1,252.2

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. In fiscal 2019, we received $180.0 million of Hurricane Michael-related insurance proceeds that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The insurance proceeds consisted of $55.3 million for business interruption recoveries and $124.7 million for direct costs and property damage. Our consolidated statements of cash flow in fiscal 2019 included $154.5 million in net cash provided by operating activities and $25.5 million in net cash used for investing activities. In fiscal 2020, we received the remaining Hurricane Michael-related insurance proceeds of $32.3 million, that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The insurance proceeds consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. Our consolidated statement of cash flows for fiscal 2020 included $30.9 million in net cash provided by operating activities and $1.4 million of cash proceeds included in net cash used for investing activities related to Hurricane Michael. In addition, we had other minor amounts for various claims that were recorded as a reduction of cost of goods sold across our segments.

Corrugated Packaging segment income in fiscal 2019 and 2018 was reduced by $24.7 million and $1.0 million, respectively, of expense for inventory stepped-up in purchase accounting, net of related LIFO impact.

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2020	2019	2018
Identifiable assets:
Corrugated Packaging	$16,507.0	$16,681.1	$11,069.6
Consumer Packaging	9,584.9	11,038.7	11,511.1
Land and Development	—	28.3	49.1
Assets held for sale	7.0	25.8	59.5
Corporate	2,680.8	2,382.8	2,671.2
Total	$28,779.7	$30,156.7	$25,360.5

Goodwill:
Corrugated Packaging	$3,673.5	$3,695.0	$1,966.7
Consumer Packaging	2,288.7	3,590.6	3,610.9
Total	$5,962.2	$7,285.6	$5,577.6

Intangibles, net:
Corrugated Packaging	$1,423.0	$1,655.1	$506.2
Consumer Packaging	2,244.2	2,404.4	2,615.8
Total	$3,667.2	$4,059.5	$3,122.0

Capital expenditures:
Corrugated Packaging	$731.1	$961.4	$657.3
Consumer Packaging	217.1	365.9	308.3
Corporate	29.9	41.8	34.3
Total	$978.1	$1,369.1	$999.9

Equity method investments:
Corrugated Packaging	$414.3	$457.1	$455.6
Consumer Packaging	14.9	11.6	1.8
Corporate	0.4	0.4	0.4
Total	$429.6	$469.1	$457.8

The Corrugated Packaging segment’s equity method investments primarily relate to the Grupo Gondi investment. Equity method investments are included in the balance sheet in other assets. The investment in Grupo Gondi that in fiscal 2020 and 2019 exceeds our proportionate share of the underlying equity in net assets by approximately $101.7 million and $121.4 million, respectively. Approximately $41.9 million and $53.1 million

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remains amortizable to expense in equity in income of unconsolidated entities over the estimated life of the underlying assets ranging from 10 to 15 years beginning with our investment in fiscal 2016. The Gondi investment is denominated in Mexican Pesos.

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2020, 2019 and 2018 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Total
Balance as of October 1, 2017
Goodwill	$1,941.6	$3,629.5	$5,571.1
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	1,941.5	3,586.8	5,528.3
Goodwill acquired	65.4	23.8	89.2
Goodwill disposed of	(4.2)	—	(4.2)
Purchase price allocation adjustments	2.3	18.4	20.7
Translation adjustments	(38.3)	(18.1)	(56.4)
Balance as of September 30, 2018
Goodwill	1,966.8	3,653.6	5,620.4
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	1,966.7	3,610.9	5,577.6
Goodwill acquired	1,746.4	3.8	1,750.2
Purchase price allocation adjustments	0.9	(1.4)	(0.5)
Translation and other adjustments	(19.0)	(22.7)	(41.7)
Balance as of September 30, 2019
Goodwill	3,695.1	3,633.3	7,328.4
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	3,695.0	3,590.6	7,285.6
Goodwill impairment	—	(1,333.2)	(1,333.2)
Goodwill disposed of	—	(0.3)	(0.3)
Purchase price allocation adjustments	14.3	(0.6)	13.7
Translation adjustments	(35.8)	32.2	(3.6)
Balance as of September 30, 2020
Goodwill	3,673.6	3,664.6	7,338.2
Accumulated impairment losses	(0.1)	(1,375.9)	(1,376.0)
	$3,673.5	$2,288.7	$5,962.2

See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” for a discussion of a $1,333.2 million pre-tax non-cash goodwill impairment of our Consumer Packaging reporting unit.

The goodwill acquired in fiscal 2019 primarily related to the KapStone Acquisition in the Corrugated Packaging segment. The goodwill acquired in fiscal 2018 primarily related to the Plymouth Packaging Acquisition in the Corrugated Packaging segment and the Schlüter Acquisition in the Consumer Packaging segment. The purchase price adjustments to goodwill in fiscal 2018 primarily related to the acquisition of MPS and the acquisition of Hanna Group Pty Ltd. The goodwill disposed of in the Corrugated Packaging segment in fiscal 2018 related to the sale of our solid waste management brokerage services business. See “Note 3. Acquisitions and Investments” for additional information.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Interest Expense, Net

The components of interest expense, net is as follows (in millions):

	Years Ended September 30,
	2020	2019	2018
Interest expense	$(465.5)	$(489.4)	$(352.8)
Interest income	72.0	58.1	59.0
Interest expense, net	$(393.5)	$(431.3)	$(293.8)

Note 9.	Inventories

Inventories are as follows (in millions):

	September 30,
	2020	2019
Finished goods and work in process	$844.2	$938.9
Raw materials	772.7	818.8
Supplies and spare parts	500.3	479.7
Inventories at FIFO cost	2,117.2	2,237.4
LIFO reserve	(93.8)	(129.9)
Net inventories	$2,023.4	$2,107.5

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2020, 2019 and 2018, we reduced inventory quantities in some of our LIFO pools. These reductions result in liquidations of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. Alternatively, they have higher costs prevailing in prior years which increases costs of goods sold. The impact of the liquidations in fiscal 2020, 2019 and 2018 was not significant.

Note 10.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,
	2020	2019
Property, plant and equipment at cost:
Land and buildings	$2,524.7	$2,442.3
Machinery and equipment	15,147.3	14,743.6
Forestlands and mineral rights	110.8	144.0
Transportation equipment	29.1	31.2
Leasehold improvements	103.6	100.2
	17,915.5	17,461.3
Less: accumulated depreciation, depletion and amortization	(7,136.6)	(6,271.8)
Property, plant and equipment, net	$10,778.9	$11,189.5

Depreciation expense for fiscal 2020, 2019 and 2018 was $1,054.9 million, $1,074.6 million and $923.8 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, are as follows (in millions, except weighted avg. life):

		September 30,
		2020		2019
	Weighted Avg. Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15.5	$5,418.1	$(1,841.2)	$5,395.5	$(1,452.1)
Trademarks and tradenames	21.6	130.5	(65.7)	129.9	(55.3)
Favorable contracts	7.2	44.0	(41.6)	57.0	(42.6)
Technology and patents	11.4	37.5	(21.6)	39.2	(21.2)
License costs	8.0	26.5	(22.8)	25.7	(20.5)
Non-compete agreements	2.0	3.4	(3.3)	3.4	(2.9)
Other	29.5	3.7	(0.3)	3.6	(0.2)
Total	15.5	$5,663.7	$(1,996.5)	$5,654.3	$(1,594.8)

Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2021	$356.8
Fiscal 2022	$349.3
Fiscal 2023	$343.1
Fiscal 2024	$322.6
Fiscal 2025	$308.0

Intangible amortization expense was $405.4 million, $408.0 million and $300.8 million during fiscal 2020, 2019 and 2018, respectively. We had other intangible amortization expense, primarily for packaging equipment leased to customers of $26.7 million, $28.6 million and $27.6 million during fiscal 2020, 2019 and 2018, respectively.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Sales Agreement

On September 25, 2018 we entered into a $550.0 million agreement (the “A/R Sales Agreement”) to sell to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts. On September 19, 2019 and September 17, 2020, we further amended the A/R Sales Agreement and increased the purchase limit to $650.0 million and $700.0 million, respectively. The terms of the A/R Sales Agreement limit the balance of receivables sold to the amount available to fund such receivables sold and eliminated the receivable for proceeds from the financial institution at any transfer date. Effective with the September 17, 2020 amendment, the facility is committed and has a term of 364 days. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”. These customers are not included in the Receivables Securitization Facility that is discussed in “Note 13. Debt”.

In connection with the September 25, 2018 termination of the prior agreement and execution of the A/R Sales Agreement, there was a non-cash transaction of $424.8 million representing the repurchase of receivables previously sold to the financial institution under the prior agreement and the sale of the same receivables to the financial institution under the A/R Sales Agreement.

The following table represents a summary of the activity under the A/R Sales Agreement for fiscal 2020 and 2019 (in millions):

	2020	2019
Receivable from financial institution at beginning of fiscal year	$—	$—
Receivables sold to the financial institution and derecognized	2,446.2	2,051.6
Receivables collected by financial institution	(2,449.4)	(1,971.1)
Cash proceeds from financial institution	3.2	(80.5)
Receivable from financial institution at September 30,	$—	$—

Receivables sold under our A/R Sales Agreement were approximately $589.4 million and $592.6 million as of September 30, 2020 and September 30, 2019, respectively.

Cash proceeds related to the receivables sold are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $12.7 million, $17.3 million and $11.2 million in fiscal 2020, 2019 and 2018, respectively, and is recorded in “other income, net” in the consolidated statements of operations. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

As discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies”, we measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” for a discussion of a $1,333.2 million pre-tax non-cash goodwill impairment of our Consumer Packaging reporting unit. See “Note 4. Restructuring and Other Costs” for impairments associated with restructuring activities including the impairment of a paper machine at our Evadale, TX mill included in the Consumer Packaging segment in fiscal 2020, the impairment of a paper machine at our Charleston, SC mill included in the Corrugated Packaging segment in fiscal 2019 and other such similar items presented as “net property, plant and equipment costs”. During fiscal 2020, 2019 and 2018, we did not have any significant non-goodwill or non-restructuring nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the following pre-tax non-cash impairments: (i) the $13.0 million pre-tax non-cash impairment of certain mineral rights in fiscal 2019 following the termination of a third party leasing relationship, and (ii) the $31.9 million impairment of certain mineral rights and real estate in fiscal 2018. The $23.6 million impairment of mineral rights in fiscal 2018 was driven by the non-renewal of a lease and associated with declining oil and gas prices, and the other $8.3 million recorded to write-down the carrying value on real estate

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects in connection with the accelerated monetization strategy in our Land and Development segment where the projected sales proceeds were less than the carrying value.

Note 13.	Debt

The public bonds issued by WRKCo, WestRock RKT, LLC (“RKT”) and MWV are guaranteed by WestRock and have cross-guarantees between the three companies. The industrial development bonds associated with the finance lease obligations of MWV are guaranteed by the Company or its subsidiaries. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. At September 30, 2020, all of our debt was unsecured with the exception of our Receivables Securitization Facility (as defined below) and finance lease obligations.

The following were individual components of debt (in millions, except percentages):

	September 30, 2020		September 30, 2019
	Carrying Value	Weighted Avg Interest Rate	Carrying Value	Weighted Avg Interest Rate
Public bonds due fiscal 2020 to 2022	$399.3	5.0%	$507.8	4.9%
Public bonds due fiscal 2023 to 2028	3,773.6	4.0%	3,769.1	4.0%
Public bonds due fiscal 2029 to 2033	2,778.9	4.5%	2,197.6	4.9%
Public bonds due fiscal 2037 to 2047	178.6	6.2%	179.0	6.2%
Term loan facilities	1,547.6	1.9%	2,295.5	3.3%
Revolving credit and swing facilities	250.0	1.1%	396.0	2.9%
Commercial paper	—	N/A	339.2	2.4%
Finance lease obligations	274.8	4.0%	185.8	4.3%
Vendor financing and commercial card programs	89.8	N/A	123.2	N/A
International and other debt	138.0	3.1%	70.2	6.6%
Total debt	9,430.6	3.8%	10,063.4	4.0%
Less: current portion of debt	222.9		561.1
Long-term debt due after one year	$9,207.7		$9,502.3

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at September 30, 2020. The increase in finance lease obligations during fiscal 2020 was primarily the result of our adoption on October 1, 2019 of the leasing guidance codified in ASC 842 that caused us to recharacterize a short-term and long-term liability for two chip mills to a $100.3 million finance lease obligation. The carrying value of our debt includes the fair value step-up of debt acquired in mergers and acquisitions, and the weighted average interest rate includes the fair value step up. At September 30, 2020, excluding the step-up, the weighted average interest rate on total debt was 3.9%. At September 30, 2020, the unamortized fair market value step-up was $208.9 million, which will be amortized over a weighted average remaining life of 11.5 years. At September 30, 2020, we had $62.9 million of outstanding letters of credit not drawn upon. At September 30, 2020, we had approximately $3.6 billion of availability under long-term committed credit facilities and cash and cash equivalents. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $10.4 billion and $10.6 billion as of September 30, 2020 and September 30, 2019, respectively. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount, as the variable interest rates reprice frequently at observable current market rates. During fiscal 2020, 2019 and 2018, amortization of debt issuance costs charged to interest expense were $8.2 million, $7.8 million and $6.3 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Bonds / Notes Issued

At September 30, 2020 and September 30, 2019, the face value of our public bond obligations outstanding were $7.0 billion and $6.5 billion, respectively.

On June 1, 2020, WRKCo issued $600.0 million aggregate principal amount of its 3.00% Senior Notes due 2033 in a registered offering pursuant to the Company’s automatic shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, (the “Securities Act”). The June 2033 Notes transaction closed on June 3, 2020. The June 2033 Notes are WRKCo’s unsecured unsubordinated obligations, ranking equally with all of WRKCo’s other existing and future unsubordinated obligations. The June 2033 Notes will be effectively subordinated to any of WRKCo’s existing and future secured obligations to the extent of the value of the assets securing such obligations. WestRock Company (“Parent”), RKT and MWV (MWV together with RKT, the “Guarantor Subsidiaries”) guaranteed WRKCo’s obligations under the June 2033 Notes. We may redeem the June 2033 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the June 2033 Notes were primarily used to repay the $100.0 million principal amount of MWV’s 9.75% notes due June 2020 and reduce outstanding indebtedness under our Receivables Securitization Facility (as defined below) and Revolving Credit Facility (as defined below).

On May 16, 2019, WRKCo issued $500.0 million aggregate principal amount of its 3.90% Senior Notes due 2028 (the “June 2028 Notes”) and $500.0 million aggregate principal amount of its 4.20% Senior Notes due 2032 (the “2032 Notes” and, together with the June 2028 Notes, the “May 2019 Notes”) in a registered offering pursuant to the Company’s automatic shelf registration statement on Form S-3 under the Securities Act. The Company and the Guarantor Subsidiaries have guaranteed WRKCo’s obligations under the May 2019 Notes. We may redeem the May 2019 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the May 2019 Notes were used primarily to repay $600.0 million principal amount of outstanding notes that came due in the following several quarters and reduce outstanding indebtedness under our 3-year delayed draw term loan under our Delayed Draw Credit Facilities (as defined below).

On December 3, 2018, WRKCo issued $750.0 million aggregate principal amount of its 4.65% Senior Notes due 2026 (the “2026 Notes”) and $750.0 million aggregate principal amount of its 4.90% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “December 2018 Notes”) in an unregistered offering. The Company and the Guarantor Subsidiaries have guaranteed WRKCo’s obligations under the December 2018 Notes. We may redeem the 2026 Notes and the 2029 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the December 2018 Notes were used primarily to prepay a portion of the amounts then outstanding under our Delayed Draw Credit Facilities.

On March 6, 2018, we issued $600.0 million aggregate principal amount of 3.75% senior notes due 2025 and $600.0 million aggregate principal amount of 4.0% senior notes due 2028 (collectively, the “March 2018 Notes”) in an unregistered offering. The Company may redeem the March 2018 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the March 2018 Notes were used primarily to pay down the then remaining $540.0 million of our then existing term loan facility, pay down $445.0 million of our commercial paper program, pay down $100.0 million of our Receivables Securitization Facility and pay down $104.7 million of one of our other credit facilities.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility

On November 21, 2019, we amended our $2.0 billion unsecured revolving credit facility entered into on July 1, 2015 to, among other things, increase the committed principal to $2.3 billion, increase the maximum permitted Debt to Capitalization Ratio (as defined in the credit agreement) from 0.60:1:00 to 0.65:1.00 and extend its maturity date to November 21, 2024 (“Revolving Credit Facility”). The facility is unsecured and is guaranteed by the Company and the Guarantor Subsidiaries. The portion of the 5-year senior unsecured revolving credit facility that may be used to fund borrowings in non-U.S. dollar currencies including Canadian dollars, Euro and British Pounds was increased from $400 million to $500 million. Up to $150 million under the Revolving Credit Facility may be used for the issuance of letters of credit. Additionally, we may request up to $200 million of the Revolving Credit Facility to be allocated to a Mexican peso revolving credit facility. At September 30, 2020 and September 30, 2019, we had no amounts outstanding under the Revolving Credit Facility.

At our option, loans issued under the Revolving Credit Facility will bear interest at either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. Loans will initially bear interest at LIBOR plus 1.125% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.125% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 1.00% per annum and LIBOR plus 1.75% per annum (or between the alternate base rate plus 0.00% per annum and the alternate base rate plus 0.75% per annum), based upon our corporate credit ratings or the leverage ratio (as defined in the Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time. In addition, we will be required to pay fees that will fluctuate between 0.125% per annum to 0.30% per annum on the unused amount of the revolving credit facility, based upon our corporate credit ratings or the leverage ratio (whichever yields a lower fee) at such time. Loans under the Revolving Credit Facility may be prepaid at any time without premium.

Bank of America Term Loan

On June 7, 2019, we entered into a $300.0 million credit agreement providing for a 5-year unsecured term loan with Bank of America, N.A., as administrative agent. The facility is scheduled to mature on June 7, 2024. The proceeds from the facility were used to prepay a portion of the then outstanding amount under our commercial paper program. The applicable interest rate margin was initially 0.825% to 1.750% per annum for LIBOR rate loans and 0.000% to 0.750% per annum for alternate base rate loans, in each case depending on the Leverage Ratio (as defined in the credit agreement) or our corporate credit ratings, whichever yields a lower applicable interest rate margin, at such time. At September 30, 2020 and September 30, 2019, the carrying value of this facility was $300.0 million and $300.0 million outstanding, respectively.

Farm Loan Credit Facility

On September 27, 2019, one of our wholly-owned subsidiaries, WestRock Southeast LLC, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Loan Credit Facility”). At any time, we may increase the principal amount by up to $300.0 million by written notice. The Farm Loan Credit Facility is guaranteed by the Company, WRKCo and the Guarantor Subsidiaries and replaced the then-existing facility. The carrying value of this facility at September 30, 2020 and 2019 was $598.7 million and $598.6 million, respectively.

European Revolving Credit Facility

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 3-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €500.0 million. On November 21, 2019, we amended the facility to, among other things, extend the maturity date from April 27, 2021 to November 21, 2022. At September 30, 2020, we had borrowed $250.0 million under this facility that was classified as long-term debt, and entered into foreign currency exchange contracts of $250.2 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our consolidated statements of income. As of September 30, 2019, we had borrowed $350.0 million under this facility, $175.0 million of which was classified as short-term debt.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Revolving Credit Facilities

On October 31, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, providing for a 364-day senior unsecured revolving credit facility in an aggregate committed principal amount of $450.0 million. The facility was subsequently renewed on October 29, 2018 and October 25, 2019, each for 364 days. At September 30, 2019, there were no amounts outstanding, and the average borrowing rate under the facility would have been 3.17%. In connection with the amendment of the Revolving Credit Facility, on November 21, 2019, we terminated the facility.

Receivables Securitization Facility

On May 2, 2019, we amended our $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”) to, among other things, extend its maturity date from July 22, 2019 to May 2, 2022. On March 27, 2020, we amended the facility to add additional Company legal entities that may serve to increase the amount of eligible receivables serving as collateral. Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreement governing the Receivables Securitization Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly; we were in compliance with all of these covenants at September 30, 2020. The Receivables Securitization Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Securitization Facility and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. At September 30, 2020 and September 30, 2019 there were no amounts outstanding under this facility. At September 30, 2020 and September 30, 2019, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $700.0 million and $592.1 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2020 and September 30, 2019 were approximately $1,128.3 million and $959.3 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility agreement. The borrowing rate consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a credit spread of 0.80%. The commitment fee was 0.25% and 0.25% as of September 30, 2020 and September 30, 2019, respectively.

Commercial Paper Program

On December 7, 2018, we established a new unsecured commercial paper program with WRKCo as the issuer. Under the new program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds from issuances of notes under the program were initially used to repay amounts outstanding under the KapStone securitization facility that was assumed in the KapStone Acquisition and subsequently terminated, and have been, and are expected to continue to be, used for general corporate purposes. The new program replaced our then-existing program. At September 30, 2020, there was no amount outstanding. At September 30, 2019, there was $339.2 million outstanding and the average borrowing rate was 2.39%. As of September 30, 2019, $250.0 million of the total amount outstanding was classified as long-term debt.

Delayed Draw Credit Facilities

On March 7, 2018, we entered into a credit agreement with Wells Fargo as administrative agent to provide for $3.8 billion of senior unsecured term loans, consisting of a 364-day $300.0 million term loan, a 3-year $1.75 billion term loan and a 5-year $1.75 billion term loan (collectively, the “Delayed Draw Credit Facilities”). On November 2, 2018, in connection with the closing of the KapStone Acquisition, we drew upon the facility in full. The Delayed Draw Credit Facilities are senior unsecured obligations of WRKCo, as borrower, and each of the Company and the Guarantor Subsidiaries, respectively, as guarantors. Loans under the Delayed Draw Credit Facilities may be prepaid at any time without premium.

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

At September 30, 2019, there were no amounts outstanding under the 364-day and 3-year term loans, and the carrying value of the 5-year term loan was $1,396.9 million. In fiscal 2020, we prepaid $750.0 million of our 5-year term loan using cash and cash equivalents and proceeds from the issuance of commercial paper. At September 30, 2020, the carrying value of the 5-year term loan was $648.9 million.

 Brazil Delayed Draw Credit Facilities

On April 10, 2019, we entered into a credit agreement to provide for R$750.0 million of senior unsecured term loans with an incremental R$250.0 million accordion feature (the “Brazil Delayed Draw Credit Facilities”). The principal can be drawn at any time over the initial 18 months in up to 10 drawdowns of at least BRL 50.0 million each and will be repaid in equal, semiannual installments beginning on April 10, 2021 until the facility matures on April 10, 2024. The proceeds of the Brazil Delayed Draw Credit Facilities are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. The Brazil Delayed Draw Credit Facilities are senior unsecured obligations of Rigesa Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. Loans issued under the Brazil Delayed Draw Credit Facilities will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 1.50%. In addition, we will be required to pay fees of 0.45% on the unused amount of the facility. At September 30, 2020 and 2019, the carrying value of the facility was R$695.1 million and R$199.5 million, respectively.

Aggregate Maturities of Debt

As of September 30, 2020, the aggregate maturities of debt, excluding finance lease obligations, for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2021	$214.2
Fiscal 2022	438.7
Fiscal 2023	639.1
Fiscal 2024	1,386.8
Fiscal 2025	600.0
Thereafter	5,729.1
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	147.9
Total	$9,155.8

See “Note 15. Leases” of the Notes to Consolidated Financial Statements for the aggregate maturities of finance lease obligations for the succeeding five fiscal years and thereafter.

Note 14.	Selected Condensed Consolidating Financial Statements of Parent, Issuer, Guarantors and Non-Guarantors

The 2024 Notes, the 2025 Notes, the 2026 Notes, the 2027 Notes, the 2028 Notes, the June 2028 Notes, the 2029 Notes, the 2032 Notes and the June 2033 Notes (collectively, the “Notes”) were issued by WRKCo (the “Issuer”). Upon issuance, the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2028 Notes were fully and unconditionally guaranteed by the Guarantor Subsidiaries. On November 2, 2018, in connection with the consummation of the KapStone Acquisition, Whiskey Holdco, Inc. became the direct parent of the Issuer, changed its name to WestRock Company (“Parent”) and fully and unconditionally guaranteed the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2028 Notes. The 2026 Notes, the June 2028 Notes, the 2029 Notes, the 2032 Notes and the June 2033 Notes were issued by the Issuer subsequent to the consummation of the KapStone Acquisition and were fully and unconditionally guaranteed at the time of issuance by Parent and the Guarantor

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsidiaries. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by Parent and the Guarantor Subsidiaries.

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

In accordance with Rule 3-10 of Regulation S-X, the following tables present condensed consolidating financial data of the Parent, the Issuer, the Guarantor Subsidiaries, the non-guarantor subsidiaries and eliminations. Such financial data include Condensed Consolidating Balance Sheet data as of September 30, 2020 and 2019 and the related Condensed Consolidating Statement of Income and Cash Flow data for each of the three years in the period ended September 30, 2020.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$2,430.9	$17,740.7	$(2,592.8)	$17,578.8
Cost of goods sold	—	—	1,916.7	15,026.1	(2,561.2)	14,381.6
Gross profit	—	—	514.2	2,714.6	(31.6)	3,197.2
Selling, general and administrative, excluding intangible amortization	—	2.8	101.2	1,520.4	—	1,624.4
Selling, general and administrative intangible amortization	—	—	99.5	301.0	—	400.5
Gain on disposal of assets	—	—	(0.1)	(16.2)	—	(16.3)
Multiemployer pension withdrawal (income) expense	—	—	(1.9)	0.8	—	(1.1)
Restructuring and other costs	—	4.6	—	108.1	—	112.7
Goodwill impairment	—	—	746.9	586.3	—	1,333.2
Operating (loss) profit	—	(7.4)	(431.4)	214.2	(31.6)	(256.2)
Interest expense, net	—	(250.1)	(137.9)	(5.5)	—	(393.5)
Intercompany interest (expense) income, net	—	(10.2)	(80.7)	59.3	31.6	—
Loss on extinguishment of debt	—	(1.4)	—	(0.1)	—	(1.5)
Pension and other postretirement non-service (expense) income	—	—	(6.9)	110.2	—	103.3
Other income (expense), net	0.1	0.2	(82.6)	91.8	—	9.5
Equity in income of unconsolidated entities	—	—	—	15.8	—	15.8
Equity in (loss) income of consolidated entities	(691.0)	(343.2)	228.6	—	805.6	—
(Loss) income before income taxes	(690.9)	(612.1)	(510.9)	485.7	805.6	(522.6)
Income tax benefit (expense)	—	77.7	11.4	(252.6)	—	(163.5)
Consolidated net (loss) income	(690.9)	(534.4)	(499.5)	233.1	805.6	(686.1)
Less: Net income attributable to noncontrolling interests	—	—	—	(4.8)	—	(4.8)
Net (loss) income attributable to common stockholders	$(690.9)	$(534.4)	$(499.5)	$228.3	$805.6	$(690.9)
Comprehensive (loss) income attributable to common stockholders	$(868.2)	$(711.0)	$(677.1)	$51.4	$1,336.7	$(868.2)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$2,543.8	$18,364.4	$(2,619.2)	$18,289.0
Cost of goods sold	—	—	2,026.0	15,114.2	(2,600.2)	14,540.0
Gross profit	—	—	517.8	3,250.2	(19.0)	3,749.0
Selling, general and administrative, excluding intangible amortization	—	(0.9)	120.0	1,596.1	—	1,715.2
Selling, general and administrative intangible amortization	—	—	104.4	295.8	—	400.2
Loss (gain) on disposal of assets	—	—	0.1	(41.3)	—	(41.2)
Multiemployer pension withdrawal income	—	(0.2)	(0.3)	(5.8)	—	(6.3)
Land and Development impairments	—	—	—	13.0	—	13.0
Restructuring and other costs	—	7.6	0.3	165.8	—	173.7
Operating profit (loss)	—	(6.5)	293.3	1,226.6	(19.0)	1,494.4
Interest expense, net	—	(246.8)	(163.4)	(21.1)	—	(431.3)
Intercompany interest (expense) income, net	—	(3.2)	(115.3)	99.5	19.0	—
Loss on extinguishment of debt	—	(3.0)	(1.9)	(0.2)	—	(5.1)
Pension and other postretirement non-service (expense) income	—	—	(6.5)	80.7	—	74.2
Other (expense) income, net	—	(5.1)	3.4	4.1	—	2.4
Equity in income of unconsolidated entities	—	—	—	10.1	—	10.1
Equity in income of consolidated entities	862.9	1,157.3	736.5	—	(2,756.7)	—
Income before income taxes	862.9	892.7	746.1	1,399.7	(2,756.7)	1,144.7
Income tax benefit (expense)	—	67.9	7.2	(351.9)	—	(276.8)
Consolidated net income	862.9	960.6	753.3	1,047.8	(2,756.7)	867.9
Less: Net income attributable to noncontrolling interests	—	—	—	(5.0)	—	(5.0)
Net income attributable to common stockholders	$862.9	$960.6	$753.3	$1,042.8	$(2,756.7)	$862.9
Comprehensive income attributable to common stockholders	$489.0	$588.0	$389.4	$682.4	$(1,659.8)	$489.0

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended September 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Net sales	$—	$—	$2,593.0	$16,345.4	$(2,653.3)	$16,285.1
Cost of goods sold	—	—	2,004.2	13,572.2	(2,653.3)	12,923.1
Gross profit	—	—	588.8	2,773.2	—	3,362.0
Selling, general and administrative, excluding intangible amortization	—	1.5	94.1	1,451.0	—	1,546.6
Selling, general and administrative intangible amortization	—	—	104.2	192.4	—	296.6
Loss on disposal of assets	—	—	0.2	9.9	—	10.1
Multiemployer pension withdrawals	—	6.5	12.5	165.2	—	184.2
Land and Development impairments	—	—	—	31.9	—	31.9
Restructuring and other costs	—	8.7	5.6	91.1	—	105.4
Operating profit (loss)	—	(16.7)	372.2	831.7	—	1,187.2
Interest expense, net	(12.5)	(76.9)	(173.5)	(30.9)	—	(293.8)
Intercompany interest income (expense), net	—	28.1	(87.6)	59.5	—	—
(Loss) gain on extinguishment of debt	(0.2)	(1.4)	1.9	(0.4)	—	(0.1)
Pension and other postretirement non-service (expense) income	—	—	(6.9)	102.2	—	95.3
Other income (expense), net	—	0.7	(22.5)	34.5	—	12.7
Equity in income of unconsolidated entities	—	—	7.5	26.0	—	33.5
Equity in income of consolidated entities	—	1,962.0	1,343.8	—	(3,305.8)	—
Income (loss) before income taxes	(12.7)	1,895.8	1,434.9	1,022.6	(3,305.8)	1,034.8
Income tax benefit	3.1	19.9	131.8	719.7	—	874.5
Consolidated net income (loss)	(9.6)	1,915.7	1,566.7	1,742.3	(3,305.8)	1,909.3
Less: Net income attributable to noncontrolling interests	—	—	—	(3.2)	—	(3.2)
Net income (loss) attributable to common stockholders	$(9.6)	$1,915.7	$1,566.7	$1,739.1	$(3,305.8)	$1,906.1
Comprehensive income (loss) attributable to common stockholders	$(9.6)	$1,677.7	$1,351.4	$1,498.6	$(2,850.0)	$1,668.1

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$105.7	$145.4	$—	$251.1
Accounts receivable	—	—	41.6	2,152.0	(50.9)	2,142.7
Inventories	—	—	175.3	1,848.1	—	2,023.4
Other current assets	0.5	—	11.6	508.4	—	520.5
Intercompany receivables	—	3.0	1.5	1,798.6	(1,803.1)	—
Assets held for sale	—	—	—	7.0	—	7.0
Total current assets	0.5	3.0	335.7	6,459.5	(1,854.0)	4,944.7
Property, plant and equipment, net	—	—	15.2	10,763.7	—	10,778.9
Goodwill	—	—	411.7	5,550.5	—	5,962.2
Intangibles, net	—	—	1,385.5	2,281.7	—	3,667.2
Restricted assets held by special purpose entities	—	—	—	1,267.5	—	1,267.5
Prepaid pension asset	—	—	—	368.7	—	368.7
Intercompany notes receivable	—	168.8	141.1	2,821.3	(3,131.2)	—
Investments in consolidated subsidiaries	11,070.4	17,829.4	19,685.2	—	(48,585.0)	—
Other assets	—	63.6	220.8	1,565.5	(59.4)	1,790.5
Total assets	$11,070.9	$18,064.8	$22,195.2	$31,078.4	$(53,629.6)	$28,779.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$99.8	$—	$123.1	$—	$222.9
Accounts payable	—	1.9	27.7	1,695.5	(50.9)	1,674.2
Accrued compensation and benefits	0.1	—	10.2	376.4	—	386.7
Other current liabilities	—	27.1	71.0	547.0	—	645.1
Intercompany payables	440.2	643.6	440.8	278.5	(1,803.1)	—
Total current liabilities	440.3	772.4	549.7	3,020.5	(1,854.0)	2,928.9
Long-term debt due after one year	—	6,108.3	1,968.3	1,131.1	—	9,207.7
Intercompany notes payable	—	753.3	2,068.0	309.9	(3,131.2)	—
Pension liabilities, net of current portion	—	—	149.7	155.5	—	305.2
Postretirement benefit liabilities, net of current portion	—	—	25.9	119.5	—	145.4
Non-recourse liabilities held by special purpose entities	—	—	—	1,136.5	—	1,136.5
Deferred income taxes	—	—	221.1	2,755.2	(59.4)	2,916.9
Other long-term liabilities	—	13.0	147.1	1,330.2	—	1,490.3
Redeemable noncontrolling interests	—	—	—	1.3	—	1.3
Total stockholders’ equity	10,630.6	10,417.8	17,065.4	21,101.8	(48,585.0)	10,630.6
Noncontrolling interests	—	—	—	16.9	—	16.9
Total equity	10,630.6	10,417.8	17,065.4	21,118.7	(48,585.0)	10,647.5
Total liabilities and equity	$11,070.9	$18,064.8	$22,195.2	$31,078.4	$(53,629.6)	$28,779.7

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by operating activities	$322.3	$540.5	$171.1	$1,036.8	$—	$2,070.7
Investing activities:
Capital expenditures	—	—	—	(978.1)	—	(978.1)
Investment in unconsolidated entities	—	—	—	(1.3)	—	(1.3)
Proceeds from sale of property, plant and equipment	—	—	0.1	34.9	—	35.0
Proceeds from property, plant and equipment insurance settlement	—	1.5	1.3	3.7	—	6.5
Intercompany notes proceeds	—	—	5.7	—	(5.7)	—
Other	—	—	14.7	1.7	—	16.4
Net cash provided by (used for) investing activities	—	1.5	21.8	(939.1)	(5.7)	(921.5)
Financing activities:
Proceeds from issuance of notes	—	598.6	—	—	—	598.6
Additions to revolving credit facilities	—	350.0	—	78.0	—	428.0
Repayments of revolving credit facilities	—	(350.0)	—	(178.2)	—	(528.2)
Additions to debt	—	—	—	696.4	—	696.4
Repayments of debt	—	(750.0)	(105.0)	(594.2)	—	(1,449.2)
Changes in commercial paper, net	—	(339.2)	—	—	—	(339.2)
Other financing repayments	—	(46.0)	—	(34.3)	—	(80.3)
Issuances of common stock, net of related minimum tax withholdings	22.2	—	—	—	—	22.2
Cash dividends paid to stockholders	(344.5)	—	—	—	—	(344.5)
Cash distributions paid to noncontrolling interests	—	—	—	(2.4)	—	(2.4)
Intercompany notes payments	—	—	—	(5.7)	5.7	—
Other	—	(5.4)	—	(17.1)	—	(22.5)
Net cash used for financing activities	(322.3)	(542.0)	(105.0)	(57.5)	5.7	(1,021.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(28.6)	—	(28.6)
Increase in cash, cash equivalents and restricted cash	—	—	87.9	11.6	—	99.5
Cash, cash equivalents and restricted cash at beginning of period	—	—	17.8	133.8	—	151.6
Cash, cash equivalents and restricted cash at end of period	$—	$—	$105.7	$145.4	$—	$251.1

The condensed consolidating statements of cash flows for the year ended September 30, 2020 do not include non-cash transactions between Parent, Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. From time to time, we may enter into non-cash transactions for simplicity of execution of intercompany transactions. These may include intercompany non-cash capitalizations, intercompany non-cash returns of capital, intercompany debt-to-equity conversions or other transactions of a similar nature. The table below summarizes these non-cash transactions.

	Year Ended September 30, 2020
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Investing activities:
Intercompany notes issued	$—	$(13.9)	$(70.4)	$(117.0)	$201.3	$—
Intercompany notes proceeds	$—	$—	$80.6	$322.5	$(403.1)	$—
Intercompany capital investment	$(407.3)	$(625.6)	$(990.2)	$—	$2,023.1	$—
Intercompany return of capital	$442.0	$35.6	$727.0	$—	$(1,204.6)	$—

Financing activities:
Intercompany notes borrowing	$—	$117.0	$—	$84.3	$(201.3)	$—
Intercompany notes payments	$—	$—	$(322.5)	$(80.6)	$403.1	$—
Intercompany capital receipt	$—	$—	$625.2	$1,397.9	$(2,023.1)	$—
Intercompany capital distribution	$—	$(442.0)	$(21.2)	$(741.4)	$1,204.6	$—
Intercompany dividends paid	$—	$—	$(48.3)	$(1,287.3)	$1,335.6	$—

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2019
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by (used for) operating activities	$538.2	$(203.8)	$442.1	$1,533.7	$—	$2,310.2
Investing activities:
Capital expenditures	—	—	—	(1,369.1)	—	(1,369.1)
Cash paid for purchase of businesses, net of cash acquired	—	—	—	(3,374.2)	—	(3,374.2)
Investment in unconsolidated entities	—	—	—	(11.2)	—	(11.2)
Proceeds from sale of property, plant and equipment	—	—	—	119.1	—	119.1
Proceeds from property, plant and equipment insurance settlement	—	—	—	25.5	—	25.5
Intercompany notes issued	—	—	(0.1)	(75.7)	75.8	—
Intercompany notes proceeds	—	9.3	6.7	3,870.1	(3,886.1)	—
Intercompany capital investment	(563.0)	(563.0)	—	—	1,126.0	—
Other	—	—	30.2	0.1	—	30.3
Net cash (used for) provided by investing activities	(563.0)	(553.7)	36.8	(815.4)	(2,684.3)	(4,579.6)
Financing activities:
Proceeds from issuance of notes	—	2,498.2	—	—	—	2,498.2
Additions to revolving credit facilities	—	67.2	—	155.0	—	222.2
Repayments to revolving credit facilities	—	(67.2)	—	(160.0)	—	(227.2)
Additions to debt	—	4,101.8	—	959.8	—	5,061.6
Repayments of debt	—	(2,400.0)	(957.5)	(2,274.1)	—	(5,631.6)
Changes in commercial paper, net	—	339.2	—	—	—	339.2
Other financing additions	—	46.0	—	6.2	—	52.2
Issuances of common stock, net of related minimum tax withholdings	18.3	—	—	—	—	18.3
Purchases of common stock	(88.6)	—	—	—	—	(88.6)
Cash dividends paid to stockholders	(467.9)	—	—	—	—	(467.9)
Cash distributions paid to noncontrolling interests	—	—	—	(4.3)	—	(4.3)
Intercompany notes borrowing	—	—	75.7	0.1	(75.8)	—
Intercompany notes payments	—	(3,800.0)	(70.1)	(16.0)	3,886.1	—
Intercompany capital receipt	563.0	—	—	563.0	(1,126.0)	—
Other	—	(27.9)	—	36.0	—	8.1
Net cash provided by (used for) financing activities	24.8	757.3	(951.9)	(734.3)	2,684.3	1,780.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	4.0	—	4.0
Decrease in cash, cash equivalents and restricted cash	—	(0.2)	(473.0)	(12.0)	—	(485.2)
Cash, cash equivalents and restricted cash at beginning of period	—	0.2	490.8	145.8	—	636.8
Cash, cash equivalents and restricted cash at end of period	$—	$—	$17.8	$133.8	$—	$151.6

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net cash provided by operating activities	$4.1	$563.4	$375.8	$1,016.3	$(28.4)	$1,931.2
Investing activities:
Capital expenditures	—	—	(1.2)	(998.7)	—	(999.9)
Cash paid for purchase of businesses, net of cash acquired	—	—	—	(239.9)	—	(239.9)
Cash receipts on sold trade receivables	—	—	—	461.6	—	461.6
Investment in unconsolidated entities	—	—	—	(114.3)	—	(114.3)
Proceeds from sale of property, plant and equipment	—	—	—	23.3	—	23.3
Proceeds from property, plant and equipment insurance settlement	—	—	—	7.9	—	7.9
Intercompany notes issued	—	—	(1.4)	—	1.4	—
Intercompany notes proceeds	—	—	4.5	—	(4.5)	—
Intercompany capital investment	—	(2.0)	—	—	2.0	—
Intercompany return of capital	—	—	82.6	—	(82.6)	—
Other	—	—	18.6	27.6	—	46.2
Net cash (used for) provided by investing activities	—	(2.0)	103.1	(832.5)	(83.7)	(815.1)
Financing activities:
Proceeds from issuance of notes	—	1,197.3	—	—	—	1,197.3
Additions to revolving credit facilities	—	—	—	702.4	—	702.4
Repayments to revolving credit facilities	—	—	—	(572.2)	—	(572.2)
Additions to debt	—	2.7	—	852.5	—	855.2
Repayments of debt	(0.1)	(1,025.2)	(22.5)	(985.1)	—	(2,032.9)
Other financing repayments	—	(106.7)	(8.9)	(154.3)	—	(269.9)
Issuances of common stock, net of related minimum tax withholdings	—	26.6	—	—	—	26.6
Purchases of common stock	—	(195.1)	—	—	—	(195.1)
Cash dividends paid to stockholders	—	(440.9)	—	—	—	(440.9)
Cash distributions paid to noncontrolling interests	—	—	—	(33.3)	—	(33.3)
Intercompany notes borrowing	—	—	—	1.4	(1.4)	—
Intercompany notes payments	—	—	—	(4.5)	4.5	—
Intercompany capital receipt	—	—	—	2.0	(2.0)	—
Intercompany capital distribution	—	—	—	(82.6)	82.6	—
Intercompany dividends	—	—	—	(28.4)	28.4	—
Other	(4.0)	(19.9)	—	31.6	—	7.7
Net cash used for financing activities	(4.1)	(561.2)	(31.4)	(270.5)	112.1	(755.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(28.2)	—	(28.2)
Increase (decrease) in cash, cash equivalents and restricted cash	—	0.2	447.5	(114.9)	—	332.8
Cash, cash equivalents and restricted cash at beginning of period	—	—	43.3	260.7	—	304.0
Cash, cash equivalents and restricted cash at end of period	$—	$0.2	$490.8	$145.8	$—	$636.8

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

	Year Ended September 30, 2018
(In millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Investing activities:
Intercompany notes issued	$—	$—	$—	$(392.1)	$392.1	$—
Intercompany notes proceeds	$—	$—	$—	$83.0	$(83.0)	$—
Intercompany capital investment	$—	$(755.3)	$(335.3)	$—	$1,090.6	$—
Intercompany return of capital	$—	$1,356.3	$766.0	$—	$(2,122.3)	$—

Financing activities:
Intercompany notes borrowing	$—	$—	$392.1	$—	$(392.1)	$—
Intercompany notes payments	$—	$(69.0)	$(14.0)	$—	$83.0	$—
Intercompany capital receipt	$—	$—	$736.9	$353.7	$(1,090.6)	$—
Intercompany capital distribution	$—	$—	$(1,356.3)	$(766.0)	$2,122.3	$—
Intercompany dividends paid	$—	$—	$—	$(285.9)	$285.9	$—

Note 15.	Leases

On October 1, 2019, we adopted ASC 842, using the modified retrospective approach and as a result we did not restate prior periods as discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies — Leased Assets”. We elected the package of three practical expedients permitted within the standard pursuant to which we did not reassess initial direct costs, lease classification or whether our contracts contain or are leases. The adoption of ASC 842 resulted in the recognition of ROU assets of $731.1 million (net of deferred rent and favorable/unfavorable lease liabilities) with corresponding operating lease liabilities of $783.9 million.

Components of Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases (in millions):

Year Ended
September 30, 2020
Operating lease costs	$201.2
Variable and short-term lease costs	105.5
Sublease income	(6.7)
Finance lease cost:
Amortization of lease assets	10.5
Interest on lease liabilities	7.9
Total lease cost, net	$318.4

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

	Consolidated Balance Sheet Caption	September 30, 2020

Operating leases:
Operating lease right-of-use asset	Other assets	$658.6

Current operating lease liabilities	Other current liabilities	$172.7
Noncurrent operating lease liabilities	Other long-term liabilities	545.8
Total operating lease liabilities		$718.5

Finance leases:
Property, plant and equipment		$143.2
Accumulated depreciation		(19.1)
Property, plant and equipment, net		$124.1

Current finance lease liabilities	Current portion of debt	$9.0
Noncurrent finance lease liabilities	Long-term debt due after one year	265.8
Total finance lease liabilities		$274.8

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Lease Term and Discount Rate

September 30, 2020
Weighted average remaining lease term:
Operating leases	5.9 years
Finance leases	9.0 years

Weighted average discount rate:
Operating leases	2.6%
Finance leases	4.0%

Supplemental Cash Flow Information Related to Leases

The table below presents supplemental cash flow information related to leases (in millions):

Year Ended
September 30, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$204.1
Operating cash flows related to finance leases	$7.8
Financing cash flows related to finance leases	$10.1

ROU assets obtained in exchange for lease liabilities:
Operating leases	$124.4

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity of Lease Liabilities

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet (in millions):

	September 30, 2020
	Operating Leases	Finance Leases	Total

Fiscal 2021	$188.7	$16.3	$205.0
Fiscal 2022	151.4	15.3	166.7
Fiscal 2023	119.1	13.2	132.3
Fiscal 2024	94.1	12.0	106.1
Fiscal 2025	63.2	12.0	75.2
Thereafter	164.4	288.3	452.7
Total lease payments	780.9	357.1	1,138.0
Less: Interest (1)	(62.4)	(82.3)	(144.7)
Present value of future lease payments	$718.5	$274.8	$993.3

(1)	Calculated using the interest rate for each lease.

As of September 30, 2019, future minimum lease payments under all noncancelable operating leases for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2020	$214.3
Fiscal 2021	180.1
Fiscal 2022	136.3
Fiscal 2023	108.3
Fiscal 2024	85.3
Thereafter	206.1
Total future minimum lease payments	$930.4

Rental expense for the years ended September 30, 2019 and 2018 was approximately $346.7 million and $243.7 million, respectively, including lease payments under cancelable leases and maintenance charges on transportation equipment.
Note 16.	Special Purpose Entities

Pursuant to a sale of certain large-tract forestlands in 2007, a special purpose entity MWV Timber Notes Holding, LLC (“MWV TN”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $398.0 million (“Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. The Timber Note is not subject to prepayment in whole or in part prior to maturity. The bank’s credit rating as of October 2020 was investment grade.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Timber Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2020, the Timber Note was $372.4 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $326.2 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.

Pursuant to the sale of MWV’s remaining U.S. forestlands, which occurred on December 6, 2013, another special purpose entity MWV Timber Notes Holding Company II, LLC (“MWV TN II”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $860.0 million (the “Installment Note”). The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. However, at any time during a 180-day period following receipt by the borrower of notice from us that we intend to withhold our consent to any amendment or waiver of this Installment Note that was requested by the borrower and approved by any eligible assignees, the borrower may prepay the Installment Note in whole but not in part for cash at 100% of the principal, plus accrued but unpaid interest, breakage, or other similar amount if any. As of September 30, 2020, no event had occurred that would allow for the prepayment of the Installment Note. We monitor the credit quality of the borrower and receive quarterly compliance certificates. The borrower’s credit rating as of October 2020 was investment grade.

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

The Installment Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2020, the Installment Note was $895.1 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $810.3 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.
Note 17.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2020, 2019 and 2018 were approximately $311.5 million, $368.4 million and $418.8 million, respectively. Accounts receivable due from the affiliated companies at September 30, 2020 and 2019 was $23.3 million and $23.0 million, respectively, and was included in accounts receivable on our consolidated balance sheets.
Note 18.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2020 total approximately $310 million.

Environmental

Environmental compliance requirements are a significant factor affecting our business. We employ manufacturing processes that involve discharges to water, air emissions, water intake and waste handling activities. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Our integrated

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

chemical pulping mills in the U.S. and Brazil are subject to more stringent environmental programs and regulations, but all of WestRock’s manufacturing facilities have environmental compliance obligations.

On January 31, 2013, the EPA published Boiler MACT. The U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT on July 29, 2016 vacating key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and sending it back to the EPA for further rulemaking. On August 24, 2020, a proposed EPA rule to amend Boiler MACT was published in the Federal Register in response to issues raised in multiple court decisions concerning the rule. The EPA’s proposal would change several numeric emission limits for new and existing boilers and process heaters, including new fluidized bed boilers and existing coal-fired boilers like those at several WestRock paper mills. Based on our evaluation of the proposed rule, emissions data and testing, we do not believe that the capital or operating costs for us to comply with the proposed Boiler MACT limits will be material; however, we are continuing to track the development of the proposed rule and its potential impacts on us. We anticipate we will have up to three years after the effective date of the final rule to demonstrate compliance with the new Boiler MACT limits.

In addition to Boiler MACT, we are subject to several other federal, state, local and international environmental rules that may impact our business, including other Maximum Achievable Control Technology standards, National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities and National Pollutant Discharge Elimination System permitting requirements in the U.S. Legal requirements to review and revise existing environmental regulations applicable to our business, as well as litigation challenging these regulations, could result in more stringent or additional compliance obligations that may require capital investments or increase our operating costs.

We are involved in various administrative and other proceedings relating to environmental matters that arise in the normal course of business, and we may become involved in similar matters in the future. Although the ultimate outcome of these proceedings cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, we do not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws, including CERCLA. Based on information known to us and assumptions, we do not believe that the costs of these investigation and remediation projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations, including natural resources damages at these or other sites in the future, could result in additional costs.

We believe that we can assert claims for indemnification pursuant to existing rights we have under purchase and other agreements in connection with certain remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2020, we had $5.7 million reserved for environmental liabilities on an undiscounted basis, of which $3.0 million is included in other long-term liabilities and $2.7 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at September 30, 2020.

Climate Change

Some of our paper mills, our most energy-intensive manufacturing facilities, burn renewable biomass to generate more than 60 percent of their energy needs based on overall fuel mix. Most of these facilities also self-generate the steam and power needed for their manufacturing processes using combined heat and power or “cogeneration” systems. Our recycling operations help to divert approximately 8 million tons of paper and packaging from landfills where it would otherwise degrade and release greenhouse gases in the form of methane, which has a high global warming potential. Our fiber procurement activities create economic incentives for landowners and family tree farmers to maintain their holdings as working forests that sequester carbon and provide many other environmental benefits, including protection for fresh water supplies and habitats for diverse species of plants and animals.

Climate change presents opportunities for our business. For example, the Company produces renewable energy in abundant amounts and generates RECs. An entity seeking to reduce its greenhouse gas profile can purchase our RECs and receive the rights to the environmental attributes of the renewable electricity generated by our integrated Kraft paper mills. The RECs we generate are flexible, market-based tools that support the renewable energy market and advance climate-related sustainability initiatives. Our recycling activities also may present the opportunity to generate offsets that could be used to meet climate-related obligations for ourselves or others.

Climate change also presents potential risks and uncertainties for us. With respect to physical climate risks, our manufacturing operations may be impacted by weather-related events such as hurricanes and floods, potentially resulting in lost production, supply chain disruptions and increased material costs. Unpredictable weather patterns also may impact virgin fiber prices, which may fluctuate during prolonged periods of heavy rain or drought. On the other hand, changes in climate also could result in more accommodating weather patterns for greater periods of time in certain areas, which may create favorable fiber market conditions. We incorporate a review of meteorological forecast data into its fiber procurement decisions and strategies. To the extent that climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our financial results of operations.

Climate change may result in regulatory risks as new laws and regulations aimed at mandating GHG reductions come into effect. These rules and regulations could take the form of cap-and-trade, carbon taxes, or GHG reductions mandates for utilities that could increase the cost of purchased electricity. New climate rules and regulations also may result in higher fossil fuel prices and/or fuel efficiency standards that could increase transportation costs. Certain jurisdictions in which we have manufacturing facilities or other investments have already taken actions to address climate change. In the U.S, the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have facilities subject to existing GHG permitting and reporting requirements, the impact of these requirements has not been material to date.

In addition to these national efforts, some U.S. states in which we have manufacturing operations, including Washington, New York and Virginia, are taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and-trade programs. In addition, several of our international facilities are located in countries that have already adopted GHG emissions trading schemes. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces that have joined together to create a cap-and-trade program to reduce GHG emissions. In 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020 and 37.5% from 1990 levels by 2030. In 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Our mill in Quebec is subject to these cap-and-trade requirements, although the direct impact of this regulation has not been material to date. Other countries in which we conduct business, including China, European Union member states and India, have set GHG reduction targets in accordance with the agreement signed in April 2016 among over 170 countries that established the Paris Agreement, which became effective in November 2016.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulation related to climate change continues to develop in the areas of the world where we conduct business. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate related laws, regulations and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations. Compliance with climate programs may require future expenditures to meet GHG emission reduction obligations in future years. These obligations may include carbon taxes, the requirement to purchase of GHG credits, or the need to acquire carbon offsets. Also, we may be required to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas.

Litigation

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2020, there were approximately 1,200 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows. At September 30, 2020, we had $15.2 million reserved for these matters.

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

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$693 million ($123 million) as of September 30, 2020, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, that excludes certain penalties, is included in the unrecognized tax benefits table. See “Note 6. Income Taxes”. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters could be approximately $50 million. As of September 30, 2020, we had recorded $9.6 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019, the Supreme Court of Brazil rendered favorable decisions on six of our cases granting us the right to recover certain state value added tax. The tax authorities in Brazil have filed a Motion of Clarification with the Supreme Court of Brazil and the timing of the decision is unknown at this time. However, based on our preliminary evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government. Due to the volume of invoices being reviewed (January 2002 to September 2019), we have recorded the estimated recoveries across several periods beginning in the fourth quarter of fiscal 2019 as we have reviewed the documents and the amount has become estimable. In fiscal 2020, we recorded a $51.9 million receivable for our expected recovery and interest that consisted primarily of a $32.1 million reduction of cost of goods sold and $20.5 million reduction of interest expense, net. In fiscal 2019, we recorded a $12.2 million receivable for our expected recovery and interest that consisted primarily of cost of goods sold. We are monitoring the status of our remaining cases, and subject to the resolution in the courts, we may record additional amounts in future periods.
Note 19.	Accumulated Other Comprehensive Loss and Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2020 and 2019 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2018	$(0.2)	$(465.9)	$(229.2)	$(695.3)
Other comprehensive income (loss) before reclassifications	1.1	(250.7)	(142.7)	(392.3)
Amounts reclassified from accumulated other comprehensive (income) loss	(0.2)	18.6	—	18.4
Net current period other comprehensive income (loss)	0.9	(232.1)	(142.7)	(373.9)
Balance at September 30, 2019	$0.7	$(698.0)	$(371.9)	$(1,069.2)
Other comprehensive (loss) income before reclassifications	(9.9)	5.1	(214.7)	(219.5)
Amounts reclassified from accumulated other comprehensive loss	3.6	38.6	—	42.2
Net current period other comprehensive (loss) income	(6.3)	43.7	(214.7)	(177.3)
Reclassification of stranded tax effects	—	(73.4)	—	(73.4)
Balance at September 30, 2020	$(5.6)	$(727.7)	$(586.6)	$(1,319.9)

(1)	All amounts are net of tax and noncontrolling interest.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component for the fiscal years ended September 30, 2020 and 2019 (in millions):

	Years Ended September 30,
	2020			2019
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(47.7)	12.8	$(34.9)	$(22.7)	5.9	$(16.8)
Prior service costs (2)	(5.0)	1.3	(3.7)	(2.4)	0.6	(1.8)
Reclassification of stranded tax effects (3)	—	73.4	73.4	—	—	—
Subtotal defined benefit plans	(52.7)	87.5	34.8	(25.1)	6.5	(18.6)

Derivative Instruments: (1)
Interest rate swap hedge (loss) gain (4)	(2.3)	0.6	(1.7)	0.3	(0.1)	0.2
Natural gas commodity hedge loss (5)	(2.6)	0.7	(1.9)	—	—	—
Subtotal derivative instruments	(4.9)	1.3	(3.6)	0.3	(0.1)	0.2

Total reclassifications for the period	$(57.6)	$88.8	$31.2	$(24.8)	$6.4	$(18.4)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.
(3)	Amount reclassified to retained earnings as a result of the adoption of ASU 2018-02.
(4)	These accumulated other comprehensive income components are included in Interest expense, net.
(5)	These accumulated other comprehensive income components are included in Cost of goods sold.

A summary of the components of other comprehensive (loss) income, including noncontrolling interest, for the years ended September 30, 2020, 2019 and 2018, is as follows (in millions):

Fiscal 2020	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(215.0)	$—	$(215.0)
Deferred loss on cash flow hedges	(13.3)	3.3	(10.0)
Reclassification adjustment of net loss on cash flow hedges included in earnings	4.9	(1.3)	3.6
Net actuarial gain arising during period	34.6	(10.4)	24.2
Amortization and settlement recognition of net actuarial loss	48.3	(12.9)	35.4
Prior service cost arising during the period	(26.9)	7.3	(19.6)
Amortization of prior service cost	5.1	(1.3)	3.8
Consolidated other comprehensive loss	(162.3)	(15.3)	(177.6)
Less: Other comprehensive loss attributable to noncontrolling interests	0.3	—	0.3
Other comprehensive loss attributable to common stockholders	$(162.0)	$(15.3)	$(177.3)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2019	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(143.4)	$—	$(143.4)
Deferred gain on cash flow hedges	1.5	(0.4)	1.1
Reclassification adjustment of net gain on cash flow hedges included in earnings	(0.3)	0.1	(0.2)
Net actuarial loss arising during period	(335.9)	87.4	(248.5)
Amortization and settlement recognition of net actuarial loss	23.3	(6.1)	17.2
Prior service cost arising during the period	(3.9)	0.6	(3.3)
Amortization of prior service cost	2.4	(0.6)	1.8
Consolidated other comprehensive loss	(456.3)	81.0	(375.3)
Less: Other comprehensive loss attributable to noncontrolling interests	1.5	(0.1)	1.4
Other comprehensive loss attributable to common stockholders	$(454.8)	$80.9	$(373.9)

Fiscal 2018	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(234.4)	$—	$(234.4)
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.7	(0.2)	0.5
Net actuarial loss arising during period	(29.0)	15.9	(13.1)
Amortization and settlement recognition of net actuarial loss	20.9	(5.9)	15.0
Prior service cost arising during the period	(7.8)	2.3	(5.5)
Amortization of prior service cost	0.3	(0.1)	0.2
Unrealized gain on available for sale security	0.8	—	0.8
Reclassification adjustment of net gain on available for sale security included in earnings	(1.5)	—	(1.5)
Consolidated other comprehensive loss	(250.0)	12.0	(238.0)
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—
Other comprehensive loss attributable to common stockholders	$(250.0)	$12.0	$(238.0)

Note 20.	Stockholders’ Equity

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

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. In fiscal 2020, we repurchased no shares of our Common Stock. In fiscal 2019, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $88.6 million. In fiscal 2018, we repurchased approximately 3.4 million shares of our Common Stock for an aggregate cost of $195.1 million. As of September 30, 2020, we had remaining authorization under the repurchase program authorized in July 2015 to purchase approximately 19.1 million shares of our Common Stock.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Share-Based Compensation

Share-based Compensation Plans

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company 2016 Incentive Stock Plan. The 2016 Incentive Stock Plan was amended and restated on February 2, 2018 (the “Amended and Restated 2016 Incentive Stock Plan”). The Amended and Restated 2016 Incentive Stock Plan allows for the granting of 11.7 million shares of options, restricted stock, SARs and restricted stock units to certain key employees and directors. As of September 30, 2020, there were 1.2 million shares available to be granted under this plan. In addition, there were 18.1 million shares available for grant under prior plans approved by stockholders and plans assumed upon mergers and acquisitions. We do not expect to make any new awards under those plans.

Our results of operations for the fiscal years ended September 30, 2020, 2019 and 2018 include share-based compensation expense of $130.3 million, $64.2 million and $66.8 million, respectively. The total income tax benefit in the results of operations in connection with share-based compensation was $33.2 million, $16.3 million and $19.4 million, for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Cash received from share-based payment arrangements for the fiscal years ended September 30, 2020, 2019 and 2018 was $32.4 million, $61.5 million and $44.4 million, respectively.

Equity Awards Issued in Connection with Acquisitions

In connection with the KapStone Acquisition, we replaced certain outstanding awards of restricted stock units granted under the KapStone long-term incentive plan with WestRock stock options and restricted stock units. No additional shares will be granted under the KapStone plan. The KapStone equity awards were replaced with awards with identical terms utilizing an approximately 0.83 conversion factor as described in the Merger Agreement. The acquisition consideration included approximately $70.8 million related to outstanding KapStone equity awards related to service prior to the effective date of the KapStone Acquisition – the balance related to service after the effective date are being expensed over the remaining service period of the awards.

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

At the date of grant, we estimate the fair value of stock options granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and current expectations for the future. Other than in connection with replacement awards in connection with acquisitions, we did not grant any stock options in fiscal 2020, 2019 and 2018.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2019	4,396,177	$33.32
Exercised	(840,433)	24.84
Expired	(93,691)	38.21
Forfeited	(5,756)	26.59
Outstanding at September 30, 2020	3,456,297	$35.26	3.0	$12.9
Exercisable at September 30, 2020	3,455,580	$35.27	3.0	$12.9
Vested and expected to vest at September 30, 2020	3,456,297	$35.26	3.0	$12.9

The aggregate intrinsic value of options exercised during the years ended September 30, 2020, 2019 and 2018 was $11.8 million, $44.5 million and $67.4 million, respectively.

As of September 30, 2020, there was less than $0.1 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 0.2 years. We amortize these costs on a straight-line basis over the explicit service period.

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. We measure compensation expense related to the SAR awards at the end of each period. We do not expect to issue additional SARs.

The table below summarizes the changes in all SARs during the fiscal year ended September 30, 2020:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2019	34,972	$28.41
Exercised	(15,343)	27.00
Expired	(2,647)	23.65
Outstanding at September 30, 2020	16,982	$30.42	1.1	$0.1
Exercisable at September 30, 2020	16,982	$30.42	1.1	$0.1

The aggregate intrinsic value of SARs exercised during the years ended September 30, 2020, 2019 and 2018 was $0.2 million, zero and $0.5 million, respectively.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards generally vest over a period of up to one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, achievement of various financial targets such as Cash Flow Per Share and relative Total Shareholder Return (each as defined in the award documents). Subject to the level of performance attained, the target award for some of the grants may increase up to 200% of target or decrease to zero depending upon the terms of the individual grant. The employee grants generally vest in three years. Presently, other than

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances such as death, disability and retirement, the grants generally include a provision requiring both a change of control and termination of employment to accelerate vesting. For certain employee grants, the grantee is entitled to receive dividend equivalent units, but will generally forfeit the restricted award and the dividend equivalents if the employee separates from us during the vesting period or if the predetermined goals are not accomplished. In fiscal 2020, in connection with the WestRock Pandemic Action Plan we issued restricted stock grants to satisfy certain annual bonus incentives. Those awards vested in October 2020 at 105% of target.

The table below summarizes the changes in unvested restricted stock during the fiscal year ended September 30, 2020:

	Shares/Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2019 (1)	3,645,538	$51.94
Granted	4,446,175	31.53
Vested	(766,431)	51.39
Forfeited	(709,915)	51.27
Unvested at September 30, 2020 (1)	6,615,367	$38.36

(1)

Target awards granted with a performance condition, net of subsequent forfeitures, may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions we are forecasting the performance of the aggregate outstanding grants to be attained at levels less than target. However, it is possible that the performance attained may vary.

There was approximately $81.6 million of unrecognized compensation cost related to all unvested restricted shares as of September 30, 2020 that will be recognized over a weighted average remaining vesting period of 1.0 years.

The following table represents a summary of restricted stock shares granted in fiscal 2020, 2019 and 2018 with terms defined in the applicable grant letters. The shares are not deemed to be issued and carry voting rights until the relevant conditions defined in the award documents have been met, unless otherwise noted.

	2020	2019	2018
Shares of restricted stock granted to non-employee directors (1)	49,236	39,792	23,285
Shares of restricted stock granted to employees:
Shares granted for attainment of a performance condition at an amount in excess of target (2)	—	1,149,592	45,964
Shares granted with a service condition and a Cash Flow Per Share performance condition at target (3)	869,065	652,465	432,655
Shares granted with a service condition and a relative Total Shareholder Return market condition at target (3)	152,595	407,300	259,695
Shares granted with a service condition (4)	889,030	682,264	354,512
Shares of restricted stock granted for annual bonus	2,486,249	—	—
Share of restricted stock assumed in purchase accounting:
Shares granted with a service condition (5)	—	742,032	—
Total restricted stock granted	4,446,175	3,673,445	1,116,111

(1)	Non-employee director grants generally vest over a period of up to one year and are deemed issued on the grant date and have voting and dividend rights.
(2)

Shares granted in the table above include shares subsequently issued for the level of performance attained in excess of target. Shares issued in fiscal 2020 for the fiscal 2017 Cash Flow Per Share were at 98.8% of target, therefore, the remainder of the grant was forfeited. Shares issued in fiscal 2019 for the fiscal 2016 Cash Flow Per Share were at 200% of target. Shares issued in fiscal 2018 for the fiscal 2015 Cash Flow Per Share were at 103.7% of target.

(3)	These employee grants vest over approximately three years and have adjustable ranges from 0 - 200% of target subject to the level of performance attained in the respective award agreement. The employee grants with a relative Total

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholder Return condition were valued using a Monte Carlo simulation, the terms of which are outlined below.
(4)	These shares vest over approximately three to four years.
(5)	These shares vest over approximately one to three years.

The employee grants with a relative Total Shareholder Return market condition in fiscal 2020 were valued using a Monte Carlo simulation at $45.14 per share. The significant assumptions used in valuing these grants included: an expected term of 3.0 years, an expected volatility of 27.5% and a risk-free interest rate of 1.3%. We amortize these costs on a straight-line basis over the explicit service period.

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

The following table represents a summary of restricted stock vested in fiscal 2020, 2019 and 2018 (in millions, except shares):

	2020	2019	2018
Shares of restricted stock vested	766,431	2,933,556	697,717
Aggregate fair value of restricted stock vested	$29.6	$115.2	$46.1

The shares vested in fiscal 2020 reflect the vesting of the fiscal 2017 grants, with a Cash Flow Per Share performance condition that vested at 98.8% of target, as well as certain shares with a service condition. The shares vested in fiscal 2019 reflect the vesting of the fiscal 2016 grants, with a Cash Flow Per Share performance condition that vested at 200% of target, as well as certain shares with a performance and/or service condition. The shares vested in fiscal 2018 reflect the vesting of the fiscal 2015 grants, with a Cash Flow Per Share performance condition that vested at 103.7% of target, as well as certain shares with a performance and/or service condition, including those shares assumed upon the Combination.

Employee Stock Purchase Plan

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company Employee Stock Purchase Plan (“ESPP”). Under the ESPP, shares of Common Stock are reserved for purchase by our qualifying employees. The ESPP allowed for the purchase of a total of approximately 2.5 million shares of Common Stock. During fiscal 2020, 2019 and 2018, employees purchased approximately 0.4 million, 0.4 million and 0.2 million shares, respectively, under the ESPP. We recognized $2.1 million, $1.2 million and $1.6 million of expense for fiscal 2020, 2019 and 2018, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2020, adjusted for the spinoff of our Specialty Chemicals business in 2016, approximately 1.6 million shares of Common Stock remained available for purchase under the ESPP.

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

	September 30,
	2020	2019	2018
Numerator:
Net (loss) income attributable to common stockholders	$(690.9)	$862.9	$1,906.1
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.1)	(0.2)
Distributed and undistributed (loss) income available to common stockholders	$(691.0)	$862.8	$1,905.9

Denominator:
Basic weighted average shares outstanding	259.2	256.6	255.5
Effect of dilutive stock options and non-participating securities	—	2.5	4.3
Diluted weighted average shares outstanding	259.2	259.1	259.8

Basic (loss) earnings per share attributable to common stockholders	$(2.67)	$3.36	$7.46

Diluted (loss) earnings per share attributable to common stockholders	$(2.67)	$3.33	$7.34

Options and restricted stock in the amount of 4.2 million, 1.3 million and 0.2 million common shares in fiscal 2020, 2019 and 2018, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. The dilutive impact of the remaining awards outstanding in each year were included in the effect of dilutive securities.
Note 23.	Financial Results by Quarter (Unaudited)

Fiscal 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$4,423.7	$4,447.3	$4,236.3	$4,471.5
Gross profit	$809.0	$804.8	$770.0	$813.4
(Gain) loss on disposal of assets	$(1.3)	$(5.6)	$1.0	$(10.4)
Multiemployer pension withdrawal expense (income)	$—	$0.9	$(2.0)	$—
Restructuring and other costs	$30.1	$16.4	$9.7	$56.5
Goodwill impairment	$—	$—	$—	$1,333.2
Loss on extinguishment of debt	$—	$(0.5)	$(0.6)	$(0.4)
Income tax expense	$(46.5)	$(57.8)	$(19.2)	$(40.0)
Consolidated net income (loss)	$139.5	$148.9	$180.0	$(1,154.5)
Net income (loss) attributable to common stockholders	$138.5	$148.1	$178.5	$(1,156.0)
Basic earnings (loss) per share attributable to common stockholders	$0.54	$0.57	$0.69	$(4.45)
Diluted earnings (loss) per share attributable to common stockholders	$0.53	$0.57	$0.69	$(4.45)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$4,327.4	$4,620.0	$4,690.0	$4,651.6
Gross profit	$781.8	$899.6	$988.9	$1,078.7
(Gain) loss on disposal of assets	$(43.8)	$—	$6.5	$(3.9)
Multiemployer pension withdrawal income	$—	$—	$(1.7)	$(4.6)
Land and Development impairments	$—	$13.0	$—	$—
Restructuring and other costs	$54.4	$34.8	$17.9	$66.6
(Loss) gain on extinguishment of debt	$(1.9)	$0.4	$(3.2)	$(0.4)
Income tax expense	$(62.7)	$(47.2)	$(77.6)	$(89.3)
Consolidated net income	$139.8	$161.9	$253.8	$312.4
Net income attributable to common stockholders	$139.1	$160.4	$252.6	$310.8
Basic earnings per share attributable to common stockholders	$0.55	$0.63	$0.98	$1.21
Diluted earnings per share attributable to common stockholders	$0.54	$0.62	$0.98	$1.20

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

Consolidated net income in the first quarter of fiscal 2020 financial results by quarter (unaudited) table was increased by $33.8 million pre-tax for our expected recovery and interest related to an indirect tax claim and increased by $29.5 million pre-tax related to Hurricane Michael insurance proceeds received. Basic and diluted earnings per share attributable to common stockholders were increased by approximately $0.18 and $0.17 per share, respectively for these items. See “Note 18. Commitments and Contingencies — Indirect Tax Claim” and “Note 7. Segment Information” for more information.

Consolidated net income in the third quarter of fiscal 2020 financial results by quarter (unaudited) table was decreased by $31.6 million pre-tax for one-time COVID-19 recognition awards to our teammates who work in manufacturing operations. Basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.09 per share.

Consolidated net loss in the fourth quarter of fiscal 2020 financial results by quarter (unaudited) table was driven by a pre-tax non-cash goodwill impairment of $1,333.2 million, or $1,314.3 million after-tax, in our Consumer Packaging reporting unit. The goodwill impairment contributed a loss of $5.06 per share each to the basic and diluted loss per share attributable to common stockholders. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” for more information.

Consolidated net income in the first quarter of fiscal 2019 financial results by quarter (unaudited) table was decreased by $39.8 million pre-tax of direct expenses from Hurricane Michael (net of $20.0 million of insurance proceeds) and an estimated $31.4 million pre-tax of lost production and sales. Additionally, consolidated net income in the first quarter was decreased by $24.7 million pre-tax of expense for inventory stepped-up in purchase accounting related to the KapStone Acquisition and increased by a $48.5 million pre-tax gain on sale of our Atlanta beverage facility. Basic and diluted earnings per share attributable to common stockholders were decreased by approximately $0.14 and $0.14 per share, respectively for these items.

Consolidated net income in the fourth quarter of fiscal 2019 financial results by quarter (unaudited) table was increased by $63.4 million pre-tax related to Hurricane Michael as $70.0 million of insurance proceeds were partially offset by $6.6 million of direct expenses. Basic and diluted earnings per share attributable to common stockholders were increased by approximately $0.19 and $0.18 per share, respectively for these items.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

WestRock Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WestRock Company (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 20, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of ASC 842, Leases.

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

Goodwill Impairment Assessment of the North American Corrugated and Consumer Packaging Reporting Units.
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. This requires management to estimate the fair value of the reporting units with goodwill allocated to them. As of September 30, 2020, the Company’s goodwill balances totaled $5,962.2 million, of which $3,533.0 million and $ 2,288.7 million related to the North American Corrugated and Consumer Packaging reporting units, respectively. The Company recorded an impairment of $1,333.2 million related to the Consumer Packaging reporting unit.

Auditing management’s goodwill impairment tests involved especially subjective judgements due to the significant estimation required in determining the fair value of the reporting units. In particular, the estimates of the fair values of the Company’s reporting units are sensitive to assumptions such as the discount rate and expected future net cash flows, including projected operating results, long term growth rate, capital expenditures and tax rates, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over the estimation of the fair values of the reporting units, including the Company’s controls over the valuation models, the mathematical accuracy of the valuation models and development of underlying assumptions used to estimate such fair values of the reporting units. We also tested management’s review of the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.

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

Uncertain Tax Positions
Description of the Matter

As discussed in Note 6 to the consolidated financial statements, the Company has unrecognized income tax benefits of $206.7 million related to its uncertain tax positions at September 30, 2020. The Company uses significant judgment in determining (1) whether a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, and (2) measuring the tax benefit as the largest amount of benefit which is more likely than not to be realized upon ultimate settlement. The Company does not record any benefit for the tax positions that do not meet the more-likely-than-not initial recognition threshold.

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

To test the Company’s measurement and recording of its uncertain tax positions, our audit procedures included, among others, inspecting the Company’s analysis and related tax opinions to evaluate the assumptions the Company used to develop its uncertain tax positions and related unrecognized income tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used by the Company to calculate its uncertain tax positions. For example, we compared the recorded unrecognized income tax benefits to similar positions in prior periods and assessed management’s consideration of current tax controversy and litigation trends in similar positions challenged by tax authorities. In addition, we involved tax subject matter resources to evaluate the application of relevant tax laws in the Company’s recognition determination. We also evaluated the Company’s income tax disclosures in relation to these matters included in Note 6 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s or its predecessor’s auditor since at least 1975, but we are unable to determine the specific year.

Atlanta, Georgia

November 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

WestRock Company

Opinion on Internal Control over Financial Reporting

We have audited WestRock Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WestRock Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WestRock Company as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and our report dated November 20, 2020, expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

November 20, 2020

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

Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of conduct adopted by our board of directors that is applicable to all officers and employees of our Company and subsidiaries, as well as a code of conduct that is applicable to all of our directors.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2020 included all of our operations. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2020. Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our board of directors. Ernst & Young LLP has audited and reported on the consolidated financial statements of WestRock Company, and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report.

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the NYSE listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report will be contained in our definitive proxy statement issued in connection with our 2021 annual meeting of stockholders and is incorporated herein by reference.

STEVEN C. VOORHEES,
Chief Executive Officer and President

WARD H. DICKSON,
Executive Vice President and Chief Financial Officer
November 20, 2020

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2020, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms and to allow timely decisions regarding required disclosure.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting during the quarter ended September 30, 2020. In connection with that evaluation, we have determined that there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 11, 2020, our CEO certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 11, 2020. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

Identification of Executive Officers

The executive officers of the Company are as follows as of November 13, 2020:

Name	Age	Position Held
Steven C. Voorhees	66	Chief Executive Officer and President
Patrick E. Lindner	51	Chief Innovation Officer and President Consumer Packaging
Jeffrey W. Chalovich	57	Chief Commercial Officer and President Corrugated Packaging
James B. Porter III	69	President, Business Development and Latin America
Ward H. Dickson	58	Executive Vice President and Chief Financial Officer
Robert B. McIntosh	63	Executive Vice President, General Counsel and Secretary
Vicki L. Lostetter	61	Chief Human Resources Officer
Julia A. McConnell	51	Chief Accounting Officer

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

James B. Porter III has served as WestRock’s president, business development and Latin America since September 2016. He previously served as WestRock’s president, paper solutions since July 1, 2015. He served as RockTenn’s president, paper solutions from April 2014 through June 30, 2015, as RockTenn’s president - corrugated packaging from July 2012 to April 2014, as RockTenn’s president - corrugated packaging and recycling from May 2011 to July 2012 and as executive vice president of RockTenn’s corrugated packaging business from July 2008 until May 2011. Mr. Porter joined RockTenn in connection with its acquisition of Southern Container Corp. in 2008. Prior to his appointment as executive vice president of RockTenn, Mr. Porter served as the president and chief operating officer of Southern Container from 2004 and as the president of Solvay Paperboard, a subsidiary of Southern Container, from 1997 through 2004. Mr. Porter is expected to retire effective December 31, 2020.

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

Julia A. McConnell has served as WestRock’s chief accounting officer since June 2020. Prior to joining the Company, Ms. McConnell worked for Carter’s, Inc., where she served as vice president, international & supply chain since 2018 and as vice president, finance and corporate controller from 2010 to 2019. Prior to joining Carter’s, Ms. McConnell served as assistant controller for PepsiCo, Inc. from 2004 to 2010.

All of our executive officers are elected annually by, and serve at the discretion of, the board of directors.

See Part I, Item 1 “Available Information” of this Form 10-K for information about our Code of Ethical Conduct for our Chief Executive Officer and Senior Financial Officers, including that any amendments to, or waiver from, any provision of such code required to be disclosed will be posted on our website. The remainder of the information required by this item will be contained in our definitive proxy statement issued in connection with our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2021 annual meeting of stockholders and is incorporated herein by reference.

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

2.2

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

4.7(b)

First Supplemental Indenture, dated August 24, 2017, to the Indenture dated as of August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

4.7(c)

Second Supplemental Indenture, dated as of March 6, 2018, to the Indenture dated as of August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on March 6, 2018).

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

4.8(b)

First Supplemental Indenture, dated as of December 3, 2018, to the Indenture dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

4.8(c)

Second Supplemental Indenture, dated as of May 20, 2019, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock Company’s Current Report on Form 8-K filed on May 20, 2019).Second Supplemental Indenture, dated as of May 20, 2019, to the Indenture dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on May 20, 2019).

4.8(d)

Third Supplemental Indenture, dated as of June 3, 2020, to the Indenture dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the WestRock’s Current Report on Form 8-K filed on June 3, 2020).

4.9

Description of the Registrant’s Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.9 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2019).

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

10.25(c)

Amendment No. 1, dated as of May 2, 2019, to the Eighth Amended and Restated Credit and Security Agreement among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Coöperatieve Rabobank, U.A (incorporated by reference to Exhibit 10.3 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.25(d)

Amendment No. 2, dated as of March 27, 2020, to the Eighth Amended and Restated Credit and Security Agreement among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Coöperatieve Rabobank, U.A. (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

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

10.26(e)

Joinder, dated as of November 2, 2018, to the Credit Agreement, dated as of July 1, 2015, among the Company, WRKCo, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp. and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

10.26(f)

Amendment No. 4, dated as of November 21, 2019, to the Credit Agreement, dated as of July 1, 2015, among WRKCo Inc., WestRock Company of Canada Corp./Compagnie WestRock du Canada Corp., WRK Luxembourg S.à r.l., the other credit parties, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent and multicurrency agent (incorporated by reference to Exhibit 10.1 of WestRock's Current Report on Form 8-K filed on November 25, 2019).

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

10.27(b)

Amendment No. 1, dated as of July 1, 2016, to the Credit Agreement, dated as of July 1, 2015, among WestRock Company, WestRock CP, LLC, WestRock Converting Company, WestRock Virginia Corporation and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.27(b) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2019).

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

10.31

Uncommitted Line of Credit, dated March 4, 2016, between Coöperatieve Rabobank U.A., New York Branch and WestRock Company (incorporated by reference to Exhibit 10.4 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

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

10.34(e)

Amendment No. 3, dated as of October 25, 2019, to the Credit Agreement, dated as of October 31, 2017, among WestRock Company, WestRock RKT Company, WestRock MWV, LLC, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.34(e) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2019).

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

10.35(c)

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

10.36(c)

Amendment No. 1, dated as of November 21, 2019, to the Credit Agreement, dated as of April 27, 2018, among WRKCo Inc., WRK Luxembourg S.à r.l., WRK International Holdings S.à. r.l., Multi Packaging Solutions Limited, WestRock Packaging Systems Germany GmbH, the other guarantors and lenders thereto and Coöperatieve Rabobank U.A., New York Branch, as administrative agent  (incorporated by reference to Exhibit 10.3 of WestRock's Current Report on Form 8-K filed on November 25, 2019).

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

*10.39

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

*10.41(a)

Employment Agreement by and among RockTenn-Southern Container, LLC (successor-in-interest to Southern Container Corp.), Rock-Tenn Services Inc., and James B. Porter III, dated as of December 22, 2014, and effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2014).

*10.41(b)	Executive Consulting Agreement, dated as of October 31, 2020, by and between WestRock Company and James B. Porter III.

*10.42	WestRock Company Executive Severance Plan, dated April 5, 2019 (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on April 9, 2019).

*10.43

Amended and Restated WestRock Company 401(k) Retirement Savings Plan, effective as of July 1, 2020 (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

*10.44	WestRock Company 2020 Incentive Stock Plan.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

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

WESTROCK COMPANY

Dated:	November 20, 2020	By:	/s/ STEVEN C. VOORHEES
Steven C. Voorhees
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN C. VOORHEES	Chief Executive Officer and President	November 20, 2020
Steven C. Voorhees	(Principal Executive Officer), Director

/s/ WARD H. DICKSON	Executive Vice President and Chief Financial Officer	November 20, 2020
Ward H. Dickson	(Principal Financial Officer)

/s/ JULIA A. MCCONNELL	Chief Accounting Officer	November 20, 2020
Julia A. McConnell	(Principal Accounting Officer)

/s/ JOHN A. LUKE, JR.	Director, Non-Executive Chairman of the Board	November 20, 2020
John A. Luke, Jr.

/s/ COLLEEN F. ARNOLD	Director	November 20, 2020
Colleen F. Arnold

/s/ TIMOTHY J. BERNLOHR	Director	November 20, 2020
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 20, 2020
J. Powell Brown

/s/ TERRELL K. CREWS	Director	November 20, 2020
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 20, 2020
Russell M. Currey

/s/ SUZAN F. HARRISON	Director	November 20, 2020
Suzan F. Harrison

/s/ GRACIA C. MARTORE	Director	November 20, 2020
Gracia C. Martore

/s/ JAMES E. NEVELS	Director	November 20, 2020
James E. Nevels

/s/ TIMOTHY H. POWERS	Director	November 20, 2020
Timothy H. Powers

/s/ BETTINA M. WHYTE	Director	November 20, 2020
Bettina M. Whyte

/s/ ALAN D. WILSON	Director	November 20, 2020
Alan D. Wilson