Form 10-Q
period 2020-12-31
WestRock Co
filed 2021-02-05
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 22, 2021
Common Stock, $0.01 par value	263,516,869

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2020	2019

Net sales	$4,401.5	$4,423.7
Cost of goods sold	3,648.6	3,614.7
Gross profit	752.9	809.0
Selling, general and administrative, excluding intangible amortization	417.8	425.7
Selling, general and administrative intangible amortization	91.9	101.8
Loss (gain) on disposal of assets	2.5	(1.3)
Restructuring and other costs	7.7	30.1
Operating profit	233.0	252.7
Interest expense, net	(93.8)	(93.5)
Loss on extinguishment of debt	(1.1)	—
Pension and other postretirement non-service income	34.9	26.7
Other income (expense), net	20.8	(3.7)
Equity in income of unconsolidated entities	9.0	3.8
Income before income taxes	202.8	186.0
Income tax expense	(50.3)	(46.5)
Consolidated net income	152.5	139.5
Less: Net income attributable to noncontrolling interests	(0.5)	(1.0)
Net income attributable to common stockholders	$152.0	$138.5

Basic earnings per share attributable to common stockholders	$0.58	$0.54
Diluted earnings per share attributable to common stockholders	$0.57	$0.53

Basic weighted average shares outstanding	262.7	258.2
Diluted weighted average shares outstanding	264.8	259.9

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2020	2019

Consolidated net income	$152.5	$139.5
Other comprehensive income, net of tax:
Foreign currency translation gain	196.9	100.4
Derivatives:
Deferred loss on cash flow hedges	(0.1)	(0.5)
Reclassification adjustment of net loss (gain) on cash flow hedges included in earnings	1.5	(1.3)
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	5.6	8.7
Amortization and settlement recognition of prior service cost, included in pension cost	1.1	0.5
Other comprehensive income, net of tax	205.0	107.8
Comprehensive income	357.5	247.3
Less: Comprehensive income attributable to noncontrolling interests	(0.9)	(1.1)
Comprehensive income attributable to common stockholders	$356.6	$246.2

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	December 31, 2020	September 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$253.8	$251.1
Accounts receivable (net of allowances of $68.9 and $66.3)	2,023.4	2,142.7
Inventories	2,084.6	2,023.4
Other current assets	492.6	520.5
Assets held for sale	9.4	7.0
Total current assets	4,863.8	4,944.7
Property, plant and equipment, net	10,784.3	10,778.9
Goodwill	5,997.0	5,962.2
Intangibles, net	3,598.1	3,667.2
Restricted assets held by special purpose entities	1,265.8	1,267.5
Prepaid pension asset	404.7	368.7
Other assets	1,922.7	1,790.5
Total Assets	$28,836.4	$28,779.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$168.7	$222.9
Accounts payable	1,672.2	1,674.2
Accrued compensation and benefits	453.6	386.7
Other current liabilities	754.6	645.1
Total current liabilities	3,049.1	2,928.9
Long-term debt due after one year	8,771.1	9,207.7
Pension liabilities, net of current portion	305.3	305.2
Postretirement benefit liabilities, net of current portion	150.0	145.4
Non-recourse liabilities held by special purpose entities	1,134.2	1,136.5
Deferred income taxes	2,910.8	2,916.9
Other long-term liabilities	1,534.1	1,490.3
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	1.7	1.3
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 263.3 million and 260.4 million shares outstanding at December 31, 2020 and September 30, 2020, respectively	2.6	2.6
Capital in excess of par value	10,949.4	10,916.3
Retained earnings	1,126.3	1,031.6
Accumulated other comprehensive loss	(1,115.3)	(1,319.9)
Total stockholders’ equity	10,963.0	10,630.6
Noncontrolling interests	17.1	16.9
Total equity	10,980.1	10,647.5
Total Liabilities and Equity	$28,836.4	$28,779.7

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2020	2019

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	260.4	257.8
Shares issued under restricted stock plan	2.3	—
Issuance of common stock, net of stock received for minimum tax withholdings	0.6	0.6
Balance at end of period	263.3	258.4
Common Stock:
Balance at beginning of period	$2.6	$2.6
Issuance of common stock, net of stock received for minimum tax withholdings	—	—
Balance at end of period	2.6	2.6
Capital in Excess of Par Value:
Balance at beginning of period	10,916.3	10,739.4
Compensation expense under share-based plans	19.9	13.5
Issuance of common stock, net of stock received for minimum tax withholdings	13.2	17.1
Balance at end of period	10,949.4	10,770.0
Retained Earnings:
Balance at beginning of period	1,031.6	1,997.1
Adoption of accounting standards (1)	(3.8)	73.5
Net income attributable to common stockholders	152.0	138.5
Dividends declared (per share - $0.20 and $0.465 (2)	(53.5)	(121.6)
Balance at end of period	1,126.3	2,087.5
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,319.9)	(1,069.2)
Adoption of accounting standards (1)	—	(73.4)
Other comprehensive income (loss), net of tax	204.6	107.7
Balance at end of period	(1,115.3)	(1,034.9)
Total Stockholders’ equity	10,963.0	11,825.2
Noncontrolling Interests: (3)
Balance at beginning of period	16.9	14.3
Net income	0.2	1.0
Balance at end of period	17.1	15.3
Total equity	$10,980.1	$11,840.5

(1)

For fiscal 2021, the amount relates to the adoption of ASU 2016-13 (as hereinafter defined). For fiscal 2020, the amount relates primarily to the adoption of ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.

(2)	Includes cash dividends paid and dividend equivalent units on certain restricted stock awards.
(3)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the Condensed Consolidated Balance Sheets.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2020	2019

Operating activities:
Consolidated net income	$152.5	$139.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	364.5	381.2
Cost of real estate sold	—	16.1
Deferred income tax (benefit) expense	(19.6)	3.1
Share-based compensation expense	20.0	13.8
401(k) match in common stock	24.9	—
Pension and other postretirement funding more than expense (income)	(28.0)	(23.7)
Gain on sale of investment	(14.7)	—
Other impairment adjustments	—	2.2
Loss (gain) on disposal of plant and equipment and other, net	2.6	(0.9)
Other, net	(31.5)	(13.2)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	150.2	153.9
Inventories	(44.3)	(83.9)
Other assets	(19.3)	(71.1)
Accounts payable	(5.4)	(47.5)
Income taxes	50.6	(2.8)
Accrued liabilities and other	116.9	(35.5)
Net cash provided by operating activities	719.4	431.2
Investing activities:
Capital expenditures	(170.7)	(374.8)
Investment in unconsolidated entities	(0.1)	(0.3)
Proceeds from sale of investment	23.3	—
Proceeds from sale of property, plant and equipment	2.0	7.9
Proceeds from property, plant and equipment insurance settlement	—	1.4
Other, net	5.1	4.9
Net cash used for investing activities	(140.4)	(360.9)
Financing activities:
Additions to revolving credit facilities	180.0	—
Repayments of revolving credit facilities	(10.0)	(20.0)
Additions to debt	10.8	101.4
Repayments of debt	(704.5)	(4.0)
Additions to commercial paper, net	—	10.9
Other debt additions (repayments), net	21.6	(36.3)
Issuances of common stock, net of related minimum tax withholdings	(12.4)	15.5
Cash dividends paid to stockholders	(52.6)	(120.0)
Cash distributions paid to noncontrolling interests	(0.4)	(0.3)
Other, net	(16.6)	(8.5)
Net cash used for financing activities	(584.1)	(61.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7.8	(4.2)
Increase in cash, cash equivalents and restricted cash	2.7	4.8
Cash, cash equivalents and restricted cash at beginning of period	251.1	151.6
Cash, cash equivalents and restricted cash at end of period	$253.8	$156.4

	Three Months Ended
	December 31,
(In millions)	2020	2019

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$18.8	$45.1
Interest, net of amounts capitalized	$42.0	$53.1

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Period Ended December 31, 2020

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

Basis of Presentation

Our independent registered public accounting firm has not audited the accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2020 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “Fiscal 2020 Form 10-K”). In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three months ended December 31, 2020 and December 31, 2019, our statements of comprehensive income for the three months ended December 31, 2020 and December 31, 2019, our balance sheets at December 31, 2020 and September 30, 2020, our statements of cash flows for the three months ended December 31, 2020 and December 31, 2019, and our statements of equity for the three months ended December 31, 2020 and December 31, 2019.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2020 Form 10-K. The results for the three months ended December 31, 2020 are not necessarily indicative of results that may be expected for the full year.

Reclassifications and Adjustments

Certain amounts in prior periods have been reclassified to conform with the current year presentation.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic (“COVID-19”) continues to evolve. The pandemic has affected our operational and financial performance and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines), and the direct and indirect economic effects of the pandemic and related containment measures, among others.

At December 31, 2020, we evaluated the then current economic environment, including our current assessment of the impact of COVID-19, and there were no indicators of impairment of our long-lived assets, including goodwill, that required a quantitative test to be performed. Our estimates involve numerous assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry and global economic factors, interest rate environment and future business strategy. Accordingly, our accounting estimates may materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances and the potential impact thereof, including performing interim goodwill impairment assessments, as warranted. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” in the Fiscal 2020 Form 10-K for additional information regarding the results of, and our methods and assumptions applied to perform, our goodwill impairment testing in fiscal 2020.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Ransomware Incident

On January 25, 2021, we announced that on January 23, 2021, we detected a ransomware incident impacting certain of our operational and information technology systems. Promptly upon our detection of the incident, we initiated response and containment protocols. These actions included taking preventative measures, including shutting down certain systems out of an abundance of caution, as well as taking steps to supplement existing security monitoring, scanning and protective measures. Our security teams, supplemented by leading cyber defense firms, are working to remediate this incident. We have notified law enforcement and contacted our customers to apprise them of the situation. See “Note 16. Subsequent Events” for more information on the ransomware incident.

Significant Accounting Policies

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K for a summary of our significant accounting policies.

Recent Accounting Developments

New Accounting Standards — Recently Adopted

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which provides targeted amendments to Accounting Standards Codification (“ASC”) 808, “Collaborative arrangements” and ASC 606 “Revenues from Contracts with Customers” (“ASC 606”). The amendments in this ASU require transactions between participants in a collaborative arrangement to be accounted for under ASC 606 only when the counterparty is a customer. We adopted the provisions of ASU 2018-18 on October 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17 “Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety, as currently required under generally accepted accounting principles in the U.S. (“GAAP”). We adopted the provisions of ASU 2018-17 on October 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. We adopted the provisions of ASU 2018-15 prospectively on October 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14 “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans”. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. We adopted the provisions of ASU 2018-14 retrospectively on October 1, 2020.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments and replaces the incurred loss model with a model that reflects expected credit losses. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides targeted transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option. In November 2019, the FASB issued ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”), which makes certain narrow-scope amendments to Topic 326, including allowing entities to exclude accrued interest amounts from various required disclosures under Topic 326. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)” (“ASU 2020-02”), which adds and amends paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119 primarily related to the new credit losses standard. The provisions of ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 related to Topic 326 are effective concurrent with the adoption of ASU 2016-13. We adopted ASU 2016-13 and its subsequent revisions using the modified retrospective transition approach on October 1, 2020. The adoption of ASU 2016-13 and its subsequent revisions resulted in us recognizing a cumulative effect adjustment of $3.8 million (net of tax) decrease to opening balance of retained earnings related to our allowance for doubtful accounts primarily for our trade accounts receivables balance.

New Accounting Standards — Recently Issued

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The ASU can be adopted after its issuance date through December 31, 2022. We are evaluating the impact of this ASU.

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

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment). Net sales are attributed to geographical markets based on our selling location. In fiscal 2020, we completed our real estate monetization, therefore, we will not have any Land and Development sales in fiscal 2021.

	Three Months Ended December 31, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,770.2	$1,254.0	$(57.9)	$3,966.3
South America	81.0	22.2	—	103.2
Europe	0.9	249.3	(0.1)	250.1
Asia Pacific	12.4	69.6	(0.1)	81.9
Total	$2,864.5	$1,595.1	$(58.1)	$4,401.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended December 31, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,788.9	$1,198.8	$18.9	$(41.5)	$3,965.1
South America	107.6	20.0	—	—	127.6
Europe	1.8	244.6	—	—	246.4
Asia Pacific	11.2	73.5	—	(0.1)	84.6
Total	$2,909.5	$1,536.9	$18.9	$(41.6)	$4,423.7

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

The opening and closing balances of our contract assets and contract liabilities are as follows. Contract assets and contract liabilities are reported within Other current assets and Other current liabilities, respectively, on the condensed consolidated balance sheet.

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2020	$185.8	$12.0
Ending balance - December 31, 2020	193.2	22.4
Increase / (Decrease)	$7.4	$10.4

Note 3.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $7.7 million for the three months ended December 31, 2020 and $30.1 million for the three months ended December 31, 2019. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended
	December 31,
	2020	2019
Restructuring	$6.6	$24.7
Other	1.1	5.4
Restructuring and other costs	$7.7	$30.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e. partial or complete plant closures), employee costs due to merger and acquisition-related workforce reductions and voluntary retirement programs in fiscal 2019 and 2020. A partial plant closure may consist of shutting down a machine and/or a workforce reduction.

When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of related property, plant and equipment and lease right-of-use assets (“ROU”) to their fair value and record charges for severance and other employee-related costs. We reduce the carrying value of the assets classified as held for sale to their estimated fair value less cost to sell. Any subsequent change in fair value less cost to sell prior to disposition is recognized as it is identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value. For plant closures, we also generally expect to record costs for equipment relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term.

Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment. Therefore, we generally transfer a substantial portion of each closed plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business. In our former Land and Development segment, the restructuring charges primarily consisted of severance and other employee costs associated with the wind-down of operations and lease costs.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three months ended December 31, 2020 and 2019, the cumulative recorded amount since we started the initiatives and our estimate of the total we expect to incur (in millions):

	Three Months Ended
	December 31,
	2020	2019	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$—	$2.2	$94.4	$94.4
Severance and other employee costs	(0.7)	7.1	52.6	52.6
Equipment and inventory relocation costs	—	0.4	8.7	9.2
Facility carrying costs	0.8	0.6	21.8	23.6
Other costs	0.1	0.2	3.6	3.6
Restructuring total	$0.2	$10.5	$181.1	$183.4

Consumer Packaging

Net property, plant and equipment costs	$0.2	$0.5	$35.3	$35.3
Severance and other employee costs	3.5	5.7	40.9	40.9
Equipment and inventory relocation costs	0.2	0.1	3.7	3.7
Facility carrying costs	—	—	1.0	1.3
Other costs	0.8	0.2	19.6	19.6
Restructuring total	$4.7	$6.5	$100.5	$100.8

Land and Development

Net property, plant and equipment costs	$—	$—	$1.8	$1.8
Severance and other employee costs	—	—	13.8	13.8
Other costs	—	—	5.0	5.0
Restructuring total	$—	$—	$20.6	$20.6

Corporate

Severance and other employee costs	$1.6	7.7	$61.0	$61.0
Other costs	0.1	—	9.1	9.1
Restructuring total	$1.7	$7.7	$70.1	$70.1

Total

Net property, plant and equipment costs	$0.2	$2.7	$131.5	$131.5
Severance and other employee costs	4.4	20.5	168.3	168.3
Equipment and inventory relocation costs	0.2	0.5	12.4	12.9
Facility carrying costs	0.8	0.6	22.8	24.9
Other costs	1.0	0.4	37.3	37.3
Restructuring total	$6.6	$24.7	$372.3	$374.9

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

Other Costs

Our other costs consist of acquisition, integration and divestiture costs. We incur costs when we acquire or divest businesses. Acquisition costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees, as well as potential litigation costs associated with those activities. We incur integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects, including spending to support future acquisitions, and primarily consist of professional services and labor. Divestiture costs consist primarily of similar professional fees. We consider acquisition, integration and divestiture costs to be corporate costs regardless of the segment or segments involved in the transaction.

The following table presents our acquisition and integration costs (in millions):

	Three Months Ended
	December 31,
	2020	2019
Acquisition costs	$0.2	$0.1
Integration costs	0.9	5.3
Other total	$1.1	$5.4

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our condensed consolidated statements of income (in millions):

	Three Months Ended
	December 31,
	2020	2019
Accrual at beginning of fiscal year	$17.2	$32.3
Additional accruals	5.4	19.1
Payments	(7.0)	(18.4)
Adjustment to accruals	(1.1)	1.2
Foreign currency rate changes	0.1	0.1
Accrual at December 31	$14.6	$34.3

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Three Months Ended
	December 31,
	2020	2019
Additional accruals and adjustments to accruals (see table above)	$4.3	$20.3
Acquisition costs	0.2	0.1
Integration costs	0.9	5.3
Net property, plant and equipment costs	0.2	2.7
Severance and other employee costs	0.1	(0.3)
Equipment and inventory relocation costs	0.2	0.5
Facility carrying costs	0.8	0.6
Other costs	1.0	0.9
Total restructuring and other costs	$7.7	$30.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4.	Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, and nearly all of our remaining salaried and non-union hourly employees accruing benefits ceased accruing benefits as of December 31, 2020. In addition, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. See “Note 5. Retirement Plans” and “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K for more information regarding our involvement with retirement plans and involvement with MEPPs.

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and the Central States, Southeast and Southwest Areas Pension Plan (“Central States”), and recorded estimated withdrawal liabilities for each. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF including a demand for withdrawal liabilities and for our proportionate share of PIUMPF’s accumulated funding deficiency and we refined our liability, the impact of which was not significant. We expect to challenge the PIUMPF accumulated funding deficiency demands. We began making monthly payments (approximately $0.7 million per month for 20 years) for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

At December 31, 2020 and September 30, 2020, we had recorded withdrawal liabilities of $251.8 million and $252.0 million, respectively, including liabilities associated with PIUMPF.

Pension and Postretirement Income / Expense

The following table presents a summary of the components of net pension income (in millions):

	Three Months Ended
	December 31,
	2020	2019
Service cost	$13.5	$13.1
Interest cost	46.4	49.9
Expected return on plan assets	(91.7)	(90.8)
Amortization of net actuarial loss	7.9	11.9
Amortization of prior service cost	2.0	1.4
Company defined benefit plan income	(21.9)	(14.5)
Multiemployer and other plans	0.4	0.3
Net pension income	$(21.5)	$(14.2)

The non-service elements of our pension and postretirement costs set forth in this Note 4. Retirement Plans are reflected in the condensed consolidated statements of income line item “Pension and other postretirement non-service income”. The service cost components are reflected in “Cost of goods sold” and “Selling, general and administrative, excluding intangible amortization” line items.

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended
	December 31,
	2020	2019
Service cost	$0.3	$0.4
Interest cost	1.4	1.8
Amortization of net actuarial gain	(0.3)	(0.2)
Amortization of prior service credit	(0.6)	(0.7)
Net postretirement cost	$0.8	$1.3

Employer Contributions

During the three months ended December 31, 2020, we made contributions to our qualified and supplemental defined benefit pension plans of $5.6 million and $8.5 million, respectively.

During the three months ended December 31, 2020, we funded an aggregate of $1.3 million and $2.0 million, respectively, to our other postretirement benefit plans.

Note 5.	Income Taxes

The effective tax rate for the three months ended December 31, 2020 and December 31, 2019 was 24.8% and 25.0%, respectively. The effective tax rate for both periods was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates and (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by research and development tax credits.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6.	Segment Information

We report our financial results of operations in the following two reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; and Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations. Prior to the completion of our monetization program in fiscal 2020, we had a third reportable segment, Land and Development, which previously sold real estate, primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

The following tables show selected operating data for our segments (in millions):

	Three Months Ended
	December 31,
	2020	2019
Net sales (aggregate):
Corrugated Packaging	$2,864.5	$2,909.5
Consumer Packaging	1,595.1	1,536.9
Land and Development	—	18.9
Total	$4,459.6	$4,465.3
Less net sales (intersegment):
Corrugated Packaging	$22.0	$18.3
Consumer Packaging	36.1	23.3
Total	$58.1	$41.6
Net sales (unaffiliated customers):
Corrugated Packaging	$2,842.5	$2,891.2
Consumer Packaging	1,559.0	1,513.6
Land and Development	—	18.9
Total	$4,401.5	$4,423.7
Segment income:
Corrugated Packaging	$215.0	$283.4
Consumer Packaging	92.5	46.2
Land and Development	—	1.4
Segment income	307.5	331.0
Gain on sale of certain closed facilities	0.9	0.5
Restructuring and other costs	(7.7)	(30.1)
Non-allocated expenses	(23.8)	(18.2)
Interest expense, net	(93.8)	(93.5)
Loss on extinguishment of debt	(1.1)	—
Other income (expense), net	20.8	(3.7)
Income before income taxes	$202.8	$186.0

	Three Months Ended
	December 31,
	2020	2019
Depreciation and amortization:
Corrugated Packaging	$232.3	$244.3
Consumer Packaging	131.0	135.3
Corporate	1.2	1.6
Total	$364.5	$381.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. In fiscal 2019, we received the majority of our insurance proceeds. In the three months ended December 31, 2019, we received the remaining Hurricane Michael-related insurance proceeds of $32.3 million, of which $29.5 million was recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The remaining $2.8 million was deferred and recorded as a reduction of cost of goods sold in the three months ended March 31, 2020. The insurance proceeds consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. Our condensed consolidated statement of cash flows for the three months ended December 31, 2019 included $30.9 million in net cash provided by operating activities and $1.4 million of cash proceeds included in net cash used for investing activities related to Hurricane Michael.

Note 7.	Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended
	December 31,
	2020	2019
Interest expense	$(105.5)	$(119.2)
Interest income	11.7	25.7
Interest expense, net	$(93.8)	$(93.5)

Note 8.	Inventories

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

The components of inventories were as follows (in millions):

	December 31, 2020	September 30, 2020
Finished goods and work in process	$864.5	$844.2
Raw materials	807.8	772.7
Spare parts and supplies	513.2	500.3
Inventories at FIFO cost	2,185.5	2,117.2
LIFO reserve	(100.9)	(93.8)
Net inventories	$2,084.6	$2,023.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9.	Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	December 31, 2020	September 30, 2020
Property, plant and equipment at cost:
Land and buildings	$2,565.7	$2,524.7
Machinery and equipment	15,394.9	15,147.3
Forestlands and mineral rights	121.4	110.8
Transportation equipment	29.2	29.1
Leasehold improvements	105.1	103.6
	18,216.3	17,915.5
Less: accumulated depreciation, depletion and amortization	(7,432.0)	(7,136.6)
Property, plant and equipment, net	$10,784.3	$10,778.9

Note 10.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. See “Note 12. Fair Value” of the Notes to Consolidated Financial Statements section of the Fiscal 2020 Form 10-K for more information. We disclose the fair value of our long-term debt in “Note 11. Debt”. We disclose the fair value of our pension and postretirement assets and liabilities in “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2020 Form 10-K.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, ROU assets related to operating leases, goodwill and other and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 3. Restructuring and Other Costs” for impairments associated with restructuring activities presented as “net property, plant and equipment costs”. During the three months ended December 31, 2020 and 2019, we did not have any significant non-restructuring nonfinancial assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Accounts Receivable Sales Agreements

We are a party to an accounts receivable sales agreement to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts. On September 17, 2020, we amended the then existing agreement and increased the purchase limit to $700.0 million. The terms of the amended agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. Effective with the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

amended agreement, the facility is committed and has a term of 364 days. Transfers under the agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”. We also have a similar facility that we entered into on December 4, 2020 that has a $88.5 million purchase limit, is uncommitted and has a term of one year. The customers from these facilities are not included in the Receivables Securitization Facility that is discussed in “Note 11. Debt”.

The following table presents a summary of these accounts receivable sales agreements for the three months ended December 31, 2020 and December 31, 2019 (in millions):

	Three Months Ended
	December 31,
	2020	2019
Receivable from financial institution at beginning of fiscal year	$—	$—
Receivables sold to the financial institution and derecognized	680.7	615.2
Receivables collected by financial institution	(644.5)	(606.7)
Cash paid to financial institution	(36.2)	(8.5)
Receivable from financial institution at December 31	$—	$—

Receivables sold under these accounts receivable sales agreements were approximately $625.6 million and $589.4 million as of December 31, 2020 and September 30, 2020, respectively.

Cash proceeds related to the receivables sold are included in cash from operating activities in the condensed consolidated statement of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $3.0 million and $4.3 million for the three months ended December 31, 2020 and December 31, 2019, respectively, and is recorded in “other income (expense), net” in the condensed consolidated statements of income. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.
Note 11.	Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K for additional information on our debt and interest rates on that debt.

The following table shows the carrying value of the individual components of our debt (in millions):

	December 31, 2020	September 30, 2020
Public bonds due fiscal 2022	$399.5	$399.3
Public bonds due fiscal 2023 to 2028	3,774.7	3,773.6
Public bonds due fiscal 2029 to 2033	2,775.8	2,778.9
Public bonds due fiscal 2037 to 2047	178.5	178.6
Term loan facilities	848.7	1,547.6
Revolving credit and swing facilities	433.5	250.0
Finance lease obligations	272.3	274.8
Vendor financing and commercial card programs	98.1	89.8
International and other debt	158.7	138.0
Total debt	8,939.8	9,430.6
Less: current portion of debt	168.7	222.9
Long-term debt due after one year	$8,771.1	$9,207.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at December 31, 2020.

The estimated fair value of our debt was approximately $10.0 billion as of December 31, 2020 and $10.4 billion at September 30, 2020. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount as the variable interest rates reprice frequently at observable current market rates.

Revolving Credit Facility

On November 21, 2019, we amended our $2.0 billion unsecured revolving credit facility entered into on July 1, 2015 (the “Revolving Credit Facility”) to, among other things, increase the committed principal to $2.3 billion, increase the maximum permitted Debt to Capitalization Ratio (as defined in the credit agreement) to 0.65:1.00 and extend its maturity date to November 21, 2024. A portion of the Revolving Credit Facility may be used to fund borrowings in certain non-U.S. dollar currencies. At December 31, 2020 and September 30, 2020, there were no amounts outstanding under the facility.

Term Loans

At September 30, 2020, there was $648.9 million outstanding on the five-year unsecured term loan we entered into with Wells Fargo as administrative agent on March 7, 2018. During the first quarter of fiscal 2021, we paid off the term loan primarily using cash on hand.

On June 7, 2019, we entered into a $300.0 million credit agreement providing for a five-year unsecured term loan with Bank of America, N.A., as administrative agent. The facility is scheduled to mature on June 7, 2024. The applicable interest rate margins are 0.825% to 1.750% per annum for LIBOR rate loans and 0.000% to 0.750% per annum for alternate base rate loans, in each case depending on the Leverage Ratio (as defined in the credit agreement) or our corporate credit ratings, whichever yields a lower applicable interest rate margin, at such time. At December 31, 2020 and September 30, 2020, the outstanding balance of this facility was $250.0 million and $300.0 million outstanding, respectively.

On September 27, 2019, one of our wholly-owned subsidiaries, WestRock Southeast, LLC, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent that replaced our then-existing facility. The Farm Loan Credit Agreement provides for a seven-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Loan Credit Facility”). At any time, we may increase the principal amount by up to $300.0 million by written notice. The Farm Loan Credit Facility is guaranteed by the Company, WRKCo Inc. and WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC’s (“MWV”, and together with RKT, the “Guarantor Subsidiaries”). The carrying value of this facility at December 31, 2020 and September 30, 2020 was $598.8 million and $598.7 million, respectively.

Receivables Securitization Facility

On March 27, 2020, we amended our $700.0 million receivables securitization agreement that matures May 2, 2022 (the “Receivables Securitization Facility”) to add additional Company legal entities that may serve to increase the amount of eligible receivables serving as collateral. At December 31, 2020 and September 30, 2020, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $641.4 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2020 and September 30, 2020 were approximately $1,026.1 million and $1,128.3 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At December 31, 2020 and September 30, 2020, there were no amounts outstanding under this facility.

European Revolving Credit Facility

On November 21, 2019, we amended our existing €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a three-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €500.0 million maturing on November 21, 2022. At December 31, 2020,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

we had borrowed $420.0 million under this facility and entered into foreign currency exchange contracts of $420.4 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income. At September 30, 2020, we had borrowed $250.0 million under this facility.

Commercial Paper Program

On December 7, 2018, we established an unsecured commercial paper program with WRKCo Inc. as the issuer. Under the program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At December 31, 2020 and September 30, 2020, there were no amounts outstanding.

Note 12.	Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $80.9 million and $79.0 million during the three months ended December 31, 2020 and 2019, respectively. We obtained $67.5 million and $31.9 million of ROU assets in exchange for lease liabilities during the three months ended December 31, 2020 and 2019, respectively.

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Condensed Consolidated Balance Sheet Caption	December 31, 2020	September 30, 2020

Operating leases:
Operating lease right-of-use asset	Other assets	$709.5	$658.6

Current operating lease liabilities	Other current liabilities	$183.6	$172.7
Operating lease liabilities	Other long-term liabilities	585.3	545.8
Total operating lease liabilities		$768.9	$718.5

Finance leases:
Property, plant and equipment		$143.0	$143.2
Accumulated depreciation		(21.4)	(19.1)
Property, plant and equipment, net		$121.6	$124.1

Current finance lease liabilities	Current portion of debt	$8.8	$9.0
Noncurrent finance lease liabilities	Long-term debt due after one year	263.5	265.8
Total finance lease liabilities		$272.3	$274.8

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13.	Commitments and Contingencies

Health and Safety

Our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures. The health and safety of our teammates is our first priority, and we have established safety policies, programs, procedures and training for our manufacturing operations. We are subject to a broad range of foreign, federal, state and local laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. In addition, our program includes the ongoing identification and elimination of workplace exposures that can lead to injuries and sharing of health and safety best practices. Failure to comply with applicable health and safety laws and regulations could subject us to fines, corrective action or other sanctions.

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

Environmental

We are subject to numerous foreign, federal, state, local and international environmental laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances. We are also subject to the requirements of environmental permits and similar authorizations issued by various governmental authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Our compliance initiatives related to these laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows. Any failure to comply with environmental laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective action or other sanctions.

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

See “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K for information related to environmental matters.

As of December 31, 2020, we had $5.5 million reserved for environmental liabilities on an undiscounted basis, of which $2.8 million is included in other long-term liabilities and $2.7 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at December 31, 2020.

Litigation

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2020, there were approximately 1,300 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially beyond our expectations, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows. At December 31, 2020, we had a $13.6 million estimated liability for these matters.

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

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$694 million ($134 million) as of December 31, 2020, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, that excludes certain penalties, is included in the unrecognized tax benefits table. See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters could be approximately $50 million. As of December 31, 2020, we had recorded $9.6 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019, the Supreme Court of Brazil rendered favorable decisions on six of our cases granting us the right to recover certain state value added tax. The tax authorities in Brazil have filed a Motion of Clarification with the Supreme Court of Brazil and the timing of the decision is unknown at this time. However, based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government. Due to the volume of invoices being reviewed (January 2002 to September 2019), we have recorded the estimated recoveries across

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

several periods beginning in the fourth quarter of fiscal 2019 as we have reviewed the documents and the amount has become estimable.

In the three months ended December 31, 2020 and 2019, we recorded a receivable for our expected recovery and interest that consisted primarily of a $0.6 million and $23.1 million reduction of cost of goods sold and a $0.3 million and $10.7 million reduction of interest expense, net, respectively. We are monitoring the status of our remaining cases, and subject to the resolution in the courts, we may record additional amounts in future periods.
Note 14.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended December 31, 2020 and December 31, 2019, we repurchased no shares of Common Stock. As of December 31, 2020, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended December 31, 2020 and December 31, 2019 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2020	$(5.6)	$(727.7)	$(586.6)	$(1,319.9)
Other comprehensive (loss) income before reclassifications	(0.1)	—	196.6	196.5
Amounts reclassified from accumulated other comprehensive loss	1.5	6.6	—	8.1
Net current period other comprehensive income	1.4	6.6	196.6	204.6
Balance at December 31, 2020	$(4.2)	$(721.1)	$(390.0)	$(1,115.3)

(1)  All amounts are net of tax and noncontrolling interests.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2019	$0.7	$(698.0)	$(371.9)	$(1,069.2)
Other comprehensive (loss) income before reclassifications	(0.5)	—	100.4	99.9
Amounts reclassified from accumulated other comprehensive (income) loss	(1.3)	9.1	—	7.8
Net current period other comprehensive (loss) income	(1.8)	9.1	100.4	107.7
Reclassification of stranded tax effects	—	(73.4)	—	(73.4)
Balance at December 31, 2019	$(1.1)	$(762.3)	$(271.5)	$(1,034.9)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 25% to 26% for the three months ended December 31, 2020 and 25% to 26% for the three months ended December 31, 2019. Although we are impacted by the exchange rates of a number of currencies, foreign

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

currency translation adjustments recorded in accumulated other comprehensive loss for the three months ended December 31, 2020 were primarily due to losses in the Brazilian Real, Mexican Peso, Canadian dollar and British Pound, each against the U.S. dollar. Foreign currency translation gains recorded in accumulated other comprehensive loss for the three months ended December 31, 2019 were primarily due to gains in the British Pound, Brazilian Real, Mexican Peso, Canadian dollar and Euro, each against the U.S. dollar.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2020			December 31, 2019
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(7.4)	$1.9	$(5.5)	$(11.6)	$3.0	$(8.6)
Prior service costs (2)	(1.5)	0.4	(1.1)	(0.7)	0.2	(0.5)
Reclassification of stranded tax effects (3)	—	—	—	—	73.4	73.4
Subtotal defined benefit plans	(8.9)	2.3	(6.6)	(12.3)	76.6	64.3

Derivative Instruments: (1)
Interest rate swap hedge (loss) gain (4)	(2.0)	0.5	(1.5)	0.7	(0.2)	0.5
Natural gas commodity hedge gain (5)	—	—	—	1.1	(0.3)	0.8
Subtotal cash flow hedges	(2.0)	0.5	(1.5)	1.8	(0.5)	1.3

Total reclassifications for the period	$(10.9)	$2.8	$(8.1)	$(10.5)	$76.1	$65.6

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 4. Retirement Plans” for additional details.

(3)  Amount reclassified to retained earnings as a result of the adoption of ASU 2018-02.

(4)  These accumulated other comprehensive income components are included in Interest expense, net.

(5)  These accumulated other comprehensive income components are included in Cost of goods sold.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 15.	Earnings Per Share

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

	Three Months Ended
	December 31,
	2020	2019
Numerator:
Net income attributable to common stockholders	$152.0	$138.5

Denominator:
Basic weighted average shares outstanding	262.7	258.2
Effect of dilutive stock options and non- participating securities	2.1	1.7
Diluted weighted average shares outstanding	264.8	259.9

Basic earnings per share attributable to common stockholders	$0.58	$0.54
Diluted earnings per share attributable to common stockholders	$0.57	$0.53

During the three months ended December 31, 2020 and December 31, 2019 in the table above, the amount of distributed and undistributed income available to participating securities was de minimis and did not impact net income attributable to common stockholders.

Approximately 0.6 million and 0.9 million of awards in the three months ended December 31, 2020 and December 31, 2019, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 16.	Subsequent Events

On January 25, 2021, we announced that on January 23, 2021, we detected a ransomware incident impacting certain of our operational and information technology systems. Promptly upon our detection of the incident, we initiated response and containment protocols. These actions included taking preventative measures, including shutting down certain systems out of an abundance of caution, as well as taking steps to supplement existing security monitoring, scanning and protective measures. Our security teams, supplemented by leading cyber defense firms, are working to remediate this incident. We have notified law enforcement and contacted our customers to apprise them of the situation.

We are undertaking extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams are working to maintain our business operations and to minimize the impact on our customers and teammates. All of our mills and converting locations are producing and shipping paper and packaging. The mill system production through February 4, 2021 was approximately 85,000 tons lower than plan, and the packaging converting operations are close to returning to full planned production levels. As a result of this incident, shipments from some of our facilities have lagged production levels, however, this gap is closing quickly as systems are restored. In locations where technology issues have been identified, we are using alternative methods to process and ship orders. We are systematically bringing our information systems back online in a controlled, phased approach.

Although we are actively managing this incident and will continue to do so, we are in the early stages of investigating the incident. The incident has caused, and may continue to cause, delays in parts of our business and result in a deferral or loss of revenue and incurrence of incremental costs that may adversely impact our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2020, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of the Fiscal 2020 Form 10-K. The following discussion includes certain non-GAAP financial measures. See our reconciliations of non-GAAP financial measures in the “Non-GAAP Financial Measures” section below.

OVERVIEW

We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

Presentation

We report our financial results of operations in the following two reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; and Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations. Prior to the completion of our monetization program in fiscal 2020, we had a third reportable segment, Land and Development, which previously sold real estate, primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. See “Note 1. Basis of Presentation and Significant Accounting Policies — Basis of Presentation” for more information.

EXECUTIVE SUMMARY

Net sales of $4,401.5 million for the first quarter of fiscal 2021 decreased $22.2 million, or 0.5%, compared to the first quarter of fiscal 2020. This decrease was primarily due to the absence of Land and Development net sales due to the completion of our monetization program in fiscal 2020.

Earnings per diluted share were $0.57 and $0.53 in the three months ended December 31, 2020 and 2019, respectively. Adjusted Earnings Per Diluted Share were $0.61 and $0.58 in the three months ended December 31, 2020 and 2019, respectively. See the discussion and tables under “Non-GAAP Financial Measures” below.

Net cash provided by operating activities in the three months ended December 31, 2020 and 2019 was $719.4 million and $431.2 million, respectively, primarily due to $335.6 million of favorable working capital compared to the prior year period including the payment of certain fiscal 2020 bonuses and the Company’s 401(k) match in the form of stock, rather than cash, and deferral of certain payroll taxes in connection with the WestRock Pandemic Action Plan. During the quarter ended December 31, 2020, we paid down $490.8 million of debt.

A detailed review of our performance appears below under “Results of Operations”.

Ransomware Incident

On January 25, 2021, we announced that on January 23, 2021, we detected a ransomware incident impacting certain of our operational and information technology systems. Promptly upon our detection of the incident, we initiated response and containment protocols. Our security teams, supplemented by leading cyber defense firms, are working to remediate this incident. These actions included taking preventative measures, including shutting down certain systems out of an abundance of caution, as well as taking steps to supplement existing security monitoring, scanning and protective measures. We have notified law enforcement and contacted our customers to apprise them of the situation.

We are undertaking extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams are working to maintain our business operations and to minimize the impact on our customers and teammates. All of our mills and converting locations are producing and shipping paper and packaging. The mill system production through February 4, 2021 was approximately 85,000 tons lower than plan, and the packaging converting operations are close to returning to full planned production levels. As a result of this incident, shipments from some of our facilities have lagged production levels, however, this gap is closing quickly as systems are restored. In locations where technology issues have been identified, we are using alternative methods, in many cases manual, to process and ship orders. We are systematically bringing our information systems back online in a controlled, phased approach. The full restoration of the administrative processes is ongoing and accelerating.

We are committed to completing a full forensics investigation and are taking all appropriate actions in response to our findings. We maintain a variety of insurance coverages, including cyber insurance and business interruption insurance, that provide protection for our business operations and assets. There may be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds as our operations return to normal. Throughout this incident, we have been in constant communication with our customers to address impacts, if any, on their business.

Although we are actively managing this incident and will continue to do so, we are in the early stages of investigating the incident. The incident has caused, and may continue to cause, delays in parts of our business and result in a deferral or loss of revenue and incurrence of incremental costs that may adversely impact our results of operations, cash flows and financial condition, and the trading price of our Common Stock. We continue to assess the overall operational and financial impact of the incident.

Expectations for Fiscal 2021 and the Second Quarter of Fiscal 2021

We expect to generate strong cash flows and reduce our debt meaningfully in fiscal 2021. We expect capital investments to be $800 to $900 million, which is higher than the estimates that we initially incorporated into the WestRock Pandemic Action Plan due to specific growth projects that we subsequently identified. We expect to complete the Tres Barras mill upgrade in the spring and begin ramping up in the second half of the fiscal year and to add approximately $125 million in EBITDA in fiscal 2021 from capturing synergies related to the acquisition of KapStone Paper and Packaging Corporation (“KapStone” and “KapStone Acquisition”), the new paper machine at our Florence, SC mill, our box plant in Porto Feliz, Brazil and the reconfiguration at our North Charleston, SC mill. We expect that our financial results in fiscal 2021 will continue to be impacted by COVID-19 and, in the near term, by the ransomware attack.

We started the fiscal year with a strong first quarter. Going forward, we see opportunities to grow earnings given the strong demand for paper-based packaging, along with implementing the previously published price increases and recognizing the benefits of our strategic capital projects. We also expect cost inflation, primarily higher recycled fiber costs, transportation costs and wage and salary costs. In addition, our short-term incentive payouts for fiscal 2020 were below target and we will continue accruing short-term incentive payouts for fiscal 2021 at a level that is higher than the payout level for fiscal 2020. We continue to work on the remediation and recovery from the ransomware attack.

COVID-19 RESPONSE

Our first priority is the health and safety of our teammates. We have taken, and continue to take, actions to protect the health and safety of our teammates during COVID-19. Our business is an essential part of the global supply chain. Our paper and packaging products enable our customers to package essential food, beverage, health products, cleaning products and other goods. We are continuing to operate and meet or exceed our customers’ needs in this rapidly evolving demand environment. In May 2020, we formed a business continuity team comprised of senior leaders throughout our organization that continues to meet regularly to develop and implement business continuity plans to ensure that our operations are well positioned to continue producing and delivering products to customers without disruption.

During the first quarter of fiscal 2021, we recorded $33.7 million of expense related to COVID-19, primarily for $22.0 million of relief payments to employees and the balance for increased costs for safety, cleaning and other items related to COVID-19. We expect to continue to incur additional costs related to safety, cleaning and other items related to COVID-19 as needed in the foreseeable future.

We continue to execute our differentiated strategy with financial strength and substantial liquidity, and we continue to adapt to changing market conditions as a result of the COVID-19 pandemic. At December 31, 2020, we had approximately $3.4 billion of availability under long-term committed credit facilities and cash and cash equivalents. We have limited debt maturities prior to March 2022. We continue to believe that we have substantial liquidity to navigate the current dynamic environment, and remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity.

WestRock Pandemic Action Plan

Given the uncertainties associated with the severity and duration of the pandemic, in May 2020 we announced, and began implementing, the WestRock Pandemic Action Plan. We have modified the WestRock Pandemic Action Plan as the impact of COVID-19 has continued and we may further modify it in the future by, for example, changing our capital expenditure assumptions, future estimates or the duration of the planned items. We expect that the actions that we have undertaken and will continue to undertake pursuant to the plan will provide an additional $1 billion in cash through the end of calendar 2021 that we will be able to use to reduce our outstanding indebtedness. Pursuant to the WestRock Pandemic Action Plan, as modified, we are committed to: (i) continue to protect the safety and well-being of our teammates, (ii) continue to match our supply with our customers’ demand, (iii) reduce discretionary expenses, (iv) use Common Stock to make Company funded 401(k) match and annual contribution (i.e. up to 5% and 2.5%, respectively) beginning July 1, 2020 through September 30, 2021 (v) target reducing fiscal 2021 capital investments to a range of $800 million to $900 million, and (vi) resetting our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share.

In addition, we followed through on previously disclosed commitments under the WestRock Pandemic Action Plan, as modified, including that we (i) decreased the salaries of our senior executive team by up to 25% from May 1, 2020 through December 31, 2020 and decreased the retainer for members of our board of directors by 25% for the third and fourth calendar quarters of 2020, (ii) used Common Stock to pay our annual incentive for fiscal 2020 for nearly all participants and set the payout level at 50% of the target opportunity subject to a safety modifier and (iii) postponed $116.5 million of employment taxes incurred through the end of calendar year 2020, pursuant to relief offered under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. We also reduced fiscal 2020 capital investments to $978.1 million after targeting to reduce them by approximately $150 million to approximately $950 million.

In fiscal 2020, we achieved more than $350 million of the $1 billion goal set forth in the WestRock Pandemic Action Plan, as modified. As of December 31, 2020, we had achieved more than $600 million of the $1 billion goal. We expect that our actions under the WestRock Pandemic Action Plan will continue to position us both to sustain our business in a range of economic and market conditions and for long-term success.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 RESPONSE — WestRock Pandemic Action Plan” in our Fiscal 2020 Form 10-K for additional information.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three months ended December 31, 2020 and December 31, 2019 (in millions):

	Three Months Ended
	December 31,
	2020	2019
Net sales	$4,401.5	$4,423.7
Cost of goods sold	3,648.6	3,614.7
Gross profit	752.9	809.0
Selling, general and administrative, excluding intangible amortization	417.8	425.7
Selling, general and administrative intangible amortization	91.9	101.8
Loss (gain) on disposal of assets	2.5	(1.3)
Restructuring and other costs	7.7	30.1
Operating profit	233.0	252.7
Interest expense, net	(93.8)	(93.5)
Loss on extinguishment of debt	(1.1)	—
Pension and other postretirement non-service income	34.9	26.7
Other income (expense), net	20.8	(3.7)
Equity in income of unconsolidated entities	9.0	3.8
Income before income taxes	202.8	186.0
Income tax expense	(50.3)	(46.5)
Consolidated net income	152.5	139.5
Less: Net income attributable to noncontrolling interests	(0.5)	(1.0)
Net income attributable to common stockholders	$152.0	$138.5

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020	$4,423.7	$4,447.3	$4,236.3	$4,471.5	$17,578.8
Fiscal 2021	$4,401.5
% Change	(0.5)%

Net sales in the first quarter of fiscal 2021 decreased $22.2 million compared to the first quarter of fiscal 2020. This decrease was primarily due to the absence of Land and Development net sales due to the completion of the monetization program in fiscal 2020. Additionally, we experienced net aggregate higher selling price/mix and higher volumes, which were partially offset by unfavorable foreign currency impacts across our segments. The change in net sales by segment is outlined below in “Results of Operations — Corrugated Packaging Segment” and “Results of Operations — Consumer Packaging Segment”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020	$3,614.7	$3,642.5	$3,466.3	$3,658.1	$14,381.6
(% of Net Sales)	81.7%	81.9%	81.8%	81.8%	81.8%

Fiscal 2021	$3,648.6
(% of Net Sales)	82.9%

The $33.9 million increase in cost of goods sold in the first quarter of fiscal 2021 compared to the prior year quarter was primarily due to reductions in cost of goods sold in the prior year period related to Hurricane Michael and an indirect tax claim in Brazil, as well as costs incurred in the first quarter for fiscal 2021 related to COVID-19. In the three months ended December 31, 2019, we received Hurricane Michael-related insurance proceeds of $32.3 million, of which $2.8 million was deferred and $29.5 million was recorded as a reduction of cost of goods sold in our Corrugated Packaging segment; additionally, we recorded a reduction of cost of goods sold of $23.1 million in connection with an indirect tax claim in Brazil primarily in the Corrugated Packaging segment. In the first quarter for fiscal 2021, we recorded costs of goods sold of $29.5 million related to COVID-19 primarily for relief payments to employees and increased costs for safety, cleaning and other items related to COVID-19. These items were partially offset by productivity improvements and other items. We expect to continue to incur increased costs related to safety, cleaning and other items related to COVID-19 as needed in the foreseeable future.

We discuss these items in greater detail below in “Results of Operations — Corrugated Packaging Segment” and “Results of Operations — Consumer Packaging Segment”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020	$425.7	$418.6	$390.1	$390.0	$1,624.4
(% of Net Sales)	9.6%	9.4%	9.2%	8.7%	9.2%

Fiscal 2021	$417.8
(% of Net Sales)	9.5%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization decreased $7.9 million in the first quarter of fiscal 2021 compared to the prior year quarter. The decrease was primarily due to a $14.7 million reduction in travel and entertainment, and other reductions associated with prolonged shelter-in-place orders that have been extended in response to the ongoing effects of COVID-19, as well as a $5.1 million decrease in bad debt expense compared to the prior year period. These increases were partially offset by a $28.6 million increase in bonus and stock-based compensation expense primarily due to fiscal 2021 payouts being projected to be higher than fiscal 2020 payments as a result of the impacts in fiscal 2020 of actions we took in connection with the WestRock Pandemic Action Plan discussed above.

The favorable SG&A impact of shelter-in-place orders as a result of COVID-19 and increased levels of bonus and stock-based compensation expense as compared to fiscal 2020 will likely continue to some degree in the near term.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $91.9 million and $101.8 million in the first quarter of fiscal 2021 and 2020, respectively.

Loss (Gain) on Disposal of Assets

In the three months ended December 31, 2020, we recorded a loss on disposal of assets of $2.5 million. In the first quarter of fiscal 2020, we recorded a gain on disposal of assets of $1.3 million.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $7.7 million and $30.1 million in the first quarter of fiscal 2021 and 2020, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 3. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the first quarter of fiscal 2021 was $93.8 million compared to $93.5 million for the prior year quarter. The increase is primarily due to $10.7 million of interest income recorded in connection with an indirect tax claim in Brazil in the first quarter of fiscal 2020 that was partially offset by lower levels of debt in the first quarter of fiscal 2021. See “Note 13. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Condensed Consolidated Financial Statements for additional information.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the first quarter of fiscal 2021 was $34.9 million compared to $26.7 million for the first quarter of fiscal 2020. The increase was primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2021. Customary pension and other postretirement (income) costs are included in segment income. See “Note 4. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for more information.

Other income (expense), net

Other income (expense), net for the first quarter of fiscal 2021 was income of $20.8 million compared to expense of $3.7 million in the first quarter of fiscal 2020. The income in the first quarter of fiscal 2021 was driven primarily by a $14.7 million gain on sale of our Rosenbloom legacy cost method investment.

Provision for Income Taxes

We recorded income tax expense of $50.3 million for the three months ended December 31, 2020 compared to $46.5 million for the three months ended December 31, 2019. The effective tax rate for the three months ended December 31, 2020 was 24.8%, while the effective tax rate for the three months ended December 31, 2019 was 25.0%.

See “Note 5. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.

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

North American Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
North American Corrugated Packaging Shipments - thousands of tons	2,591.2	2,618.8	2,504.4	2,504.4	10,218.8
North American Corrugated Containers Shipments - BSF	23.9	23.8	23.2	24.9	95.8
North American Corrugated Containers Per Shipping Day - MMSF	385.9	371.2	369.3	388.0	378.6

Fiscal 2021
North American Corrugated Packaging Shipments - thousands of tons	2,519.3
North American Corrugated Containers Shipment - BSF	25.4
North American Corrugated Containers Per Shipping Day - MMSF	416.7

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
Brazil / India Corrugated Packaging Shipments - thousands of tons	168.1	182.5	176.4	185.1	712.1
Brazil / India Corrugated Containers Shipments - BSF	1.7	1.6	1.6	1.9	6.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	22.9	21.3	21.0	24.3	22.4

Fiscal 2021
Brazil / India Corrugated Packaging Shipments - thousands of tons	156.8
Brazil / India Corrugated Containers Shipments - BSF	1.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	23.5

Corrugated Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2020
First Quarter	$2,909.5	$283.4	9.7%
Second Quarter	2,882.5	244.5	8.5
Third Quarter	2,728.8	227.9	8.4
Fourth Quarter	2,898.4	281.9	9.7
Total	$11,419.2	$1,037.7	9.1%

Fiscal 2021
First Quarter	$2,864.5	$215.0	7.5%

(1) Net sales before intersegment eliminations.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales of the Corrugated Packaging segment decreased $45.0 million in the first quarter of fiscal 2021 compared to the prior year quarter. The decrease primarily consisted of $26.8 million related to the unfavorable impacts of foreign currency, $12.8 million from lower volumes, including the impact of COVID-19 and the Tres Barras planned maintenance outage to support the mill upgrade, and $5.7 million from lower selling price/mix on sales. Record North American per day box shipments increased 8.0% compared to the prior year period.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2021 decreased $68.4 million compared to the prior year quarter, primarily due to an estimated $63.4 million of net cost inflation, $27.7 million of Hurricane Michael insurance recoveries net of direct costs in the prior year quarter, $20.5 million of decreased indirect tax claims in Brazil, COVID-19 relief payments and other safety, cleaning and other items related to COVID-19 aggregating $17.4 million, $5.7 million of margin impact from lower selling price/mix, $4.7 million of lower volumes, including the impact of COVID-19 and the Tres Barras planned maintenance outage, and $2.6 million of unfavorable foreign currency impacts.

These factors were partially offset by $23.6 million of estimated productivity savings net of the Tres Barras planned maintenance outage, $12.0 million of lower depreciation and amortization, primarily due to accelerated depreciation incurred in the prior year period associated with the Florence, SC paper machine project and the North Charleston, SC reconfiguration project and other favorable items aggregating $38.0 million compared to the prior year quarter. These other favorable items included higher income compared to the prior year quarter related to the North Charleston, SC mill reconfiguration project and the Florence, SC paper machine project, the decreased negative impact of maintenance downtime and other items. Net cost inflation consisted primarily of higher recovered fiber, energy, freight and wage and other costs, that were partially offset by lower virgin fiber and chemical costs compared to the prior year quarter.

Consumer Packaging Segment

Consumer Packaging Shipments

Consumer Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. The shipment data table excludes gypsum paperboard liner tons produced by Seven Hills Paperboard LLC our joint venture in Lynchburg, VA since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
Consumer Packaging Shipments - thousands of tons	922.4	987.7	984.5	976.8	3,871.4

Fiscal 2021
Consumer Packaging Shipments - thousands of tons	940.4

Consumer Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2020
First Quarter	$1,536.9	$46.2	3.0%
Second Quarter	1,616.3	90.8	5.6
Third Quarter	1,552.6	95.3	6.1
Fourth Quarter	1,627.2	91.4	5.6
Total	$6,333.0	$323.7	5.1%

Fiscal 2021
First Quarter	$1,595.1	$92.5	5.8%

(1) Net sales before intersegment eliminations.

Net Sales (Aggregate) — Consumer Packaging Segment

The $58.2 million increase in net sales for the Consumer Packaging segment for the first quarter of fiscal 2021 compared to the prior year quarter was primarily due to $27.1 million of higher volumes, including the impact of COVID-19, $21.1 million of higher selling price/mix on sales and $9.8 million of favorable foreign currency impacts.

Segment Income — Consumer Packaging Segment

Segment income attributable to the Consumer Packaging segment in the first quarter of fiscal 2021 increased $46.3 million compared to the prior year quarter primarily due to an estimated $43.6 million of productivity improvements, $18.1 million of margin impact from higher selling price/mix, $6.1 million of higher volumes, including the impact of COVID-19, $4.3 million of lower depreciation and amortization and $3.2 million of lower outage costs, which includes the impact of the strategic capital projects performed in the prior year quarter. These increases were partially offset by COVID-19 relief payments and other safety, cleaning and other items related to COVID-19 aggregating $14.6 million, an estimated $14.1 million of net cost inflation, an estimated $10.8 million of economic downtime, and other items. Net cost inflation consisted primarily of higher wage and other costs and higher recovered fiber, freight and energy costs, which were partially offset by lower virgin fiber and chemical costs.

LIQUIDITY AND CAPITAL RESOURCES

We fund our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of receivables under our accounts receivable sales agreements, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements and “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K for more information regarding our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

Cash and cash equivalents were $253.8 million at December 31, 2020 and $251.1 million at September 30, 2020. Approximately two-thirds of the cash and cash equivalents at December 31, 2020 was held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At December 31, 2020 and September 30, 2020, total debt was $8,939.8 million and $9,430.6 million, respectively, $168.7 million and $222.9 million of which was short-term at December 31, 2020 and September 30, 2020, respectively. Included in our total debt at December 31, 2020 was $204.8 million of non-cash acquisition related step-up. Total debt at December 31, 2020 decreased $490.8 million compared to September 30, 2020. Total debt was primarily impacted by net cash provided by operating activities exceeding aggregate capital expenditures and dividends.

At December 31, 2020, we had approximately $3.4 billion of availability under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures on November 21, 2024. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. We have limited debt maturities prior to March 2022.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at December 31, 2020.

At December 31, 2020, we had $67.0 million of outstanding letters of credit not drawn upon.

We use a variety of working capital management strategies including supply chain financing ("SCF") programs, vendor financing and commercial card programs, a monetization facility where we sell short-term receivables to a group of third-party financial institutions and a receivables securitization facility. We describe these programs below.

We engage in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or us. Receivables transferred under these customer-based supply chain finance programs generally meet the requirements to be accounted for as sales in accordance with guidance under ASC 860 “Transfers and Servicing” resulting in derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer-based supply chain finance programs constitute less than 3% of our annual net sales. In addition, we have monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. For a discussion of our monetization facilities see “Note 10. Fair Value — Accounts Receivable Sales Agreements”.

Our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. We do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable our suppliers, at their sole discretion, to sell their receivables from us to the financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell us goods or services and issue the associated invoices to us based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Our suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by us under SCF programs and we have no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to our suppliers that elect to participate in SCF programs are included in the line item accounts payable and accrued expenses in our consolidated balance sheet and the activity is reflected in net cash provided by operating activities in our consolidated statements of cash flows.

Based on correspondence with the financial institutions that are involved with our two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 15% of our accounts payable balance.

We also participate in certain vendor financing and commercial card programs to support our travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because we receive the benefit of extended payment terms and a rebate from the financial institution that we would not have otherwise received without the financial institutions’ involvement. We also have a receivables securitization facility (as defined herein) that allows for borrowing availability based on the eligible underlying accounts receivable and compliance with certain covenants. See “Note 11. Debt” for additional information for a discussion of our receivables securitization facility and the amount outstanding under our vendor financing and commercial card programs.

Cash Flow Activity

	Three Months Ended
(In millions)	December 31,
	2020	2019

Net cash provided by operating activities	$719.4	$431.2
Net cash used for investing activities	$(140.4)	$(360.9)
Net cash used for financing activities	$(584.1)	$(61.3)

Net cash provided by operating activities during the three months ended December 31, 2020 increased $288.2 million compared to the three months ended December 31, 2019, primarily due to $335.6 million of favorable working capital compared to the prior year period including the payment of certain fiscal 2020 bonuses and the Company’s 401(k) match in the form of stock, rather than cash, and deferral of certain payroll taxes in connection with the WestRock Pandemic Action Plan.

Net cash used for investing activities of $140.4 million in the three months ended December 31, 2020 consisted primarily of $170.7 million for capital expenditures that was partially offset by $23.3 million of proceeds from the sale of our Rosenbloom investment. Net cash used for investing activities of $360.9 million in the three months ended December 31, 2019 consisted primarily of $374.8 million for capital expenditures that were partially offset by $7.9 million of proceeds from the sale of property, plant and equipment.

We started up the paper machine related to the strategic project at our Florence, SC mill in October 2020 and expect to increase capacity during fiscal 2021. The Tres Barras mill upgrade project should be completed in the spring and begin ramping up in the second half of the fiscal year. We expect capital investments to be $800 million to $900 million in fiscal 2021, which is higher than the estimates that we incorporated into the WestRock Pandemic Action Plan due to investments that we subsequently identified in specific growth projects. At these capital investment levels, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects, and complete our strategic mill projects while also making investments to support productivity and growth in our business. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In the three months ended December 31, 2020, net cash used for financing activities of $584.1 million consisted primarily of a net decrease in debt of $502.1 million and cash dividends paid to stockholders of $52.6 million. In the three months ended December 31, 2019, net cash used for financing activities of $61.3 million consisted primarily of cash dividends paid to stockholders of $120.0 million that was partially offset by a net increase in debt of $52.0 million.

On January 29, 2021, our board of directors declared a quarterly dividend of $0.20 per share. In November 2020 we paid a quarterly dividend of $0.20 compared to $0.465 per share in the prior year period. We believe that reducing our dividend in May 2020 was prudent given uncertain market conditions at the time driven by COVID-19 and that the reduction has allowed us to allocate additional cash to pay down our outstanding debt. Our short-term goal is to reduce debt and leverage and return capital to stockholders through a competitive annual dividend.

At December 31, 2020, the U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $78 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current fiscal year. Foreign and state net operating losses and credits will be used over a longer period of time. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures or other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our cash tax rate to be slightly higher than our income tax rate in fiscal 2021 and 2022 primarily due to the absence of certain nonrecurring tax credits and the reduction in capital investments, including the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act.

Our pension plans in the U.S. are overfunded and we have a pension asset of approximately $0.4 billion on our condensed consolidated balance sheet as of December 31, 2020. We made contributions of $5.6 million to our pension and supplemental retirement plans during the three months ended December 31, 2020. Based on current facts and assumptions, we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2021. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we submitted formal notification to withdraw from PIUMPF and Central States, and recorded estimated withdrawal liabilities for each. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF including a demand for withdrawal liabilities and for our proportionate share of PIUMPF’s accumulated funding deficiency and we refined our liability, the impact of which was not significant. We expect to challenge the PIUMPF accumulated funding deficiency demands. We began making monthly payments (approximately $0.7 million per month for 20 years) for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

At December 31, 2020 and September 30, 2020, we had withdrawal liabilities recorded of $251.8 million and $252.0 million, respectively, including liabilities associated with PIUMPF. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K for more information regarding these liabilities. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs” in our Fiscal 2020 Form 10-K.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our accounts receivable sales agreements, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection with these reviews, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

Guarantor Summarized Financial Information

WRKCo, Inc. (the “Issuer”), a wholly owned subsidiary of Parent (as defined below), has issued the following debt securities pursuant to offerings registered under the Securities Act of 1933, as amended (collectively for purposes of this subsection, the “Notes”):

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Maturity Date	Referred to as:

$500	3.000%	September 2024	the 2024 Notes
$500	3.375%	September 2027	the 2027 Notes
$600	3.750%	March 2025	the 2025 Notes
$750	4.650%	March 2026	the 2026 Notes
$600	4.000%	March 2028	the 2028 Notes
$500	3.900%	June 2028	the June 2028 Notes
$750	4.900%	March 2029	the 2029 Notes
$500	4.200%	June 2032	the 2032 Notes
$600	3.000%	June 2033	the June 2033 Notes

Upon issuance, the Notes maturing in 2024, 2025, 2027 and March 2028 were fully and unconditionally guaranteed by the Guarantor Subsidiaries. On November 2, 2018, in connection with the consummation of the KapStone Acquisition, Whiskey Holdco, Inc. became the direct parent of the Issuer, changed its name to WestRock Company (“Parent”) and fully and unconditionally guaranteed these Notes. The remaining Notes were issued by the Issuer subsequent to the consummation of the KapStone Acquisition and were fully and unconditionally guaranteed at the time of issuance by Parent and the Guarantor Subsidiaries. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by Parent and the Guarantor Subsidiaries (together, the “Guarantors”). Collectively, the Issuer and the Guarantors are the “Obligor Group”.

Each series of Notes and the related guarantees constitute unsecured unsubordinated obligations of the applicable obligor. Each series of Notes and the related guarantees ranks equally in right of payment with all of the applicable obligor’s existing and future unsecured and unsubordinated debt; ranks senior in right of payment to all of the applicable obligor’s existing and future subordinated debt; is effectively junior to the applicable obligor’s existing and future secured debt to the extent of the value of the assets securing such debt; and is structurally subordinated to all of the existing and future liabilities of each subsidiary of the applicable obligor (that is not itself an obligor) that does not guarantee such Notes.

The indentures governing each series of Notes contain covenants that, among other things, limit our ability and the ability of our subsidiaries to: grant liens on our assets and enter into sale and leaseback transactions. In addition, the indentures limit, as applicable, the ability of the Issuer and Guarantors to merge, consolidate or sell, convey, transfer or lease our or their properties and assets substantially as an entirety. The covenants contained in the indentures do not restrict the Company’s ability to pay dividends or distributions to stockholders.

The guarantee obligations of the Guarantors under the Notes are also subject to certain limitations and terms similar to those applicable to other guarantees of similar instruments, including that (i) the guarantees are subject to fraudulent transfer and conveyance laws and (ii) the obligations of each Guarantor under its guarantee of each series of Notes will be limited to the maximum amount as will result in the obligations of such Guarantor under its guarantee of such Notes not to be deemed to constitute a fraudulent conveyance or fraudulent transfer under federal or state law.

Under each indenture governing one or more series of the Notes, a Guarantor Subsidiary will be automatically and unconditionally released from its guarantee upon consummation of any transaction permitted under the applicable indenture resulting in such Guarantor Subsidiary ceasing to be an obligor (either as issuer or guarantor). Under the indentures, the guarantee of Parent will be automatically released and will terminate upon the merger of Parent with or into the Issuer or another guarantor, the consolidation of Parent with the Issuer or another guarantor or the transfer of all or substantially all of the assets of Parent to the Issuer or a guarantor. In addition, if the Issuer exercises its defeasance or covenant defeasance option with respect to the Notes of a series in accordance with the terms of the applicable indenture, each guarantor will be automatically and unconditionally released from its guarantee of the Notes of such series and all its obligations under the applicable indenture.

The Issuer and each Guarantor is a holding company that conducts substantially all of its business through subsidiaries. Accordingly, repayment of the Issuer’s indebtedness, including the Notes, is dependent on the generation of cash flow by the Issuer’s and each Guarantor’s subsidiaries, as applicable, and their ability to make such cash available to the Issuer and the Guarantors, as applicable, by dividend, debt repayment or otherwise. The Issuer’s and the Guarantors’ subsidiaries may not be able to, or be permitted to, make distributions to enable them to make payments in respect of their obligations, including with respect to the Notes in the case of the Issuer and the guarantees in the case of the Guarantors. Each of the Issuer’s and the Guarantors’ subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit the Issuer’s and the Guarantors’ ability to obtain cash from their subsidiaries. In the event that the Issuer and the Guarantors do not receive distributions from their subsidiaries, the Issuer and the Guarantors may be unable to make required principal and interest payments on their obligations, including with respect to the Notes and the guarantees.

Pursuant to amended Rule 3-10 of Regulation S-X, the summarized financial information below is presented for the Obligor Group on a combined basis after the elimination of intercompany balances and transactions among the Obligor Group and equity in earnings from and investments in the non-Guarantor Subsidiaries. The summarized financial information below should be read in conjunction with the Company’s unaudited condensed consolidated financial statements contained herein, as the summarized financial information may not necessarily be indicative of results of operations or financial position had the subsidiaries operated as independent entities.

SUMMARIZED STATEMENT OF OPERATIONS

Three Months Ended
(In millions)	December 31, 2020

Net sales to unrelated parties	$377.7
Net sales to non-Guarantor Subsidiaries	$225.9
Gross profit	$138.0
Interest expense, net with non-Guarantor Subsidiaries	$(15.7)
Net loss and net loss attributable to the Obligor Group	$(12.0)

SUMMARIZED BALANCE SHEETS

(In millions)	December 31, 2020	September 30, 2020

ASSETS
Total current assets	$256.9	$334.8

Noncurrent amounts due from non- Guarantor Subsidiaries	$283.8	$310.0
Other noncurrent assets (1)	2,091.4	2,096.7
Total noncurrent assets	$2,375.2	$2,406.7

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$1,900.5	$1,520.1
Other current liabilities	205.7	237.9
Total current liabilities	$2,106.2	$1,758.0

Noncurrent amounts due to non- Guarantor Subsidiaries	$2,821.3	$2,821.3
Other noncurrent liabilities	8,014.9	8,633.4
Total noncurrent liabilities	$10,836.2	$11,454.7

(1)	Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,772.7 million and $1,797.2 million as of December 31, 2020 and September 30, 2020, respectively.

New Accounting Standards

See “Note 1. Basis of Presentation and Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes certain non-GAAP financial measures provide investors and other users with additional meaningful financial information that should be considered when assessing our ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions, and in evaluating our performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies.

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

	Three Months Ended
	December 31,
	2020	2019
Earnings per diluted share	$0.57	$0.53
COVID-19 relief payments	0.06	—
Restructuring and other items	0.02	0.09
Loss on extinguishment of debt	0.01	—
North Charleston and Florence transition and reconfiguration costs	—	0.04
Accelerated depreciation on major capital projects and certain plant closures	—	0.03
Losses at closed plants, transition and start-up costs	—	0.01
Gain on sale of investment	(0.05)	—
Brazil indirect tax claim	—	(0.09)
Hurricane Michael recovery of direct costs, net	—	(0.05)
Other	—	0.02
Adjusted Earnings Per Diluted Share	$0.61	$0.58

The GAAP results in the table below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax expense” and “Consolidated net income”, respectively, as reported on the statements of income. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to common stockholders (represented in the table below as the GAAP Results for Consolidated net income (i.e. Net of Tax) less net income attributable to Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

GAAP Results	$202.8	$(50.3)	$152.5	$186.0	$(46.5)	$139.5
COVID-19 relief payments	22.0	(5.4)	16.6	—	—	—
Restructuring and other items	7.7	(1.9)	5.8	30.1	(7.7)	22.4
Loss on extinguishment of debt	1.1	(0.3)	0.8	—	—	—
Losses at closed plants, transition and start-up costs	0.4	(0.1)	0.3	4.4	(1.1)	3.3
Interest accretion and other	—	—	—	0.9	(0.2)	0.7
Accelerated depreciation on major capital projects and certain plant closures	0.2	—	0.2	11.6	(2.9)	8.7
North Charleston and Florence transition and reconfiguration costs	—	—	—	15.3	(3.7)	11.6
Gain on sale of investment	(14.7)	2.1	(12.6)	—	—	—
Gain on sale of certain closed facilities	(0.9)	0.2	(0.7)	(0.5)	0.1	(0.4)
Brazil indirect tax claim	(0.9)	0.3	(0.6)	(33.8)	10.6	(23.2)
Hurricane Michael recovery of direct costs, net	—	—	—	(16.0)	3.9	(12.1)
Land and Development operating results	—	—	—	(1.3)	0.3	(1.0)
Other	—	—	—	4.4	(1.1)	3.3
Adjusted Results	$217.7	$(55.4)	$162.3	$201.1	$(48.3)	$152.8
Noncontrolling interests			(0.5)			(1.0)
Adjusted Net Income			$161.8			$151.8

We discuss certain of these charges in more detail in “Note 3. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: that the extent of COVID-19’s effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, (including the distribution and effectiveness of vaccines) and the direct and indirect economic effects of the pandemic and related containment measures, among others; that our accounting estimates may materially change from period to period due to changing market factors, including those driven by COVID-19, that we will continue to monitor future events, changes in circumstances and the potential impact thereof, including performing interim goodwill impairment assessments, as warranted and that if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material; that for plant closures, we generally expect to record costs for equipment relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term; that we believe that our actions to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment have allowed us to more effectively manage our business; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with withdrawals and that our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; that we expect to challenge PIUMPF’s accumulated funding deficiency demands; that failure to comply with applicable health and safety laws and regulations could subject us to fines, corrective action or other sanctions and that we do not believe that future compliance with occupational health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows; that our compliance initiatives related to environmental laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows; that any failure to comply with environmental laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective action or other sanctions; that we believe we have insurance and contractual indemnification rights that may allow us to recover certain defense and other costs at some CERCLA sites; that we believe the liability for the environmental matters was adequately reserved as of December 31, 2020; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims; that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously; that it is possible that we could incur significant costs resolving these cases should the volume of litigation grow substantially beyond our expectations; that we do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows but that, in any given period or periods, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows; our belief that the resolution of certain other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; the resolution of uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution; with respect to the ransomware attack, we are committed to completing a full forensics investigation and are taking all appropriate actions in response to our findings; the incident has caused, and may continue to cause, delays in parts of our business and result in a deferral or loss of revenue and incurrence of incremental costs that may adversely impact our results of operations, cash flows and financial condition, and the trading price of our Common Stock; that we estimate our exposure to certain guarantees could be approximately $50 million; that we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; that, with respect to the Brazilian indirect tax claim, based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government and, subject to the resolution in the courts, we may record additional amounts in future periods; that we may further modify the WestRock Pandemic Action Plan in the future by, for example, changing our capital expenditure assumptions, future estimates or the duration of the planned items; that we expect the actions that we have undertaken and will continue to undertake pursuant to the plan will provide an additional $1 billion in cash through the end of calendar 2021 that we will be able to use to reduce our outstanding indebtedness; that, pursuant to the WestRock Pandemic Action Plan, as modified, we committed ourselves to: (i) continue to protect the safety and well-being of our teammates, (ii) continue to match our supply with our customers’ demand, (iii) reduce discretionary expenses, (iv) use Common Stock to make Company funded 401(k) match and annual contributions (i.e. up to 5% and 2.5%, respectively) beginning July 1, 2020 through September 30, 2021, (v) target reducing fiscal 2021 capital investments to a range of $800 million to $900 million and (vi) resetting our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share, that we expect that our actions under the WestRock Pandemic Action Plan will continue to position us both to sustain our business in a range of economic and market conditions and for long-term success; that the favorable SG&A impact of shelter-in-place orders as a result of COVID-19 and increased levels of bonus and stock-based compensation expense as compared to fiscal 2020 will likely continue to some degree in the near term; that we expect to incur additional costs related to safety, cleaning and other items related to COVID-19 as needed in the foreseeable future; that we continue to believe that we have substantial liquidity to navigate the current dynamic environment and remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity; that we generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility and our estimate of the total cost we expect to incur; that funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations; that we do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms; that we expect to increase capacity at the paper machine related to our strategic project at our Florence, SC mill during fiscal 2021; that the Tres Barras mill upgrade should be completed in the spring and begin ramping up in the second half of fiscal 2021; we expect to add approximately $125 million in EBITDA in fiscal 2021 from capturing synergies related to the KapStone Acquisition, the new paper machine at our Florence, SC mill, our box plant in Porto Feliz, Brazil and the reconfiguration at our North Charleston, SC mill; we expect that our financial results in fiscal 2021 will continue to be impacted by COVID-19 and, in the near term, by the ransomware attack; we see opportunities to grow earnings given the strong demand for paper-based packaging, along with implementing the previously published price increases and recognizing the benefits of our strategic capital projects; we expect cost inflation, primarily higher recycled fiber costs, transportation costs and wage and salary costs; we will continue accruing short-term incentive payouts for fiscal 2021 at a level that is higher than the payout level for fiscal 2020; we continue to work on the remediation and recovery from the ransomware attack; that we expect to invest $800 million to $900 million in capital investments in fiscal 2021, which is higher than the estimates that we incorporated into the WestRock Pandemic Action Plan due to specific growth projects that we subsequently identified; that at these capital investment levels, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects and complete our strategic mill projects while also making investments to support productivity and growth in our business but that it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes; that we believe that reduction in our dividend effective May 2020 was prudent given uncertain market conditions driven by COVID-19 and has allowed us to allocate additional cash to pay down our outstanding debt and our short-term goal is to reduce debt and leverage and return capital to stockholders through a competitive annual dividend; that based on our current projections, we expect to utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current year and that foreign and state net operating losses and credits will be used over a longer period of time; barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our cash tax rate to be slightly higher than our income tax rate in fiscal 2021 and 2022 primarily due to the absence of certain nonrecurring tax credits and the reduction in capital investments, including the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act; that based on current facts and assumptions, we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2021; that we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our accounts receivable sales agreements, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; and that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

With respect to these statements, we have made assumptions regarding, among other things, developments related to COVID-19, including the severity, magnitude and duration of the pandemic, negative global economic conditions arising from the pandemic, impacts of governments' responses to the pandemic on our operations, impacts of the pandemic on commercial activity, our customers and consumer preferences and demand, supply chain disruptions, and disruptions in the credit or financial markets; our ability to effectively integrate the operations of KapStone; the Company’s ability to effectively respond to the recent ransomware incident; the results and impact of the KapStone Acquisition; economic, competitive and market conditions generally, including the impact of COVID-19; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; and raw material and energy costs.

You should not place undue reliance on any forward-looking statements as these statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to respond effectively to the impact of COVID-19; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions, including the KapStone Acquisition, and the timing thereof, including synergies and performance improvements; our ability to successfully implement capital projects; the possibility of and uncertainties related to planned mill outages or production disruptions; market risk from changes in interest rates and commodity prices; increases in energy, raw materials, shipping and capital equipment costs; the Company’s ongoing assessment of the recent ransomware incident, adverse legal, reputational and financial effects on the Company resulting from the incident or additional cyber incidents and the effectiveness of the Company’s business continuity plans during the ransomware incident; fluctuations in selling prices and volumes; intense competition; the potential loss of key customers; the impact of the Tax Act; the impact of operational restructuring activities; the impact of economic conditions, including expected price changes, competitive pricing pressures and cost increases; our desire or ability to continue to repurchase Common Stock; environmental liabilities; the cost and other effects of complying with governmental laws and regulations; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter); future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, debt repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the occurrence of severe weather or a natural disaster, or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of the Fiscal 2020 Form 10-K. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2020 Form 10-K for a discussion of certain of the market risks to which we are exposed. There have been no material changes in our exposure to market risk since September 30, 2020.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

See “Note 13. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

Item 1A.	RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in the “Risk Factors” sections of the Fiscal 2020 Form 10-K. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” sections of our Fiscal 2020 Form 10-K.

Item 6.EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1$

Executive Consulting Agreement, dated as of October 31, 2020, by and between WestRock Company and James B. Porter III (incorporated by reference to Exhibit 10.41(b) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2020).

Exhibit 22*	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities.

Exhibit 31.1*	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

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

WESTROCK COMPANY
(Registrant)

Date:	February 5, 2021	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)