Form 10-Q
period 2021-03-31
WestRock Co
filed 2021-05-07
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 23, 2021
Common Stock, $0.01 par value	266,116,343

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2021	2020	2021	2020

Net sales	$4,437.8	$4,447.3	$8,839.3	$8,871.0
Cost of goods sold	3,688.2	3,642.5	7,336.8	7,257.2
Gross profit	749.6	804.8	1,502.5	1,613.8
Selling, general and administrative, excluding intangible amortization	458.4	418.6	876.2	844.3
Selling, general and administrative intangible amortization	88.6	100.1	180.5	201.9
Loss (gain) on disposal of assets	0.3	(5.6)	2.8	(6.9)
Multiemployer pension withdrawal expense	—	0.9	—	0.9
Restructuring and other costs	5.2	16.4	12.9	46.5
Operating profit	197.1	274.4	430.1	527.1
Interest expense, net	(83.5)	(97.3)	(177.3)	(190.8)
Loss on extinguishment of debt	—	(0.5)	(1.1)	(0.5)
Pension and other postretirement non-service income	35.0	26.1	69.9	52.8
Other (expense) income, net	(13.4)	(0.9)	7.4	(4.6)
Equity in income of unconsolidated entities	9.7	4.9	18.7	8.7
Income before income taxes	144.9	206.7	347.7	392.7
Income tax expense	(30.5)	(57.8)	(80.8)	(104.3)
Consolidated net income	114.4	148.9	266.9	288.4
Less: Net income attributable to noncontrolling interests	(1.9)	(0.8)	(2.4)	(1.8)
Net income attributable to common stockholders	$112.5	$148.1	$264.5	$286.6

Basic earnings per share attributable to common stockholders	$0.42	$0.57	$1.00	$1.11
Diluted earnings per share attributable to common stockholders	$0.42	$0.57	$0.99	$1.10

Basic weighted average shares outstanding	264.9	259.0	263.8	258.6
Diluted weighted average shares outstanding	267.0	260.2	265.9	260.1

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2021	2020	2021	2020

Consolidated net income	$114.4	$148.9	$266.9	$288.4
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(87.2)	(387.5)	109.7	(287.1)
Derivatives:
Deferred loss on cash flow hedges	—	(8.9)	(0.1)	(9.4)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.4	2.5	2.9	1.2
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	5.8	8.5	11.4	17.2
Amortization and settlement recognition of prior service cost, included in pension cost	1.0	1.0	2.1	1.5
Other comprehensive (loss) income, net of tax	(79.0)	(384.4)	126.0	(276.6)
Comprehensive income (loss)	35.4	(235.5)	392.9	11.8
Less: Comprehensive income attributable to noncontrolling interests	(1.9)	(0.5)	(2.8)	(1.6)
Comprehensive income (loss) attributable to common stockholders	$33.5	$(236.0)	$390.1	$10.2

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	March 31, 2021	September 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$334.0	$251.1
Accounts receivable (net of allowances of $71.5 and $66.3)	2,416.2	2,142.7
Inventories	2,090.9	2,023.4
Other current assets	529.8	520.5
Assets held for sale	13.7	7.0
Total current assets	5,384.6	4,944.7
Property, plant and equipment, net	10,572.5	10,778.9
Goodwill	5,959.1	5,962.2
Intangibles, net	3,499.9	3,667.2
Restricted assets held by special purpose entities	1,264.0	1,267.5
Prepaid pension asset	436.8	368.7
Other assets	1,855.0	1,790.5
Total Assets	$28,971.9	$28,779.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$549.5	$222.9
Accounts payable	1,796.8	1,674.2
Accrued compensation and benefits	515.1	386.7
Other current liabilities	691.3	645.1
Total current liabilities	3,552.7	2,928.9
Long-term debt due after one year	8,393.1	9,207.7
Pension liabilities, net of current portion	298.5	305.2
Postretirement benefit liabilities, net of current portion	147.0	145.4
Non-recourse liabilities held by special purpose entities	1,132.0	1,136.5
Deferred income taxes	2,872.6	2,916.9
Other long-term liabilities	1,503.8	1,490.3
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	2.2	1.3
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 265.9 million and 260.4 million shares outstanding at March 31, 2021 and September 30, 2020, respectively	2.7	2.6
Capital in excess of par value	11,057.5	10,916.3
Retained earnings	1,186.0	1,031.6
Accumulated other comprehensive loss	(1,194.3)	(1,319.9)
Total stockholders’ equity	11,051.9	10,630.6
Noncontrolling interests	18.1	16.9
Total equity	11,070.0	10,647.5
Total Liabilities and Equity	$28,971.9	$28,779.7

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2021	2020	2021	2020

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	263.3	258.4	260.4	257.8
Issuance of common stock, net of stock received for tax withholdings	2.6	0.8	5.5	1.4
Balance at end of period	265.9	259.2	265.9	259.2
Common Stock:
Balance at beginning of period	$2.6	$2.6	$2.6	$2.6
Issuance of common stock, net of stock received for tax withholdings	0.1	—	0.1	—
Balance at end of period	2.7	2.6	2.7	2.6
Capital in Excess of Par Value:
Balance at beginning of period	10,949.4	10,770.0	10,916.3	10,739.4
Compensation expense under share-based plans	31.0	16.0	50.9	29.5
Issuance of common stock, net of stock received for tax withholdings	77.1	(1.6)	90.3	15.5
Balance at end of period	11,057.5	10,784.4	11,057.5	10,784.4
Retained Earnings:
Balance at beginning of period	1,126.3	2,087.5	1,031.6	1,997.1
Adoption of accounting standards (1)	—	—	(3.8)	73.5
Net income attributable to common stockholders	112.5	148.1	264.5	286.6
Dividends declared (per share - $0.20, $0.465, $0.40 and $0.93) (2)	(52.6)	(121.2)	(106.1)	(242.8)
Issuance of common stock, net of stock received for tax withholdings	(0.2)	—	(0.2)	—
Balance at end of period	1,186.0	2,114.4	1,186.0	2,114.4
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,115.3)	(1,034.9)	(1,319.9)	(1,069.2)
Adoption of accounting standards (1)	—	—	—	(73.4)
Other comprehensive (loss) income, net of tax	(79.0)	(384.1)	125.6	(276.4)
Balance at end of period	(1,194.3)	(1,419.0)	(1,194.3)	(1,419.0)
Total Stockholders’ equity	11,051.9	11,482.4	11,051.9	11,482.4
Noncontrolling Interests: (3)
Balance at beginning of period	17.1	15.3	16.9	14.3
Net income	1.0	0.3	1.2	1.3
Balance at end of period	18.1	15.6	18.1	15.6
Total equity	$11,070.0	$11,498.0	$11,070.0	$11,498.0

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

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In millions)	2021	2020

Operating activities:
Consolidated net income	$266.9	$288.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	725.9	755.7
Cost of real estate sold	—	16.1
Deferred income tax (benefit) expense	(54.6)	11.4
Share-based compensation expense	51.1	29.6
401(k) match and company contribution in common stock	89.5	—
Pension and other postretirement funding more than expense (income)	(56.1)	(41.1)
Gain on sale of sawmill	(16.5)	—
Gain on sale of investment	(14.7)	—
Multiemployer pension withdrawal expense	—	0.9
Other impairment adjustments	22.5	2.2
Loss (gain) on disposal of plant and equipment and other, net	2.8	(6.2)
Other, net	(53.1)	(11.3)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(257.0)	(60.4)
Inventories	(79.9)	(63.2)
Other assets	(126.6)	(132.9)
Accounts payable	111.5	(106.7)
Income taxes	52.7	17.7
Accrued liabilities and other	187.2	(101.4)
Net cash provided by operating activities	851.6	598.8
Investing activities:
Capital expenditures	(303.0)	(616.2)
Investment in unconsolidated entities	(0.1)	(0.7)
Proceeds from sale of sawmill	58.5	—
Proceeds from sale of investments	28.3	—
Proceeds from sale of property, plant and equipment	3.1	21.3
Proceeds from property, plant and equipment insurance settlement	1.7	1.4
Other, net	16.3	4.9
Net cash used for investing activities	(195.2)	(589.3)
Financing activities:
Additions to revolving credit facilities	395.0	375.0
Repayments of revolving credit facilities	(275.0)	(65.0)
Additions to debt	255.2	580.1
Repayments of debt	(857.0)	(208.2)
Repayments of commercial paper, net	—	(34.8)
Other debt additions, net	7.0	85.9
Issuances of common stock, net of related tax withholdings	0.2	13.4
Cash dividends paid to stockholders	(105.8)	(240.7)
Cash distributions paid to noncontrolling interests	(0.7)	(0.7)
Other, net	(3.5)	2.1
Net cash (used for) provided by financing activities	(584.6)	507.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11.1	(28.0)
Increase in cash, cash equivalents and restricted cash	82.9	488.6
Cash, cash equivalents and restricted cash at beginning of period	251.1	151.6
Cash, cash equivalents and restricted cash at end of period	$334.0	$640.2

	Six Months Ended
	March 31,
(In millions)	2021	2020

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$82.2	$75.1
Interest, net of amounts capitalized	$174.7	$204.4

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended March 31, 2021

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

Basis of Presentation

Our independent registered public accounting firm has not audited the accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2020 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “Fiscal 2020 Form 10-K”). In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three and six months ended March 31, 2021 and March 31, 2020, our statements of comprehensive income (loss) for the three and six months ended March 31, 2021 and March 31, 2020, our balance sheets at March 31, 2021 and September 30, 2020, our statements of cash flows for the six months ended March 31, 2021 and March 31, 2020, and our statements of equity for the three and six months ended March 31, 2021 and March 31, 2020.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2020 Form 10-K. The results for the three and six months ended March 31, 2021 are not necessarily indicative of results that may be expected for the full year.

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

At March 31, 2021, we evaluated the then current economic environment, including our assessment of the impact of COVID-19, as well as the ransomware incident discussed below, and there were no indicators of impairment of our long-lived assets, including goodwill, that required a quantitative test to be performed. Our estimates involve numerous assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry and global economic factors, interest rate environment and future business strategy. Accordingly, our accounting estimates may materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances and the potential impact thereof, including performing interim goodwill impairment assessments, as warranted. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” in the Fiscal 2020 Form 10-K for additional

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

information regarding the results of, and our methods and assumptions applied to perform, our goodwill impairment testing in fiscal 2020.

Ransomware Incident

As previously disclosed, on January 23, 2021 we detected a ransomware incident impacting certain of our systems. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. These actions included taking preventative measures, including shutting down certain systems out of an abundance of caution, as well as taking steps to supplement existing security monitoring, scanning and protective measures. We notified law enforcement and contacted our customers to apprise them of the situation.

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams worked to maintain our business operations and minimize the impact on our customers and teammates. All systems are back in service. All of our mills and converting locations began producing and shipping paper and packaging at pre-ransomware levels in March 2021 or earlier. Our mill system production was approximately 115,000 tons lower than planned for the quarter ended March 31, 2021 as a result of this incident. While shipments from some of our facilities initially lagged behind production levels, this gap closed as systems were restored during the second quarter of fiscal 2021. In locations where technology issues were identified, we used alternative methods, in many cases manual methods, to process and ship orders. We systematically brought our information systems back online in a controlled, phased approach.

We estimate the segment income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 to be approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. We estimate that the total insurance claim will be approximately $75 million. We expect to recover substantially all of the ransomware losses from cyber and business interruption insurance in future periods. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds. While the impact of lost sales and operational disruption is behind us, we expect to incur some additional recovery costs in the second half of fiscal 2021, albeit at a diminished rate.

We are making information technology investments that we had planned to make in future periods in order to further strengthen our information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensics investigation of the ransomware incident and we are taking appropriate actions in response to the findings. For example, in the short-term, we reset all credentials Company-wide and strengthened security tooling across our servers and workstations. In the long-term, we are continuing to advance the maturity and effectiveness of our information security resiliency strategy and capabilities. Our technology team has accelerated its roadmap to further strengthen the resiliency of our information security infrastructure across the Company that aims to enable us to detect, respond and recover more quickly from security and technical incidents. More specifically, we plan to take actions to improve our security monitoring capabilities and enhance the information security within our mills and plants.

Significant Accounting Policies

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K for a summary of our significant accounting policies.

Recent Accounting Developments

New Accounting Standards — Recently Adopted

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which provides targeted amendments to Accounting Standards Codification (“ASC”) 808, “Collaborative arrangements” and ASC 606, “Revenues from Contracts with Customers” (“ASC 606”). The amendments in this ASU require transactions between participants in a collaborative arrangement to be accounted for under ASC 606 only when the counterparty is a customer. We adopted the provisions of ASU 2018-18 on October 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In October 2018, the FASB issued ASU 2018-17 “Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities”. This ASU changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety, as currently required under generally accepted accounting principles in the U.S. (“GAAP”). We adopted the provisions of ASU 2018-17 on October 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments and replaces the incurred loss model with a model that reflects expected credit losses. In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides targeted transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option. In November 2019, the FASB issued ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”), which makes certain narrow-scope amendments to Topic 326, including allowing entities to exclude accrued interest amounts from various required disclosures under Topic 326. In February 2020, the FASB issued ASU 2020-02 “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)” (“ASU 2020-02”), which adds and amends paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 119 primarily related to the new credit losses standard. The provisions of ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 related to Topic 326 are effective concurrent with the adoption of ASU 2016-13. We adopted ASU 2016-13 and its subsequent revisions using the modified retrospective transition approach on October 1, 2020. The adoption of ASU 2016-13 and its subsequent revisions resulted in us recognizing a cumulative effect adjustment of $3.8 million (net of tax) decrease to opening balance of retained earnings related to our allowance for doubtful accounts primarily for our trade accounts receivable balance.

New Accounting Standards — Recently Issued

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted after their respective issuance dates through December 31, 2022. We are evaluating the impact of these ASUs.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment). Net sales are attributed to geographical markets based on our selling location. In fiscal 2020, we completed our real estate monetization; therefore, we will not have any Land and Development sales in fiscal 2021.

	Three Months Ended March 31, 2021
(In millions)	Corrugated Packaging	Consumer Packaging	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,797.1	$1,231.7	$(65.3)	$3,963.5
South America	96.5	23.1	—	119.6
Europe	1.1	265.9	—	267.0
Asia Pacific	18.7	69.2	(0.2)	87.7
Total	$2,913.4	$1,589.9	$(65.5)	$4,437.8

	Six Months Ended March 31, 2021
(In millions)	Corrugated Packaging	Consumer Packaging	Intersegment Sales	Total

Primary Geographical Markets
North America	$5,567.3	$2,485.7	$(123.2)	$7,929.8
South America	177.5	45.3	—	222.8
Europe	2.0	515.2	(0.1)	517.1
Asia Pacific	31.1	138.8	(0.3)	169.6
Total	$5,777.9	$3,185.0	$(123.6)	$8,839.3

	Three Months Ended March 31, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,765.7	$1,281.6	$—	$(51.4)	$3,995.9
South America	100.7	18.8	—	—	119.5
Europe	2.5	253.4	—	—	255.9
Asia Pacific	13.6	62.5	—	(0.1)	76.0
Total	$2,882.5	$1,616.3	$—	$(51.5)	$4,447.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended March 31, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$5,554.6	$2,480.4	$18.9	$(92.9)	$7,961.0
South America	208.3	38.8	—	—	247.1
Europe	4.3	498.0	—	—	502.3
Asia Pacific	24.8	136.0	—	(0.2)	160.6
Total	$5,792.0	$3,153.2	$18.9	$(93.1)	$8,871.0

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

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2020	$185.8	$12.0
Ending balance - March 31, 2021	191.1	21.9
Increase	$5.3	$9.9

Note 3.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $5.2 and $12.9 million for the three and six months ended March 31, 2021 and $16.4 and $46.5 million for the three and six months ended March 31, 2020. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Restructuring	$4.1	$8.0	$10.7	$32.7
Other	1.1	8.4	2.2	13.8
Restructuring and other costs	$5.2	$16.4	$12.9	$46.5

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and six months ended March 31, 2021 and 2020, the cumulative recorded amount since we started the initiatives and our estimate of the total we expect to incur (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$—	$0.3	$—	$2.5	$94.4	$94.4
Severance and other employee costs	(0.4)	(3.5)	(1.1)	3.6	51.3	51.3
Equipment and inventory relocation costs	—	0.9	—	1.3	8.7	9.2
Facility carrying costs	0.2	0.4	1.0	1.0	21.9	23.4
Other costs	0.4	0.2	0.5	0.4	4.0	4.0
Restructuring total	$0.2	$(1.7)	$0.4	$8.8	$180.3	$182.3

Consumer Packaging

Net property, plant and equipment costs	$—	$—	$0.2	$0.5	$35.3	$35.3
Severance and other employee costs	2.4	7.4	5.9	13.1	43.3	43.3
Equipment and inventory relocation costs	—	—	0.2	0.1	3.8	3.8
Facility carrying costs	—	—	—	—	1.0	1.3
Other costs	0.8	0.4	1.6	0.6	20.4	20.4
Restructuring total	$3.2	$7.8	$7.9	$14.3	$103.8	$104.1

Land and Development

Net property, plant and equipment costs	$—	$—	$—	$—	$1.8	$1.8
Severance and other employee costs	—	—	—	—	13.8	13.8
Other costs	—	—	—	—	5.0	5.0
Restructuring total	$—	$—	$—	$—	$20.6	$20.6

Corporate

Severance and other employee costs	$(0.7)	1.2	0.9	8.9	$60.3	$60.3
Other costs	1.4	0.7	1.5	0.7	10.5	10.5
Restructuring total	$0.7	$1.9	$2.4	$9.6	$70.8	$70.8

Total

Net property, plant and equipment costs	$—	$0.3	$0.2	$3.0	$131.5	$131.5
Severance and other employee costs	1.3	5.1	5.7	25.6	168.7	168.7
Equipment and inventory relocation costs	—	0.9	0.2	1.4	12.5	13.0
Facility carrying costs	0.2	0.4	1.0	1.0	22.9	24.7
Other costs	2.6	1.3	3.6	1.7	39.9	39.9
Restructuring total	$4.1	$8.0	$10.7	$32.7	$375.5	$377.8

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

The following table presents our acquisition and integration costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Acquisition costs	$0.5	$0.3	$0.7	$0.4
Integration costs	0.4	8.1	1.3	13.4
Divestiture costs	0.2	—	0.2	—
Other total	$1.1	$8.4	$2.2	$13.8

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our condensed consolidated statements of income (in millions):

	Six Months Ended
	March 31,
	2021	2020
Accrual at beginning of fiscal year	$17.2	$32.3
Additional accruals	8.3	27.5
Payments	(10.4)	(27.3)
Adjustment to accruals	(2.5)	(1.9)
Foreign currency rate changes	0.1	—
Accrual at March 31	$12.7	$30.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Six Months Ended
	March 31,
	2021	2020
Additional accruals and adjustments to accruals (see table above)	$5.8	$25.6
Acquisition costs	0.7	0.4
Integration costs	1.3	13.4
Divestiture costs	0.2	—
Net property, plant and equipment costs	0.2	3.0
Severance and other employee costs	0.1	(0.3)
Equipment and inventory relocation costs	0.2	1.4
Facility carrying costs	1.0	1.0
Other costs	3.4	2.0
Total restructuring and other costs	$12.9	$46.5

Note 4.	Retirement Plans

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

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and the Central States, Southeast and Southwest Areas Pension Plan (“Central States”), and recorded estimated withdrawal liabilities for each. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF’s accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We have challenged the PIUMPF accumulated funding deficiency demands. We began making monthly payments (approximately $0.7 million per month for 20 years) for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

At March 31, 2021 and September 30, 2020, we had recorded withdrawal liabilities of $243.2 million and $252.0 million, respectively, including liabilities associated with PIUMPF.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Pension and Postretirement Income / Expense

The following table presents a summary of the components of net pension income (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$13.6	$14.2	$27.1	$27.3
Interest cost	46.7	49.5	93.1	99.4
Expected return on plan assets	(92.3)	(90.8)	(184.0)	(181.6)
Amortization of net actuarial loss	8.0	11.8	15.9	23.7
Amortization of prior service cost	2.0	2.1	4.0	3.5
Curtailment loss	—	0.4	—	0.4
Company defined benefit plan income	(22.0)	(12.8)	(43.9)	(27.3)
Multiemployer and other plans	0.4	0.4	0.8	0.7
Net pension income	$(21.6)	$(12.4)	$(43.1)	$(26.6)

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

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$0.3	$0.3	$0.6	$0.7
Interest cost	1.5	1.8	2.9	3.6
Amortization of net actuarial gain	(0.3)	(0.2)	(0.6)	(0.4)
Amortization of prior service credit	(0.6)	(0.7)	(1.2)	(1.4)
Net postretirement cost	$0.9	$1.2	$1.7	$2.5

Employer Contributions

During the three and six months ended March 31, 2021, we made contributions to our qualified and supplemental defined benefit pension plans of $5.2 million and $10.8 million, respectively, and for the three and six months ended March 31, 2020, we made contributions of $4.1 million and $12.6 million, respectively.

During the three and six months ended March 31, 2021, we funded an aggregate of $1.8 million and $3.1 million, respectively, and for the three and six months ended March 31, 2020, we funded an aggregate of $1.7 million and $3.7 million, respectively, to our other postretirement benefit plans.

Note 5.	Income Taxes

The effective tax rate for the three and six months ended March 31, 2021 was 21.0% and 23.2%, respectively. The effective tax rate for both periods was impacted by (i) the inclusion of state taxes, (ii) tax expense related to stock-based compensation, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by (iv) tax benefit related to remeasurement of deferred taxes as a result of a state law change and (v) research and development tax credits.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The effective tax rate for the three and six months ended March 31, 2020 was 28.0% and 26.6%, respectively. The effective tax rate for both periods was higher than the statutory federal rate primarily due to (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations and (iv) tax expense related to stock based compensation, partially offset by research and development tax credits.

Note 6.	Segment Information

We report our financial results of operations in the following two reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; and Consumer Packaging, which consists of our consumer mills and food and beverage and partition operations. Prior to the completion of our monetization program in fiscal 2020, we had a third reportable segment, Land and Development, which previously sold real estate, primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

The following tables show selected operating data for our segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales (aggregate):
Corrugated Packaging	$2,913.4	$2,882.5	$5,777.9	$5,792.0
Consumer Packaging	1,589.9	1,616.3	3,185.0	3,153.2
Land and Development	—	—	—	18.9
Total	$4,503.3	$4,498.8	$8,962.9	$8,964.1
Less net sales (intersegment):
Corrugated Packaging	$18.6	$20.7	$40.6	$39.0
Consumer Packaging	46.9	30.8	83.0	54.1
Total	$65.5	$51.5	$123.6	$93.1
Net sales (unaffiliated customers):
Corrugated Packaging	$2,894.8	$2,861.8	$5,737.3	$5,753.0
Consumer Packaging	1,543.0	1,585.5	3,102.0	3,099.1
Land and Development	—	—	—	18.9
Total	$4,437.8	$4,447.3	$8,839.3	$8,871.0
Segment income:
Corrugated Packaging	$205.3	$244.5	$420.3	$527.9
Consumer Packaging	81.2	90.8	173.7	137.0
Land and Development	—	—	—	1.4
Segment income	286.5	335.3	594.0	666.3
Gain on sale of certain closed facilities	—	5.0	0.9	5.5
Multiemployer pension withdrawal expense	—	(0.9)	—	(0.9)
Restructuring and other costs	(5.2)	(16.4)	(12.9)	(46.5)
Non-allocated expenses	(39.5)	(17.6)	(63.3)	(35.8)
Interest expense, net	(83.5)	(97.3)	(177.3)	(190.8)
Loss on extinguishment of debt	—	(0.5)	(1.1)	(0.5)
Other (expense) income, net	(13.4)	(0.9)	7.4	(4.6)
Income before income taxes	$144.9	$206.7	$347.7	$392.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Depreciation and amortization:
Corrugated Packaging	$229.9	$239.6	$462.2	$483.9
Consumer Packaging	130.1	133.2	261.1	268.5
Corporate	1.4	1.7	2.6	3.3
Total	$361.4	$374.5	$725.9	$755.7

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. In fiscal 2019, we received the majority of our Hurricane Michael-related insurance proceeds. In the three months ended December 31, 2019, we received the remaining Hurricane Michael-related insurance proceeds of $32.3 million, of which $29.5 million was recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The remaining $2.8 million was deferred and recorded as a reduction of cost of goods sold in the three months ended March 31, 2020. The insurance proceeds consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. Our condensed consolidated statement of cash flows for the six months ended March 31, 2020 included $30.9 million in net cash provided by operating activities and $1.4 million of cash proceeds included in net cash used for investing activities related to Hurricane Michael.

Note 7.	Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Interest expense	$(94.9)	$(112.1)	$(200.4)	$(231.3)
Interest income	11.4	14.8	23.1	40.5
Interest expense, net	$(83.5)	$(97.3)	$(177.3)	$(190.8)

Note 8.	Inventories

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

The components of inventories were as follows (in millions):

	March 31, 2021	September 30, 2020
Finished goods and work in process	$917.8	$844.2
Raw materials	784.4	772.7
Spare parts and supplies	517.9	500.3
Inventories at FIFO cost	2,220.1	2,117.2
LIFO reserve	(129.2)	(93.8)
Net inventories	$2,090.9	$2,023.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9.	Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	March 31, 2021	September 30, 2020
Property, plant and equipment at cost:
Land and buildings	$2,546.6	$2,524.7
Machinery and equipment	15,432.9	15,147.3
Forestlands and mineral rights	112.6	110.8
Transportation equipment	28.0	29.1
Leasehold improvements	105.9	103.6
	18,226.0	17,915.5
Less: accumulated depreciation, depletion and amortization	(7,653.5)	(7,136.6)
Property, plant and equipment, net	$10,572.5	$10,778.9

Note 10.	Fair Value

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

The three and six months ended March 31, 2021, reflect a charge of $22.5 million associated with not exercising an option to purchase an additional equity interest in Grupo Gondi that was recorded in other (expense) income, net.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, ROU assets related to operating leases, goodwill and other and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 3. Restructuring and Other Costs” for impairments associated with restructuring activities presented as “net property, plant and equipment costs”. During the three and six months ended March 31, 2021 and 2020, we did not have any significant non-restructuring nonfinancial assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounts Receivable Sales Agreements

We are a party to an accounts receivable sales agreement to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts. On September 17, 2020, we amended the then existing agreement and increased the purchase limit to $700.0 million. The terms of the amended agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. Effective with the amended agreement, the facility is committed and has a term of 364 days. Transfers under the agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”. We also have a similar facility that we entered into on December 4, 2020 that has a $88.5 million purchase limit, is uncommitted and has a term of one year. The customers from these facilities are not included in the Receivables Securitization Facility that is discussed in “Note 11. Debt”.

The following table presents a summary of these accounts receivable sales agreements for the six months ended March 31, 2021 and March 31, 2020 (in millions):

	Six Months Ended
	March 31,
	2021	2020
Receivable from financial institution at beginning of fiscal year	$—	$—
Receivables sold to the financial institution and derecognized	(1,302.8)	(1,210.2)
Receivables collected by financial institution	1,271.0	1,219.6
Cash proceeds from (paid to) financial institution	31.8	(9.4)
Receivable from financial institution at March 31	$—	$—

Receivables sold under these accounts receivable sales agreements as of the respective balance sheet dates were approximately $621.1 million and $589.4 million as of March 31, 2021 and September 30, 2020, respectively.

Cash proceeds related to the receivables sold are included in cash from operating activities in the condensed consolidated statement of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $2.7 million and $5.7 million for the three and six months ended March 31, 2021, respectively, and $4.1 million and $8.4 million for the three and six months ended March 31, 2020, respectively, and is recorded in “other (expense) income, net” in the condensed consolidated statements of income. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11.	Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K for additional information on our debt and interest rates on that debt.

The following table shows the carrying value of the individual components of our debt (in millions):

	March 31, 2021	September 30, 2020
Public bonds due fiscal 2022	$399.6	$399.3
Public bonds due fiscal 2023 to 2028	3,775.9	3,773.6
Public bonds due fiscal 2029 to 2033	2,772.7	2,778.9
Public bonds due fiscal 2037 to 2047	178.4	178.6
Term loan facilities	848.8	1,547.6
Revolving credit and swing facilities	370.0	250.0
Finance lease obligations	269.3	274.8
Vendor financing and commercial card programs	96.8	89.8
International and other debt	231.1	138.0
Total debt	8,942.6	9,430.6
Less: current portion of debt	549.5	222.9
Long-term debt due after one year	$8,393.1	$9,207.7

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at March 31, 2021.

The estimated fair value of our debt was approximately $9.7 billion as of March 31, 2021 and $10.4 billion at September 30, 2020. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount as the variable interest rates reprice frequently at observable current market rates.

Revolving Credit Facility

On November 21, 2019, we amended our $2.0 billion unsecured revolving credit facility entered into on July 1, 2015 (the “Revolving Credit Facility”) to, among other things, increase the committed principal to $2.3 billion, increase the maximum permitted Debt to Capitalization Ratio (as defined in the credit agreement) to 0.65:1.00 and extend its maturity date to November 21, 2024. A portion of the Revolving Credit Facility may be used to fund borrowings in certain non-U.S. dollar currencies. At March 31, 2021 and September 30, 2020, there were no amounts outstanding under the facility.

Term Loans

At September 30, 2020, there was $648.9 million outstanding on the five-year unsecured term loan we entered into with Wells Fargo, as administrative agent, on March 7, 2018. During the first quarter of fiscal 2021, we paid off the term loan primarily using cash on hand.

On June 7, 2019, we entered into a $300.0 million credit agreement providing for a five-year unsecured term loan with Bank of America, N.A., as administrative agent. The facility is scheduled to mature on June 7, 2024. The applicable interest rate margins are 0.825% to 1.750% per annum for LIBOR rate loans and 0.000% to 0.750% per annum for alternate base rate loans, in each case depending on the Leverage Ratio (as defined in the credit agreement) or our corporate credit ratings, whichever yields a lower applicable interest rate margin, at such time. At March 31, 2021 and September 30, 2020, the outstanding balance of this facility was $250.0 million and $300.0 million outstanding, respectively.

On September 27, 2019, one of our wholly-owned subsidiaries, WestRock Southeast, LLC, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent, that replaced our then-existing facility. The Farm Loan Credit Agreement provides for a seven-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Loan Credit Facility”). At any time, we may increase the principal amount by up to $300.0 million by written notice. The Farm Loan Credit Facility is guaranteed by the Company, WRKCo Inc. and WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”, and together with RKT, the “Guarantor Subsidiaries”). The carrying value of this facility at March 31, 2021 and September 30, 2020 was $598.8 million and $598.7 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Receivables Securitization Facility

On March 12, 2021, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), including extending its maturity to March 11, 2024, establishing the transition to the Secure Overnight Funding Rate at a future date from a blend of the market rate for asset-backed commercial paper and the one-month LIBOR rate plus a credit spread, and revising certain fees. At March 31, 2021 and September 30, 2020, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $592.1 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2021 and September 30, 2020 were approximately $898.5 million and $1,128.3 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At March 31, 2021 and September 30, 2020, there were no amounts outstanding under this facility.

European Revolving Credit Facility

On February 26, 2021, we replaced our existing revolving credit facility with Coöperatieve Rabobank U.A., New York Branch, as administrative agent. The amendments included, among other things, increasing the facility to €600.0 million while maintaining the incremental €100.0 million accordion feature. This facility provides for a three-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €600.0 million maturing on February 26, 2024. At March 31, 2021, we had borrowed $370.0 million under this facility and entered into foreign currency exchange contracts of $370.3 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income. At September 30, 2020, we had borrowed $250.0 million under the then-existing facility.

Commercial Paper Program

On December 7, 2018, we established an unsecured commercial paper program with WRKCo Inc. as the issuer. Under the program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At March 31, 2021 and September 30, 2020, there were no amounts outstanding.

Brazil Export Credit Note

On January 18, 2021, we entered into a credit agreement to provide for R$500.0 million of a senior unsecured term loan of WestRock Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. The outstanding amount of the principal will be repaid in equal, semiannual installments beginning on January 19, 2023 until the facility matures on January 19, 2026. The proceeds of the facility are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. Loans issued under the facility will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 2.50%. At March 31, 2021, there was R$500.0 million ($86.7 million) outstanding.

Note 12.	Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $79.2 million and $160.1 million during the three and six months ended March 31, 2021, respectively. Our total lease cost, net was $81.1 million and $160.1 million during the three and six months ended March 31, 2020, respectively. We obtained $98.4 million and $58.7 million of ROU assets in exchange for lease liabilities during the six months ended March 31, 2021 and 2020, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Condensed Consolidated Balance Sheet Caption	March 31, 2021	September 30, 2020

Operating leases:
Operating lease right-of-use asset	Other assets	$696.4	$658.6

Current operating lease liabilities	Other current liabilities	$181.9	$172.7
Operating lease liabilities	Other long-term liabilities	573.2	545.8
Total operating lease liabilities		$755.1	$718.5

Finance leases:
Property, plant and equipment		$143.0	$143.2
Accumulated depreciation		(23.7)	(19.1)
Property, plant and equipment, net		$119.3	$124.1

Current finance lease liabilities	Current portion of debt	$8.8	$9.0
Noncurrent finance lease liabilities	Long-term debt due after one year	260.5	265.8
Total finance lease liabilities		$269.3	$274.8

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Note 13.	Commitments and Contingencies

Health and Safety

Our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures. The health and safety of our teammates is our first priority, and we have established safety policies, programs, procedures and training for our manufacturing operations. We are subject to a broad range of foreign, federal, state and local laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. In addition, our program includes the ongoing identification and elimination of workplace exposures that can lead to injuries and sharing of health and safety best practices. Failure to comply with applicable health and safety laws and regulations could subject us to fines, corrective actions or other sanctions.

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

Environmental

We are subject to numerous foreign, federal, state, local and international environmental laws and regulations, including those governing discharges to air, soil and water; the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes; the investigation and remediation of contamination

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

resulting from historical site operations; and requirements relating to the use of chemicals in packaging. We are also subject to the requirements of environmental permits and similar authorizations issued by various governmental authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Our compliance initiatives related to these laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows. Failure to comply with environmental laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective actions or other sanctions.

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

As of March 31, 2021, we had $4.9 million reserved for environmental liabilities on an undiscounted basis, of which $1.7 million is included in other long-term liabilities and $3.2 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at March 31, 2021.

Litigation

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2021, there were approximately 1,400 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially beyond our expectations, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have an adverse effect on our results of operations, financial condition or cash flows. At March 31, 2021, we had a $13.8 million estimated liability for these matters.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Brazil Tax Liability

We are challenging claims by the Brazil Federal Revenue Department that we are liable for underpayment of tax, penalties and interest in relation to a claim that a subsidiary of MeadWestvaco Corporation (the predecessor of WestRock MWV, LLC) had reduced its tax liability related to the goodwill generated by the 2002 merger of two of its Brazil subsidiaries. The matter has proceeded through the Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to 2012. The tax and interest claim relating to tax years 2009 to 2012 was finalized and is now the subject of an annulment action we filed in the Brazil federal court. CARF notified us of its final decision regarding the tax, penalties and interest claims relating to tax years 2003 to 2008 on June 3, 2020. We have filed an annulment action in Brazil federal court with respect to that decision as well. The dispute related to penalties for tax years 2009 to 2012 remains before CARF.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$696 million ($121 million) as of March 31, 2021, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, that excludes certain penalties, is included in the unrecognized tax benefits table. See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters could be approximately $50 million. As of March 31, 2021, we had recorded $9.6 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019 and 2020, the Supreme Court of Brazil rendered favorable decisions on eight of our cases granting us the right to recover certain state value added tax. The tax authorities in Brazil have filed a Motion of Clarification with the Supreme Court of Brazil and the timing of the decision is unknown at this time. However, based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government. Due to the volume of invoices being reviewed (January 2002 to September 2019), we have recorded the estimated recoveries across several periods beginning in the fourth quarter of fiscal 2019 as we have reviewed the documents and the amount has become estimable.

In the three months ended March 31, 2020, we recorded a receivable for our expected recovery and interest that consisted primarily of a $0.4 million reduction of cost of goods sold and a $0.9 million reduction of interest expense, net. In the six months ended March 31, 2021 and 2020, we recorded a receivable for our expected recovery and interest that consisted primarily of a $0.6 million and $23.5 million reduction of cost of goods sold and a $0.3 million and $11.6 million reduction of interest expense, net, respectively. We are monitoring the status of our remaining cases, and subject to the resolution in the courts, we may record additional amounts in future periods.
Note 14.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding common stock, par value $0.01 per share (“Common Stock”) as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the six months ended March 31, 2021 and March 31, 2020, we repurchased no shares of Common Stock. As of March 31, 2021, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended March 31, 2021 and March 31, 2020 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2020	$(5.6)	$(727.7)	$(586.6)	$(1,319.9)
Other comprehensive (loss) income before reclassifications	(0.1)	—	109.5	109.4
Amounts reclassified from accumulated other comprehensive loss	2.9	13.3	—	16.2
Net current period other comprehensive income	2.8	13.3	109.5	125.6
Balance at March 31, 2021	$(2.8)	$(714.4)	$(477.1)	$(1,194.3)

(1)  All amounts are net of tax and noncontrolling interests.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2019	$0.7	$(698.0)	$(371.9)	$(1,069.2)
Other comprehensive loss before reclassifications	(9.4)	—	(286.6)	(296.0)
Amounts reclassified from accumulated other comprehensive loss	1.1	18.5	—	19.6
Net current period other comprehensive (loss) income	(8.3)	18.5	(286.6)	(276.4)
Reclassification of stranded tax effects	—	(73.4)	—	(73.4)
Balance at March 31, 2020	$(7.6)	$(752.9)	$(658.5)	$(1,419.0)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 24% to 25% for the six months ended March 31, 2021 and 26% to 27% for the six months ended March 31, 2020. Although we are impacted by the exchange rates of a number of currencies, foreign currency translation adjustments recorded in accumulated other comprehensive loss for the six months ended March 31, 2021 were primarily due to gains in the Canadian dollar, Mexican Peso and British Pound partially offset by losses in the Brazilian Real, each against the U.S. dollar. Foreign currency translation gains recorded in accumulated other comprehensive loss for the six months ended March 31, 2020 were primarily due to losses in the Brazilian Real, Mexican Peso, Canadian dollar, Australian dollar and Euro partially offset by gains in the British Pound, each against the U.S. dollar.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(7.4)	$1.7	$(5.7)	$(11.5)	$3.1	$(8.4)
Prior service costs (2)	(1.3)	0.3	(1.0)	(1.3)	0.3	(1.0)
Subtotal defined benefit plans	(8.7)	2.0	(6.7)	(12.8)	3.4	(9.4)

Derivative Instruments: (1)
Interest rate swap hedge (loss) gain (3)	(1.9)	0.5	(1.4)	0.3	—	0.3
Natural gas commodity hedge loss (4)	—	—	—	(3.7)	1.0	(2.7)
Subtotal cash flow hedges	(1.9)	0.5	(1.4)	(3.4)	1.0	(2.4)

Total reclassifications for the period	$(10.6)	$2.5	$(8.1)	$(16.2)	$4.4	$(11.8)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 4. Retirement Plans” for additional details.

(3)  These accumulated other comprehensive income components are included in Interest expense, net.

(4)  These accumulated other comprehensive income components are included in Cost of goods sold.

	Six Months Ended			Six Months Ended
	March 31, 2021			March 31, 2020
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(14.8)	$3.6	$(11.2)	$(23.1)	$6.1	$(17.0)
Prior service costs (2)	(2.8)	0.7	(2.1)	(2.0)	0.5	(1.5)
Reclassification of stranded tax effects (3)	—	—	—	—	73.4	73.4
Subtotal defined benefit plans	(17.6)	4.3	(13.3)	(25.1)	80.0	54.9

Derivative Instruments: (1)
Interest rate swap hedge (loss) gain (4)	(3.9)	1.0	(2.9)	1.0	(0.2)	0.8
Natural gas commodity hedge gain (5)	—	—	—	(2.6)	0.7	(1.9)
Subtotal cash flow hedges	(3.9)	1.0	(2.9)	(1.6)	0.5	(1.1)

Total reclassifications for the period	$(21.5)	$5.3	$(16.2)	$(26.7)	$80.5	$53.8

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

The restricted stock awards that we grant to non-employee directors are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as our Common Stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260, “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Numerator:
Net income attributable to common stockholders	$112.5	$148.1	$264.5	$286.6
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Distributed and undistributed income available to common stockholders	$112.4	$148.0	$264.4	$286.5

Denominator:
Basic weighted average shares outstanding	264.9	259.0	263.8	258.6
Effect of dilutive stock options and non- participating securities	2.1	1.2	2.1	1.5
Diluted weighted average shares outstanding	267.0	260.2	265.9	260.1

Basic earnings per share attributable to common stockholders	$0.42	$0.57	$1.00	$1.11
Diluted earnings per share attributable to common stockholders	$0.42	$0.57	$0.99	$1.10

Approximately 0.6 million and 1.8 million awards in the three months ended March 31, 2021 and March 31, 2020, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Approximately 0.6 million and 1.4 million awards in the six months ended March 31, 2021 and March 31, 2020, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

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

Presentation

We report our financial results of operations in the following two reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; and Consumer Packaging, which consists of our consumer mills and food and beverage and partition operations. Prior to the completion of our monetization program in fiscal 2020, we had a third reportable segment, Land and Development, which previously sold real estate, primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. See “Note 1. Basis of Presentation and Significant Accounting Policies — Basis of Presentation” for more information.

EXECUTIVE SUMMARY

Net sales of $4,437.8 million for the second quarter of fiscal 2021 decreased $9.5 million, or 0.2%, compared to the second quarter of fiscal 2020. This decrease was primarily due to the aggregate lost sales associated with the ransomware incident and winter weather (“the Events”) of an estimated $189.1 million that were partially offset by the impact of higher selling price/mix and higher volumes excluding the Events. See the discussion under “Ransomware Incident” below for more information.

Earnings per diluted share were $0.42 and $0.57 in the three months ended March 31, 2021 and 2020, respectively. Adjusted Earnings Per Diluted Share were $0.54 and $0.67 in the three months ended March 31, 2021 and 2020, respectively. The lost sales and operational disruption from the Events had a negative impact of $80.1 million pre-tax, or $0.23 per share, on both earnings per diluted share and Adjusted Earnings Per Diluted Share. See the discussion and tables under “Non-GAAP Financial Measures” below.

Net cash provided by operating activities in the six months ended March 31, 2021 and 2020 was $851.6 million and $598.8 million, respectively, primarily due to $334.8 million of favorable working capital compared to the prior year period, including the payment of certain fiscal 2020 bonuses and the Company’s 401(k) match and annual company contribution (i.e. up to 5% and 2.5%, respectively) in the form of stock, rather than cash, and deferral of certain payroll taxes in connection with the WestRock Pandemic Action Plan that were partially offset by an increase in accounts receivable associated with delayed billing related to the ransomware incident during the second quarter of fiscal 2021. We expect the level of accounts receivable to normalize in the third quarter of fiscal 2021. During the six months ended March 31, 2021, we paid down $488.0 million of debt.

A detailed review of our performance appears below under “Results of Operations”.

Ransomware Incident

As previously disclosed, on January 23, 2021 we detected a ransomware incident impacting certain of our systems. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. These actions included taking preventative measures, including shutting down certain systems out of an abundance of caution, as well as taking steps to supplement existing security monitoring, scanning and protective measures. We notified law enforcement and contacted our customers to apprise them of the situation.

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams worked to maintain our business operations and minimize the impact on our customers and teammates. All systems are back in service. All of our mills and converting locations began producing and shipping paper and packaging at pre-ransomware levels in March 2021 or earlier. Our mill system production was approximately 115,000 tons lower than planned for the quarter ended March 31, 2021 as a result of this incident. While shipments from some of our facilities initially lagged behind production levels, this gap closed as systems were restored during the second quarter of fiscal 2021. In locations where technology issues were identified, we used alternative methods, in many cases manual methods, to process and ship orders. We systematically brought our information systems back online in a controlled, phased approach.

We estimate segment income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 to be approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. We estimate that the total insurance claim will be approximately $75 million. We expect to recover substantially all of the ransomware losses from cyber and business interruption insurance in future periods. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds. While the impact of lost sales and operational disruption is behind us, we expect to incur some additional recovery costs in the second half of fiscal 2021, albeit at a diminished rate.

We are making information technology investments that we had planned to make in future periods in order to further strengthen our information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensics investigation of the ransomware incident and we are taking appropriate actions in response to the findings. For example, in the short-term, we reset all credentials Company-wide and strengthened security tooling across our servers and workstations. In the long-term, we are continuing to advance the maturity and effectiveness of our information security resiliency strategy and capabilities. Our technology team has accelerated its roadmap to further strengthen the resiliency of our information security infrastructure across the Company that aims to enable us to detect, respond and recover more quickly from security and technical incidents. More specifically, we plan to take actions to improve our security monitoring capabilities and enhance the information security within our mills and plants.

Expectations for the Third Quarter of Fiscal 2021 and Fiscal 2021

We expect to benefit from strong demand for our products during the fiscal third quarter. Our earnings for the fiscal third quarter should increase sequentially as we return to normal business operations and benefit from continued strength in packaging demand and the implementation of previously published price increases. These items are expected to be partially offset by modest sequential inflation across recycled fiber, chemical and transportation costs. In our Corrugated Packaging segment, the third fiscal quarter is our peak mill outage quarter and we expect to take approximately 112,000 tons of scheduled maintenance downtime across our North American containerboard mills. In our Consumer Packaging segment, we had approximately 20,000 tons of paperboard shipments that were deferred from the second fiscal quarter to the third fiscal quarter due to the disruptions that we experienced during the second fiscal quarter.

For fiscal 2021, we expect to benefit from the continued flow through of previously published price increases and growth in packaging across our primary end markets, as well as the benefit from completing certain of our strategic capital projects. For example, we expect our Florence, SC mill to reach full production levels by the end of the fourth quarter of fiscal 2021 and improved margins from our business in Brazil that were negatively impacted in the first half of fiscal 2021 by maintenance and capital outages at the Tres Barras mill. In addition, our short-term incentive payouts for fiscal 2020 were below target and we will continue accruing short-term incentive payouts for fiscal 2021 at a level that is higher than the payout level for fiscal 2020. Given our outlook for earnings and anticipated strong cash flows, we expect to continue to reduce our debt.

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

During the three and six months ended March 31, 2021, we recorded $7.1 million and $40.8 million of expense related to COVID-19, including $22.0 million of relief payments to employees in the first quarter of fiscal 2021. The balance was for increased costs for safety, cleaning and other items related to COVID-19. We began tracking the impact of costs for safety, cleaning and other items related to COVID-19 in the third quarter of fiscal 2020. We expect to continue to incur additional costs related to safety, cleaning and other items related to COVID-19 as needed in the foreseeable future.

We continue to execute our differentiated strategy with financial strength and substantial liquidity, and we continue to adapt to changing market conditions as a result of COVID-19. At March 31, 2021, we had approximately $3.6 billion of availability under long-term committed credit facilities and cash and cash equivalents. We have limited debt maturities prior to March 2022. We continue to believe that we have substantial liquidity to navigate the current dynamic environment, and remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity.

WestRock Pandemic Action Plan

Given the uncertainties associated with the severity and duration of the pandemic, in May 2020 we announced, and began implementing, the WestRock Pandemic Action Plan. We have modified the WestRock Pandemic Action Plan as the impact of COVID-19 has continued and we may further modify it in the future by, for example, increasing our dividend, changing our capital expenditure assumptions, future estimates or the duration of the planned items. We expect that the actions that we have undertaken and will continue to undertake pursuant to the plan will provide an additional approximately $1 billion in cash through the end of calendar 2021 that we will be able to use to reduce our outstanding indebtedness. Pursuant to the WestRock Pandemic Action Plan, as modified, we are committed to: (i) continue to protect the safety and well-being of our teammates, (ii) continue to match our supply with our customers’ demand, (iii) reduce discretionary expenses, (iv) use Common Stock to make Company funded 401(k) match and annual contribution (i.e. up to 5% and 2.5%, respectively) beginning July 1, 2020 through September 30, 2021, (v) target reducing fiscal 2021 capital investments to a range of $800 million to $900 million (up from an initial range of $600 to $800 million), and (vi) resetting our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share, which we did in May 2020. On May 4, 2021, our board of directors declared a quarterly dividend of $0.24 per share, an increase of $0.04 per share, or 20%, representing a $0.96 per share annualized dividend.

In addition, we followed through on previously disclosed commitments under the WestRock Pandemic Action Plan, as modified, including that we (i) decreased the salaries of our senior executive team by up to 25% from May 1, 2020 through December 31, 2020 and decreased the retainer for members of our board of directors by 25% for the third and fourth calendar quarters of 2020, (ii) used Common Stock to pay our annual incentive for fiscal 2020 for nearly all participants and set the payout level at 50% of the target opportunity subject to a safety modifier, as well as for Company funded 401(k) match and our annual contribution as noted above, and (iii) postponed $116.5 million of employment taxes incurred through the end of calendar year 2020, pursuant to relief offered under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. We also reduced fiscal 2020 capital investments to $978.1 million after targeting to reduce them by approximately $150 million to approximately $950 million.

In fiscal 2020, we achieved more than $350 million of the approximately $1 billion goal set forth in the WestRock Pandemic Action Plan, as modified. As of March 31, 2021, we had achieved more than $750 million of the approximately $1 billion goal. We expect that our actions under the WestRock Pandemic Action Plan will continue to position us both to sustain our business in a range of economic and market conditions and for long-term success.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 RESPONSE — WestRock Pandemic Action Plan” in our Fiscal 2020 Form 10-K for additional information.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three and six months ended March 31, 2021 and March 31, 2020 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$4,437.8	$4,447.3	$8,839.3	$8,871.0
Cost of goods sold	3,688.2	3,642.5	7,336.8	7,257.2
Gross profit	749.6	804.8	1,502.5	1,613.8
Selling, general and administrative, excluding intangible amortization	458.4	418.6	876.2	844.3
Selling, general and administrative intangible amortization	88.6	100.1	180.5	201.9
Loss (gain) on disposal of assets	0.3	(5.6)	2.8	(6.9)
Multiemployer pension withdrawal expense	—	0.9	—	0.9
Restructuring and other costs	5.2	16.4	12.9	46.5
Operating profit	197.1	274.4	430.1	527.1
Interest expense, net	(83.5)	(97.3)	(177.3)	(190.8)
Loss on extinguishment of debt	—	(0.5)	(1.1)	(0.5)
Pension and other postretirement non-service income	35.0	26.1	69.9	52.8
Other (expense) income, net	(13.4)	(0.9)	7.4	(4.6)
Equity in income of unconsolidated entities	9.7	4.9	18.7	8.7
Income before income taxes	144.9	206.7	347.7	392.7
Income tax expense	(30.5)	(57.8)	(80.8)	(104.3)
Consolidated net income	114.4	148.9	266.9	288.4
Less: Net income attributable to noncontrolling interests	(1.9)	(0.8)	(2.4)	(1.8)
Net income attributable to common stockholders	$112.5	$148.1	$264.5	$286.6

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020	$4,423.7	$4,447.3	$8,871.0	$4,236.3	$4,471.5	$17,578.8
Fiscal 2021	$4,401.5	$4,437.8	$8,839.3
% Change	(0.5)%	(0.2)%	(0.4)%

Net sales in the second quarter of fiscal 2021 decreased $9.5 million compared to the second quarter of fiscal 2020. This decrease was primarily due to the estimated $189.1 million of aggregate lost sales associated with the Events that were partially offset by the impact of higher selling price/mix, and higher volumes excluding the Events.

Net sales in the six months ended March 31, 2021 decreased $31.7 million compared to the six months ended March 31, 2020. We experienced higher selling price/mix, and higher volumes in the period excluding the Events that decreased net sales by $189.1 million. Additionally, we experienced aggregate unfavorable foreign currency impacts across our segments. The decrease was also due to the absence of $18.9 million of Land and Development net sales due to the completion of the monetization program in fiscal 2020. The change in net sales by segment is outlined below in “Results of Operations — Corrugated Packaging Segment” and “Results of Operations — Consumer Packaging Segment”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020	$3,614.7	$3,642.5	$7,257.2	$3,466.3	$3,658.1	$14,381.6
(% of Net Sales)	81.7%	81.9%	81.8%	81.8%	81.8%	81.8%

Fiscal 2021	$3,648.6	$3,688.2	$7,336.8
(% of Net Sales)	82.9%	83.1%	83.0%

The $45.7 million increase in cost of goods sold in the second quarter of fiscal 2021 compared to the prior year quarter was primarily due to higher cost inflation and other items, including operational disruption associated with the Events. In the second quarter of fiscal 2021, we recorded costs of goods sold of $7.0 million related to costs for safety, cleaning and other items related to COVID-19. These items were partially offset by productivity improvements and other items. We expect to continue to incur additional costs related to safety, cleaning and other items related to COVID-19 as needed in the foreseeable future.

The $79.6 million increase in cost of goods sold in the six months ended March 31, 2021 compared to the prior year period was primarily due to higher cost inflation and other items, including operational disruption associated with the Events and COVID-19 related costs. These items were partially offset by productivity improvements and other items. In the first half of fiscal 2021, we recorded costs of goods sold of $36.5 million related to COVID-19 primarily for relief payments to employees and increased costs for safety, cleaning and other items related to COVID-19. In the six months ended March 31, 2020, we received Hurricane Michael-related insurance proceeds of $32.3 million and recorded a reduction of cost of goods sold of $23.5 million in connection with an indirect tax claim in Brazil, primarily in the Corrugated Packaging segment. The insurance proceeds were for $20.6 million of direct costs and property damage for the six months ended March 31, 2020 and for $11.7 million for business interruption recoveries.

We discuss these items in greater detail below in “Results of Operations — Corrugated Packaging Segment” and “Results of Operations — Consumer Packaging Segment”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020	$425.7	$418.6	$844.3	$390.1	$390.0	$1,624.4
(% of Net Sales)	9.6%	9.4%	9.5%	9.2%	8.7%	9.2%

Fiscal 2021	$417.8	$458.4	$876.2
(% of Net Sales)	9.5%	10.3%	9.9%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization increased $39.8 million in the second quarter of fiscal 2021 compared to the prior year quarter. The increase was primarily due to a $33.9 million increase in bonus and stock-based compensation expense as a result of fiscal 2021 payments projected to be higher than fiscal 2020 payments due to the actions we took in fiscal 2020 in connection with the WestRock Pandemic Action Plan discussed above, and included a $9.6 million acceleration of stock-based compensation in connection with the departure of our former Chief Executive Officer in the current quarter. In addition, we incurred increased aggregate costs for consulting, professional and legal fees of $17.7 million compared to the prior year quarter, primarily associated with the ransomware incident. These increases were partially offset by a $11.6 million reduction in travel and entertainment associated with prolonged shelter-in-place orders in response to the ongoing effects of COVID-19, as well as a $4.5 million decrease in bad debt expense compared to the prior year period.

SG&A excluding intangible amortization increased $31.9 million in the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The increase was primarily due to a $62.5 million increase in bonus and stock-based compensation expense as a result of fiscal 2021 payments projected to be higher than fiscal 2020 payments, and included a $9.6 million acceleration of stock-based compensation in connection with the departure of our former Chief Executive Officer. In addition, we incurred increased aggregate costs for consulting, professional and legal fees of $14.1 million compared to the prior year quarter, primarily associated with the ransomware incident. These increases were partially offset by a $26.2 million reduction in travel and entertainment associated with prolonged shelter-in-place orders in response to the ongoing effects of COVID-19, as well as a $9.6 million decrease in bad debt expense compared to the prior year period.

The favorable SG&A impact of shelter-in-place orders as a result of COVID-19 and increased levels of bonus and stock-based compensation expense as compared to fiscal 2020 will likely continue to some degree in the near term.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $88.6 million and $100.1 million in the second quarter of fiscal 2021 and 2020, respectively. SG&A intangible amortization was $180.5 million and $201.9 million in the six months ended March 31, 2021 and March 31, 2020, respectively. The declines were primarily attributable to certain intangibles from prior acquisitions reaching full amortization.

Loss (Gain) on Disposal of Assets

In the three and six months ended March 31, 2021, we recorded a loss on disposal of assets of $0.3 and $2.8 million. In the three and six months ended March 31, 2020, we recorded a gain on disposal of assets of $5.6 million and $6.9 million, respectively.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $5.2 million and $16.4 million in the second quarter of fiscal 2021 and 2020, respectively, and $12.9 million and $46.5 million in the six months ended March 31, 2021 and March 31, 2020, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 3. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the second quarter of fiscal 2021 was $83.5 million compared to $97.3 million for the prior year quarter. The decrease was primarily due to lower levels of debt compared to the prior year period, as well as a $8.1 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities for the change in interest rates in the second quarter of fiscal 2021.

Interest expense, net for the six months ended March 31, 2021 was $177.3 million compared to $190.8 million for the prior year period. The decrease is primarily due to lower levels of debt in fiscal 2021 compared to the prior year period. Additionally, the current year period included the $8.1 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities and the prior year included $11.6 million of interest income recorded in connection with an indirect tax claim in Brazil in the first half of fiscal 2020.

See “Note 13. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Condensed Consolidated Financial Statements for additional information.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the second quarter of fiscal 2021 was $35.0 million compared to $26.1 million for the second quarter of fiscal 2020. Pension and other postretirement non-service income for the six months ended March 31, 2021 was $69.9 million compared to $52.8 million for the six months ended March 31, 2020. The increase was primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2021. Customary pension and other postretirement (income) costs are included in segment income. See “Note 4. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for more information.

Other (expense) income, net

Other (expense) income, net for the second quarter of fiscal 2021 was expense of $13.4 million compared to expense of $0.9 million in the second quarter of fiscal 2020. The expense in the second quarter of fiscal 2021 was primarily due to a charge of $22.5 million associated with not exercising an option to purchase an additional equity interest in Grupo Gondi, plus other items, that were partially offset by a $16.5 million gain on sale of the Summerville, SC sawmill.

Other (expense) income, net for the six months ended March 31, 2021 was income of $7.4 million compared to expense of $4.6 million for the first half of fiscal 2020. The first half of fiscal 2021 included a $16.5 million gain on sale of the Summerville, SC sawmill and a $14.7 million gain on sale of a legacy cost method investment which were partially offset by a $22.5 million charge associated with not exercising an option to purchase an additional equity interest in Grupo Gondi, plus other items.

Provision for Income Taxes

We recorded income tax expense of $30.5 million for the three months ended March 31, 2021 compared to $57.8 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was 21.0%, while the effective tax rate for the three months ended March 31, 2020 was 28.0%.

We recorded income tax expense of $80.8 million for the six months ended March 31, 2021 compared to $104.3 million for the six months ended March 31, 2020. The effective tax rate for the six months ended March 31, 2021 was 23.2%, while the effective tax rate for the six months ended March 31, 2020 was 26.6%.

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

North American Corrugated Packaging Shipments

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
North American Corrugated Packaging Shipments - thousands of tons	2,591.2	2,618.8	5,210.0	2,504.4	2,504.4	10,218.8
North American Corrugated Containers Shipments - BSF	23.9	23.8	47.7	23.2	24.9	95.8
North American Corrugated Containers Per Shipping Day - MMSF	385.9	371.2	378.4	369.3	388.0	378.6

Fiscal 2021
North American Corrugated Packaging Shipments - thousands of tons	2,519.3	2,485.2	5,004.5
North American Corrugated Containers Shipment - BSF	25.4	24.7	50.1
North American Corrugated Containers Per Shipping Day - MMSF	416.7	391.5	403.9

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
Brazil / India Corrugated Packaging Shipments - thousands of tons	168.1	182.5	350.6	176.4	185.1	712.1
Brazil / India Corrugated Containers Shipments - BSF	1.7	1.6	3.3	1.6	1.9	6.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	22.9	21.3	22.1	21.0	24.3	22.4

Fiscal 2021
Brazil / India Corrugated Packaging Shipments - thousands of tons	156.8	183.9	340.7
Brazil / India Corrugated Containers Shipments - BSF	1.8	1.9	3.7
Brazil / India Corrugated Containers Per Shipping Day - MMSF	23.5	24.5	24.0

Corrugated Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2020
First Quarter	$2,909.5	$283.4	9.7%
Second Quarter	2,882.5	244.5	8.5
Six Months Ended March 31, 2020	5,792.0	527.9	9.1
Third Quarter	2,728.8	227.9	8.4
Fourth Quarter	2,898.4	281.9	9.7
Total	$11,419.2	$1,037.7	9.1%

Fiscal 2021
First Quarter	$2,864.5	$215.0	7.5%
Second Quarter	2,913.4	205.3	7.0
Six Months Ended March 31, 2021	$5,777.9	$420.3	7.3%

(1) Net sales before intersegment eliminations.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales of the Corrugated Packaging segment increased $30.9 million in the second quarter of fiscal 2021 compared to the prior year quarter. The increase primarily consisted of $60.3 million of higher selling price/mix on sales that was partially offset by $22.3 million of unfavorable foreign currency impacts and $18.7 million of lower volumes. Excluding the estimated impact of $77.0 million and $39.9 million of lower volumes due to the ransomware incident and winter weather, respectively, volumes would have increased $98.2 million. Record second quarter North American per day box shipments during the quarter increased 5.5% compared to the prior year period.

Net sales of the Corrugated Packaging segment decreased $14.1 million in the six months ended March 31, 2021 compared to the prior year period. The decrease primarily consisted of $54.6 million of higher selling price/mix on sales that was more than offset by $49.1 million of unfavorable foreign currency impacts and $31.5 million of lower volumes. Excluding the estimated impact of $77.0 million and $39.9 million of lower volumes due to the ransomware incident and winter weather, respectively, volumes would have increased $85.4 million. Record North American per day box shipments during the six month period increased 6.7% compared to the prior year period.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in the second quarter of fiscal 2021 decreased $39.2 million primarily due to an estimated $94.7 million of net cost inflation, $40.5 million estimated impact of the ransomware incident, $15.9 million estimated impact of winter weather and safety, cleaning and other items related to COVID-19 aggregating $4.0 million. These items were partially offset by $71.1 million of margin impact from higher selling price/mix, $18.7 million of higher volumes, which excludes the impact of the Events, $9.7 million of lower depreciation and amortization and $16.4 million of other items, including lower costs compared to the prior year quarter related to the North Charleston, South Carolina mill reconfiguration project and the Florence, South Carolina paper machine project that decreased operating results in the second quarter of fiscal 2020. Net cost inflation consisted primarily of higher recovered fiber, energy, chemical, freight and wage and other costs that were partially offset by lower virgin fiber compared to the prior year quarter.

Segment income attributable to the Corrugated Packaging segment in the six months ended March 31, 2021 decreased $107.6 million compared to the prior year period, primarily due to an estimated $158.1 million of net cost inflation, $40.5 million estimated impact of the ransomware incident, $15.9 million estimated impact of winter weather, $21.4 million related to COVID-19 primarily for relief payments to employees and increased costs for safety, cleaning and other items related to COVID-19 and $28.3 million of Hurricane Michael insurance recoveries net of direct costs in the prior year period as well as $20.9 million of decreased indirect tax claims in Brazil. These items were partially offset by $65.4 million of margin impact from higher selling price/mix, $14.0 million of higher volumes, which excludes the impact of the Events in the second quarter of fiscal 2021, $21.7 million of lower depreciation and amortization, primarily due to accelerated depreciation incurred in the prior year period associated with the Florence, SC paper machine project and the North Charleston, SC reconfiguration project, $18.4 million of estimated productivity savings net of the Tres Barras planned maintenance outage in the first quarter of fiscal 2021 and other favorable items aggregating $58.0 million. These other favorable items included lower costs compared to the prior year period for the North Charleston, SC mill reconfiguration project and the Florence, SC paper machine project, the decreased negative impact of maintenance downtime and other items. Net cost inflation consisted primarily of higher recovered fiber, energy, freight, chemical and wage and other costs that were partially offset by lower virgin fiber compared to the prior year quarter.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
Consumer Packaging Shipments - thousands of tons	922.4	987.7	1,910.1	984.5	976.8	3,871.4

Fiscal 2021
Consumer Packaging Shipments - thousands of tons	940.4	913.0	1,853.4

Consumer Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2020
First Quarter	$1,536.9	$46.2	3.0%
Second Quarter	1,616.3	90.8	5.6
Six Months Ended March 31, 2020	3,153.2	137.0	4.3
Third Quarter	1,552.6	95.3	6.1
Fourth Quarter	1,627.2	91.4	5.6
Total	$6,333.0	$323.7	5.1%

Fiscal 2021
First Quarter	$1,595.1	$92.5	5.8%
Second Quarter	1,589.9	81.2	5.1
Six Months Ended March 31, 2021	$3,185.0	$173.7	5.5%

(1) Net sales before intersegment eliminations.

Net Sales (Aggregate) — Consumer Packaging Segment

The $26.4 million decrease in net sales for the Consumer Packaging segment for the second quarter of fiscal 2021 compared to the prior year quarter was primarily due to $64.5 million of lower volumes that were partially offset by $25.1 million of favorable foreign currency impacts and $13.0 million of higher selling price/mix on sales. Excluding the estimated impact of $40.5 million and $31.7 million of lower volumes due to the ransomware incident and winter weather, respectively, volumes would have increased $7.7 million.

The $31.8 million increase in net sales for the Consumer Packaging segment for the six months ended March 31, 2021 compared to the prior year period was primarily due to $34.1 million of higher selling price/mix on sales and $34.9 million of favorable foreign currency impacts which were partially offset by $37.4 million of lower volumes. Excluding the estimated impact of $40.5 million and $31.7 million due to the ransomware incident and winter weather, respectively, volumes would have increased $34.8 million.

Segment Income — Consumer Packaging Segment

Segment income attributable to the Consumer Packaging segment in the second quarter of fiscal 2021 decreased $9.6 million compared to the prior year quarter primarily due to an estimated $17.5 million of net cost inflation, $14.1 million estimated impact of winter weather, $12.4 million estimated impact of the ransomware incident and safety, cleaning and other items related to COVID-19 aggregating $3.0 million. These items were partially offset by $17.8 million of margin impact from higher selling price/mix, an estimated $13.7 million of productivity improvements, $3.1 million of lower depreciation and amortization and $2.0 million of higher volumes, which excludes the impact of the Events. Net cost inflation consisted primarily of higher wage and other costs and higher recovered fiber, chemical, energy and freight costs, which were partially offset by lower virgin fiber costs.

Segment income attributable to the Consumer Packaging segment for the six months ended March 31, 2021 increased $36.7 million compared to the prior year period primarily due to an estimated $57.3 million of productivity improvements, $35.9 million of margin impact from higher selling price/mix, $8.1 million of higher volumes, which excludes the impact of the Events, $7.4 million of lower depreciation and amortization and $14.5 million of other items. These items were partially offset by an estimated $31.6 million of net cost inflation, $14.1 million estimated impact of winter weather, $12.4 million estimated impact of the ransomware incident, COVID-19 relief payments and other safety, cleaning and other items related to COVID-19 aggregating $17.6 million and an estimated $10.8 million of economic downtime. Net cost inflation consisted primarily of higher wage and other costs and higher recovered fiber, energy, freight and chemical costs, which were partially offset by lower virgin fiber costs.

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

Cash and cash equivalents were $334.0 million at March 31, 2021 and $251.1 million at September 30, 2020. Approximately four-fifths of the cash and cash equivalents at March 31, 2021 was held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At March 31, 2021 and September 30, 2020, total debt was $8,942.6 million and $9,430.6 million, respectively, $549.5 million and $222.9 million of which was short-term at March 31, 2021 and September 30, 2020, respectively. Included in our total debt at March 31, 2021 was $200.7 million of non-cash acquisition-related step-up. Total debt at March 31, 2021 decreased $488.0 million compared to September 30, 2020. Total debt was primarily impacted by net cash provided by operating activities exceeding aggregate capital expenditures and dividends, despite an increase in accounts receivable during the second quarter of fiscal 2021 associated with delayed billing due to the ransomware incident. We expect the level of accounts receivable to normalize in the third quarter of fiscal 2021.

At March 31, 2021, we had approximately $3.6 billion of availability under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures on November 21, 2024. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. We have limited debt maturities prior to March 2022.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at March 31, 2021.

At March 31, 2021, we had $66.1 million of outstanding letters of credit not drawn upon.

We use a variety of working capital management strategies, including supply chain financing ("SCF") programs, vendor financing and commercial card programs, a monetization facility where we sell short-term receivables to a group of third-party financial institutions and a receivables securitization facility. We describe these programs below.

We engage in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivable from certain customers. Certain costs of these programs are borne by the customer or us. Receivables transferred under these customer-based supply chain financing programs generally meet the requirements to be accounted for as sales in accordance with guidance under ASC 860, “Transfers and Servicing” resulting in derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer-based supply chain finance programs constitute less than 3% of our annual net sales. In addition, we have monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 10. Fair Value — Accounts Receivable Sales Agreements” for a discussion of our monetization facilities.

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

Cash Flow Activity

	Six Months Ended
(In millions)	March 31,
	2021	2020

Net cash provided by operating activities	$851.6	$598.8
Net cash used for investing activities	$(195.2)	$(589.3)
Net cash (used for) provided by financing activities	$(584.6)	$507.1

Net cash provided by operating activities during the six months ended March 31, 2021 increased $252.8 million compared to the six months ended March 31, 2020, primarily due to $334.8 million of favorable working capital compared to the prior year period, including the payment of certain fiscal 2020 bonuses and the Company’s 401(k) match and annual company contribution (i.e. up to 5% and 2.5%, respectively) in the form of stock, rather than cash, and deferral of certain payroll taxes in connection with the WestRock Pandemic Action Plan that were partially offset by an increase in accounts receivable during the second quarter of fiscal 2021 associated with delayed billing related to the ransomware incident. We expect the level of accounts receivable to normalize in the third quarter of fiscal 2021.

Net cash used for investing activities of $195.2 million in the six months ended March 31, 2021 consisted primarily of $303.0 million for capital expenditures that were partially offset by $58.5 million of proceeds from the sale of the Summerville, SC sawmill and $28.3 million of proceeds from the sale of investments. Net cash used for investing activities of $589.3 million in the six months ended March 31, 2020 consisted primarily of $616.2 million for capital expenditures that were partially offset by $21.3 million of proceeds from the sale of property, plant and equipment.

We started up a new paper machine at our Florence, SC mill in October 2020 and expect to ramp up to full production by the end of fiscal 2021. The Tres Barras mill upgrade project should be completed in the spring of 2021 and we expect to begin ramping up production in the second half of the fiscal year. We expect fiscal 2021 capital investments to be $800 million to $900 million, which is higher than the estimates that we incorporated into the WestRock Pandemic Action Plan due to investments that we subsequently identified in specific growth projects. At these capital investment levels, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects, and complete our strategic mill projects while also making investments to support productivity and growth in our business. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In the six months ended March 31, 2021, net cash used for financing activities of $584.6 million consisted primarily of a net decrease in debt of $474.8 million and cash dividends paid to stockholders of $105.8 million. In the six months ended March 31, 2020, net cash provided by financing activities of $507.1 million consisted primarily of a net increase in debt of $733.0 million and cash dividends paid to stockholders of $240.7 million.

On May 4, 2021, our board of directors declared a quarterly dividend of $0.24 per share, an increase of $0.04 per share, or 20%, representing a $0.96 per share annualized dividend. In February 2021 and November 2020, we paid a quarterly dividend of $0.20 per share, respectively, compared to $0.465 per share in February 2020 and November 2019, respectively. We believe that reducing our dividend in May 2020 was prudent given the uncertain market conditions at the time driven by COVID-19 and that the reduction has allowed us to allocate additional cash to pay down our outstanding debt. Our short-term goal is to reduce debt and leverage and return capital to stockholders through a competitive annual dividend.

At March 31, 2021, the U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $78 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current fiscal year. Foreign and state net operating losses and credits will be used over a longer period of time. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures or other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our cash tax rate to be similar to our income tax rate in fiscal 2021 and slightly higher in fiscal 2022 primarily due to the absence of certain nonrecurring tax credits and the reduction in capital investments, including the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act.

Our pension plans in the U.S. are overfunded and we have a pension asset of approximately $0.4 billion on our condensed consolidated balance sheet as of March 31, 2021. We made contributions of $10.8 million to our pension and supplemental retirement plans during the six months ended March 31, 2021. Based on current facts and assumptions, we expect to contribute approximately $21 million to our U.S. and non-U.S. pension plans in fiscal 2021. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we submitted formal notification to withdraw from PIUMPF and Central States, and recorded estimated withdrawal liabilities for each. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF’s accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We have challenged the PIUMPF accumulated funding deficiency demands. We began making monthly payments (approximately $0.7 million per month for 20 years) for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

At March 31, 2021 and September 30, 2020, we had withdrawal liabilities recorded of $243.2 million and $252.0 million, respectively, including liabilities associated with PIUMPF. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K for more information regarding these liabilities. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs” in our Fiscal 2020 Form 10-K.

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

Guarantor Summarized Financial Information

WRKCo, Inc. (the “Issuer”), a wholly owned subsidiary of Parent (as defined below), has issued the following debt securities pursuant to offerings registered under the Securities Act of 1933, as amended (collectively for purposes of this subsection, the “Notes”):

Aggregate Principal Amount (in millions)	Stated Coupon Rate	Maturity Date	Referred to as:

$500	3.000%	September 2024	the 2024 Notes
$600	3.750%	March 2025	the 2025 Notes
$750	4.650%	March 2026	the 2026 Notes
$500	3.375%	September 2027	the 2027 Notes
$600	4.000%	March 2028	the 2028 Notes
$500	3.900%	June 2028	the June 2028 Notes
$750	4.900%	March 2029	the 2029 Notes
$500	4.200%	June 2032	the 2032 Notes
$600	3.000%	June 2033	the June 2033 Notes

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

The indentures governing each series of Notes contain covenants that, among other things, limit our ability and the ability of our subsidiaries to grant liens on our assets and enter into sale and leaseback transactions. In addition, the indentures limit, as applicable, the ability of the Issuer and Guarantors to merge, consolidate or sell, convey, transfer or lease our or their properties and assets substantially as an entirety. The covenants contained in the indentures do not restrict the Company’s ability to pay dividends or distributions to stockholders.

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

SUMMARIZED STATEMENT OF OPERATIONS

Six Months Ended
(In millions)	March 31, 2021

Net sales to unrelated parties	$716.3
Net sales to non-Guarantor Subsidiaries	$452.7
Gross profit	$285.3
Interest expense, net with non-Guarantor Subsidiaries	$(30.5)
Net loss and net loss attributable to the Obligor Group	$(17.9)

SUMMARIZED BALANCE SHEETS

(In millions)	March 31, 2021	September 30, 2020

ASSETS
Total current assets	$336.4	$334.8

Noncurrent amounts due from non- Guarantor Subsidiaries	$313.9	$310.0
Other noncurrent assets (1)	2,070.7	2,096.7
Total noncurrent assets	$2,384.6	$2,406.7

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$1,986.0	$1,520.1
Other current liabilities	557.4	237.9
Total current liabilities	$2,543.4	$1,758.0

Noncurrent amounts due to non- Guarantor Subsidiaries	$2,821.3	$2,821.3
Other noncurrent liabilities	7,594.1	8,633.4
Total noncurrent liabilities	$10,415.4	$11,454.7

(1)	Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,748.2 million and $1,797.2 million as of March 31, 2021 and September 30, 2020, respectively.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Earnings per diluted share	$0.42	$0.57	$0.99	$1.10
COVID-19 relief payments	—	—	0.06	—
Grupo Gondi option	0.06	—	0.06	—
Ransomware recovery costs	0.06	—	0.06	—
Accelerated compensation - former CEO	0.04	—	0.04	—
Restructuring and other items	0.01	0.04	0.03	0.13
Loss on extinguishment of debt	—	—	0.01	—
North Charleston and Florence transition and reconfiguration costs	—	0.06	—	0.11
Accelerated depreciation on major capital projects and certain plant closures	—	0.02	—	0.05
Losses at closed plants, transition and start-up costs	—	0.03	—	0.04
Gain on sale of investment	—	—	(0.05)	—
Gain on sale of sawmill	(0.03)	—	(0.03)	—
MEPP liability adjustment due to interest rates	(0.02)	—	(0.02)	—
Brazil indirect tax claim	—	—	—	(0.09)
Hurricane Michael recovery of direct costs, net	—	—	—	(0.05)
Litigation recovery	—	(0.03)	—	(0.03)
Gain on sale of certain closed facilities	—	(0.02)	—	(0.02)
Other	—	—	—	0.02
Adjusted Earnings Per Diluted Share	$0.54	$0.67	$1.15	$1.26

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

	Three Months Ended March 31, 2021			Six Months Ended March 31, 2021
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

GAAP Results	$144.9	$(30.5)	$114.4	$347.7	$(80.8)	$266.9
COVID-19 relief payments	—	—	—	22.0	(5.4)	16.6
Grupo Gondi option	22.5	(6.7)	15.8	22.5	(6.7)	15.8
Ransomware recovery costs	19.8	(4.9)	14.9	19.8	(4.9)	14.9
Accelerated compensation - former CEO	11.7	—	11.7	11.7	—	11.7
Restructuring and other items	5.2	(1.4)	3.8	12.9	(3.3)	9.6
Losses at closed plants, transition and start-up costs	0.8	(0.2)	0.6	1.2	(0.3)	0.9
Loss on extinguishment of debt	—	—	—	1.1	(0.3)	0.8
Accelerated depreciation on major capital projects and certain plant closures	0.5	(0.2)	0.3	0.7	(0.2)	0.5
Gain on sale of investment	—	—	—	(14.7)	2.1	(12.6)
Gain on sale of sawmill	(16.5)	8.3	(8.2)	(16.5)	8.3	(8.2)
MEPP liability adjustment due to interest rates	(8.1)	2.0	(6.1)	(8.1)	2.0	(6.1)
Gain on sale of certain closed facilities	—	—	—	(0.9)	0.2	(0.7)
Brazil indirect tax claim	—	—	—	(0.9)	0.3	(0.6)
Adjusted Results	$180.8	$(33.6)	$147.2	$398.5	$(89.0)	$309.5
Noncontrolling interests			(1.9)			(2.4)
Adjusted Net Income			$145.3			$307.1

	Three Months Ended March 31, 2020			Six Months Ended March 31, 2020
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

GAAP Results	$206.7	$(57.8)	$148.9	$392.7	$(104.3)	$288.4
Restructuring and other items	16.4	(3.9)	12.5	46.5	(11.6)	34.9
North Charleston and Florence transition and reconfiguration costs	21.8	(5.4)	16.4	37.1	(9.1)	28.0
Accelerated depreciation on major capital projects	5.5	(1.3)	4.2	17.1	(4.2)	12.9
Losses at closed plants, transition and start-up costs	9.1	(2.5)	6.6	13.5	(3.6)	9.9
Multiemployer pension withdrawal expense	0.9	(0.2)	0.7	0.9	(0.2)	0.7
MEPP liability adjustment due to interest rates	—	—	—	0.9	(0.2)	0.7
Loss on extinguishment of debt	0.5	(0.1)	0.4	0.5	(0.1)	0.4
Brazil indirect tax claim	(1.3)	0.3	(1.0)	(35.1)	10.9	(24.2)
Hurricane Michael recovery of direct costs, net	(0.6)	0.2	(0.4)	(16.6)	4.1	(12.5)
Litigation recovery	(11.5)	2.8	(8.7)	(11.5)	2.8	(8.7)
Gain on sale of certain closed facilities	(5.0)	1.2	(3.8)	(5.5)	1.3	(4.2)
Land and Development operating results	—	—	—	(1.3)	0.3	(1.0)
Other	0.8	(0.2)	0.6	5.2	(1.3)	3.9
Adjusted Results	$243.3	$(66.9)	$176.4	$444.4	$(115.2)	$329.2
Noncontrolling interests			(0.8)			(1.8)
Adjusted Net Income			$175.6			$327.4

We discuss certain of these charges in more detail in “Note 3. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: that the extent of COVID-19’s effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, (including the distribution and effectiveness of vaccines) and the direct and indirect economic effects of the pandemic and related containment measures, among others; that our accounting estimates may materially change from period to period due to changing market factors, including those driven by COVID-19; that we will continue to monitor future events, changes in circumstances and the potential impact thereof, including performing interim goodwill impairment assessments, as warranted and that if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material; that we estimate the segment income impact of the lost sales and operational disruption of the ransomware incident on our operations in the second quarter of fiscal 2021 to be approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees; that we estimate that the total insurance claim will be approximately $75 million; that we expect to recover substantially all of the ransomware losses from cyber and business interruption insurance in future periods; that disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds; that we expect to incur some additional recovery costs in the second half of fiscal 2021, albeit at a diminished rate; that we are making information technology investments that we had planned to make in future periods in order to further strengthen our information security infrastructure; that we are taking appropriate actions in response to the findings of the forensics investigation; that we are continuing to advance the maturity and effectiveness of our information security resiliency strategy and capabilities; that we plan to take actions to improve our security monitoring capabilities and enhance the information security within our mills and plants; that for plant closures, we generally expect to record costs for equipment relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term; that we believe that our actions to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment have allowed us to more effectively manage our business; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with withdrawals and that our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; that failure to comply with applicable health and safety laws and regulations could subject us to fines, corrective action or other sanctions and that we do not believe that future compliance with occupational health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows; that complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities; that our compliance initiatives related to environmental laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows; that failure to comply with environmental laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective action or other sanctions; that we believe we have insurance and contractual indemnification rights that may allow us to recover certain defense and other costs at some CERCLA sites; that we believe the liability for the environmental matters was adequately reserved at March 31, 2021; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims; that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously; that it is possible that we could incur significant costs resolving these cases should the volume of litigation grow substantially beyond our expectations; that we do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows but that, in any given period or periods, it is possible such proceedings or matters could have an adverse effect on our results of operations, financial condition or cash flows; our belief that the resolution of certain other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; that the resolution of uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution; that we estimate our exposure to certain guarantees could be approximately $50 million; that we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; that, with respect to the Brazilian indirect tax claim, based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government and, subject to the resolution in the courts, we may record additional amounts in future periods; that we may further modify the WestRock Pandemic Action Plan in the future by, for example, increasing our dividend, changing our capital expenditure assumptions, future estimates or the duration of the planned items; that we expect the actions that we have undertaken and will continue to undertake pursuant to the plan will provide an additional approximately $1 billion in cash through the end of calendar 2021 that we will be able to use to reduce our outstanding indebtedness; that, pursuant to the WestRock Pandemic Action Plan, as modified, we are committed to: (i) continue to protect the safety and well-being of our teammates, (ii) continue to match our supply with our customers’ demand, (iii) reduce discretionary expenses, (iv) use Common Stock to make Company funded 401(k) match and annual contributions (i.e. up to 5% and 2.5%, respectively) beginning July 1, 2020 through September 30, 2021, (v) target reducing fiscal 2021 capital investments to a range of $800 million to $900 million and (vi) resetting our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share; that we expect that our actions under the WestRock Pandemic Action Plan will continue to position us both to sustain our business in a range of economic and market conditions and for long-term success; that we expect the increase in accounts receivable due to the ransomware incident to normalize in the third quarter of fiscal 2021; that we expect to benefit from strong demand for our products during the fiscal third quarter; that our earnings for the fiscal third quarter should increase sequentially as we return to normal business operations and benefit from continued strength in packaging demand and the implementation of previously published price increases; that these items are expected to be partially offset by modest sequential inflation across recycled fiber, chemical and transportation costs; that, in our Corrugated Packaging segment, we expect to take approximately 112,000 tons of scheduled maintenance downtime across our North American containerboard mills; that, in our Consumer Packaging segment, we had approximately 20,000 tons of paperboard shipments that were deferred from the second fiscal quarter to the third fiscal quarter due to the disruptions that we experienced during the second fiscal quarter; that for fiscal 2021, we expect to benefit from the continued flow through of previously published price increases and growth in packaging across our primary end markets, as well as the benefit from completing certain of our strategic capital projects; that we expect our Florence, SC mill to reach full production levels by the end of the fourth quarter of fiscal 2021 and improved margins from our business in Brazil that were negatively impacted in the first half of fiscal 2021 by maintenance and capital outages at the Tres Barras mill; that our short-term incentive payouts for fiscal 2020 were below target and we will continue accruing short-term incentive payouts for fiscal 2021 at a level that is higher than the payout level for fiscal 2020; that given our outlook for earnings and anticipated strong cash flows, we expect to continue to reduce our debt; that the favorable SG&A impact of shelter-in-place orders as a result of COVID-19 and increased levels of bonus and stock-based compensation expense as compared to fiscal 2020 will likely continue to some degree in the near term; that we expect to continue to incur additional costs related to safety, cleaning and other items related to COVID-19 as needed in the foreseeable future; that we continue to believe that we have substantial liquidity to navigate the current dynamic environment and remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity; that we generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility and our estimate of the total cost we expect to incur; that funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations; that we do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms; that the Tres Barras mill upgrade should be completed in the spring of 2021 and begin ramping up production in the second half of fiscal 2021; that at capital investment levels of $800 to $900 million for fiscal 2021, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects and complete our strategic mill projects while also making investments to support productivity and growth in our business but that it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes; that we believe that reduction in our dividend effective May 2020 was prudent given uncertain market conditions driven by COVID-19 and has allowed us to allocate additional cash to pay down our outstanding debt and our short-term goal is to reduce debt and leverage and return capital to stockholders through a competitive annual dividend; that based on our current projections, we expect to utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current fiscal year and that foreign and state net operating losses and credits will be used over a longer period of time; barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our cash tax rate to be slightly higher than our income tax rate in fiscal 2021 and 2022; that based on current facts and assumptions, we expect to contribute approximately $21 million to our U.S. and non-U.S. pension plans in fiscal 2021; that we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our accounts receivable sales agreements, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; and that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

With respect to these statements, we have made assumptions regarding, among other things, developments related to COVID-19, including the severity, magnitude and duration of the pandemic, negative global economic conditions arising from the pandemic, impacts of governments' responses to the pandemic on our operations, impacts of the pandemic on commercial activity, our customers and consumer preferences and demand, supply chain disruptions, and disruptions in the credit or financial markets; our ability to effectively integrate the operations of KapStone; our ability to effectively respond to the ransomware incident; the results and impact of the KapStone Acquisition; economic, competitive and market conditions generally, including the impact of COVID-19; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; and raw material and energy costs.

You should not place undue reliance on any forward-looking statements as these statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to respond effectively to the impact of COVID-19; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions, including the KapStone Acquisition, and the timing thereof, including synergies and performance improvements; our ability to successfully implement capital projects; the possibility of and uncertainties related to planned mill outages or production disruptions; market risk from changes in interest rates and commodity prices; increases in energy, raw materials, shipping and capital equipment costs; the Company’s ongoing assessment of the ransomware incident, adverse legal, reputational and financial effects on the Company resulting from the incident or additional cyber incidents and the effectiveness of the Company’s business continuity plans during the ransomware incident; fluctuations in selling prices and volumes; intense competition; the potential loss of key customers; the impact of the Tax Act; the impact of operational restructuring activities; the impact of economic conditions, including expected price changes, competitive pricing pressures and cost increases; our desire or ability to continue to repurchase Common Stock; environmental liabilities; the cost and other effects of complying with governmental laws and regulations; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter); future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, debt repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the occurrence of severe weather or a natural disaster, or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of the Fiscal 2020 Form 10-K. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2020 Form 10-K for a discussion of certain of the market risks to which we are exposed. There have been no material changes in our exposure to market risk since September 30, 2020.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As previously disclosed on January 23, 2021, we detected a ransomware incident impacting certain of our operational and information technology systems. See “Note 1. Basis of Presentation and Significant Accounting Policies — Ransomware Incident” of the Notes to Condensed Consolidated Financial Statements

for additional information. As a result of the incident, we performed additional tests of controls and manual compensating controls. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1*

Credit Agreement, dated as of February 26, 2021, by and among WRKCo Inc., as Parent, Westrock Company, WRK Luxembourg S.à r.l., WRK International Holdings S.à r.l., Multi Packaging Solutions Limited, WestRock Packaging Systems Germany GmbH and certain additional subsidiaries of WestRock Company from time to time party hereto, as Borrowers, the lenders party thereto, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, Coöperatieve Rabobank U.A., New York Branch, as Joint Lead Arranger and Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, TD Bank, N.A., Bank of America Europe Designated Activity Company, The Bank of Nova Scotia, and ING Bank N.V., Dublin Branch, as Joint Lead Arrangers and Co-Syndication Agents.

Exhibit 10.2*

Amendment No. 3, dated as of March 12, 2021, to the Eighth Amended and Restated Credit and Security Agreement among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Coöperatieve Rabobank, U.A.

Exhibit 22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020).

Exhibit 31.1*	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by David B. Sewell, Chief Executive Officer and President of WestRock Company.

Exhibit 31.2*

Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

Exhibit 32.1#

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David B. Sewell, Chief Executive Officer and President of WestRock Company, and by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

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

WESTROCK COMPANY
(Registrant)

Date:	May 7, 2021	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)