Form 10-Q
period 2021-06-30
WestRock Co
filed 2021-08-09
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 23, 2021
Common Stock, $0.01 par value	267,006,103

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2021	2020	2021	2020

Net sales	$4,816.3	$4,236.3	$13,655.6	$13,107.3
Cost of goods sold	3,886.4	3,466.3	11,223.2	10,723.5
Gross profit	929.9	770.0	2,432.4	2,383.8
Selling, general and administrative, excluding intangible amortization	450.9	390.1	1,327.1	1,234.4
Selling, general and administrative intangible amortization	88.8	99.6	269.3	301.5
Loss (gain) on disposal of assets	1.0	1.0	3.8	(5.9)
Multiemployer pension withdrawal income	—	(2.0)	—	(1.1)
Restructuring and other costs	6.9	9.7	19.8	56.2
Operating profit	382.3	271.6	812.4	798.7
Interest expense, net	(102.5)	(92.4)	(279.8)	(283.2)
Loss on extinguishment of debt	—	(0.6)	(1.1)	(1.1)
Pension and other postretirement non-service income	31.5	25.6	101.4	78.4
Other income (expense), net	6.4	(5.0)	13.8	(9.6)
Equity in income of unconsolidated entities	10.7	—	29.4	8.7
Income before income taxes	328.4	199.2	676.1	591.9
Income tax expense	(77.4)	(19.2)	(158.2)	(123.5)
Consolidated net income	251.0	180.0	517.9	468.4
Less: Net income attributable to noncontrolling interests	(0.9)	(1.5)	(3.3)	(3.3)
Net income attributable to common stockholders	$250.1	$178.5	$514.6	$465.1

Basic earnings per share attributable to common stockholders	$0.94	$0.69	$1.94	$1.80
Diluted earnings per share attributable to common stockholders	$0.93	$0.69	$1.93	$1.79

Basic weighted average shares outstanding	266.5	259.4	264.7	258.9
Diluted weighted average shares outstanding	269.0	260.4	267.0	260.2

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020

Consolidated net income	$251.0	$180.0	$517.9	$468.4
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	143.6	21.6	253.3	(265.5)
Derivatives:
Deferred loss on cash flow hedges	—	(0.7)	(0.1)	(10.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.5	1.0	4.4	2.2
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	7.4	9.0	18.8	26.2
Amortization and settlement recognition of prior service cost, included in pension cost	1.3	1.0	3.4	2.5
Other comprehensive income (loss), net of tax	153.8	31.9	279.8	(244.7)
Comprehensive income	404.8	211.9	797.7	223.7
Less: Comprehensive income attributable to noncontrolling interests	(1.2)	(1.8)	(4.0)	(3.4)
Comprehensive income attributable to common stockholders	$403.6	$210.1	$793.7	$220.3

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	June 30, 2021	September 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$549.8	$251.1
Accounts receivable (net of allowances of $69.6 and $66.3)	2,518.1	2,142.7
Inventories	2,145.6	2,023.4
Other current assets	500.4	520.5
Assets held for sale	9.8	7.0
Total current assets	5,723.7	4,944.7
Property, plant and equipment, net	10,631.3	10,778.9
Goodwill	5,982.7	5,962.2
Intangibles, net	3,418.0	3,667.2
Restricted assets held by special purpose entities	1,262.2	1,267.5
Prepaid pension asset	470.6	368.7
Other assets	1,925.6	1,790.5
Total Assets	$29,414.1	$28,779.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$565.7	$222.9
Accounts payable	1,906.1	1,674.2
Accrued compensation and benefits	612.0	386.7
Other current liabilities	760.2	645.1
Total current liabilities	3,844.0	2,928.9
Long-term debt due after one year	8,106.9	9,207.7
Pension liabilities, net of current portion	295.2	305.2
Postretirement benefit liabilities, net of current portion	152.7	145.4
Non-recourse liabilities held by special purpose entities	1,129.6	1,136.5
Deferred income taxes	2,885.3	2,916.9
Other long-term liabilities	1,527.2	1,490.3
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	2.7	1.3
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 266.9 million and 260.4 million shares outstanding at June 30, 2021 and September 30, 2020, respectively	2.7	2.6
Capital in excess of par value	11,118.4	10,916.3
Retained earnings	1,370.8	1,031.6
Accumulated other comprehensive loss	(1,040.8)	(1,319.9)
Total stockholders’ equity	11,451.1	10,630.6
Noncontrolling interests	19.4	16.9
Total equity	11,470.5	10,647.5
Total Liabilities and Equity	$29,414.1	$28,779.7

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2021	2020	2021	2020

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	265.9	259.2	260.4	257.8
Issuance of common stock, net of stock received for tax withholdings	1.0	0.3	6.5	1.7
Balance at end of period	266.9	259.5	266.9	259.5
Common Stock:
Balance at beginning of period	$2.7	$2.6	$2.6	$2.6
Issuance of common stock, net of stock received for tax withholdings	—	—	0.1	—
Balance at end of period	2.7	2.6	2.7	2.6
Capital in Excess of Par Value:
Balance at beginning of period	11,057.5	10,784.4	10,916.3	10,739.4
Compensation expense under share-based plans	23.4	68.9	74.3	98.4
Issuance of common stock, net of stock received for tax withholdings	38.6	4.3	128.9	19.8
Other	(1.1)	—	(1.1)	—
Balance at end of period	11,118.4	10,857.6	11,118.4	10,857.6
Retained Earnings:
Balance at beginning of period	1,186.0	2,114.4	1,031.6	1,997.1
Adoption of accounting standards (1)	—	—	(3.8)	73.5
Net income attributable to common stockholders	250.1	178.5	514.6	465.1
Dividends declared (per share - $0.24, $0.465, $0.64 and $1.13) (2)	(65.0)	(52.6)	(171.1)	(295.4)
Issuance of common stock, net of stock received for tax withholdings	(0.3)	—	(0.5)	—
Balance at end of period	1,370.8	2,240.3	1,370.8	2,240.3
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,194.3)	(1,419.0)	(1,319.9)	(1,069.2)
Adoption of accounting standards (1)	—	—	—	(73.4)
Other comprehensive income (loss), net of tax	153.5	31.6	279.1	(244.8)
Balance at end of period	(1,040.8)	(1,387.4)	(1,040.8)	(1,387.4)
Total Stockholders’ equity	11,451.1	11,713.1	11,451.1	11,713.1
Noncontrolling Interests: (3)
Balance at beginning of period	18.1	15.6	16.9	14.3
Net income	0.2	1.2	1.4	2.5
Distributions and adjustments to noncontrolling interests	1.1	—	1.1	—
Balance at end of period	19.4	16.8	19.4	16.8
Total equity	$11,470.5	$11,729.9	$11,470.5	$11,729.9

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

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In millions)	2021	2020

Operating activities:
Consolidated net income	$517.9	$468.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,094.9	1,121.4
Cost of real estate sold	—	16.1
Deferred income tax (benefit) expense	(53.6)	16.1
Share-based compensation expense	74.4	98.4
401(k) match and company contribution in common stock	112.8	—
Pension and other postretirement funding more than expense (income)	(82.6)	(60.7)
Gain on sale of sawmill	(16.5)	—
Gain on sale of investment	(16.0)	—
Multiemployer pension withdrawal income	—	(1.1)
Other impairment adjustments	22.6	2.2
Loss (gain) on disposal of plant and equipment and other, net	3.8	(5.5)
Other, net	(73.9)	(33.4)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(333.4)	82.4
Inventories	(130.8)	(70.7)
Other assets	(149.7)	(98.3)
Accounts payable	197.2	(240.1)
Income taxes	70.0	15.7
Accrued liabilities and other	365.3	28.1
Net cash provided by operating activities	1,602.4	1,339.0
Investing activities:
Capital expenditures	(505.4)	(860.2)
Investment in unconsolidated entities	(0.1)	(1.0)
Proceeds from sale of sawmill	58.5	—
Proceeds from sale of investment	29.5	—
Proceeds from sale of property, plant and equipment	4.3	22.5
Proceeds from property, plant and equipment insurance settlement	1.7	2.4
Other, net	26.0	10.9
Net cash used for investing activities	(385.5)	(825.4)
Financing activities:

Proceeds from issuance of notes	—	598.6
Additions to revolving credit facilities	435.0	413.0
Repayments of revolving credit facilities	(355.0)	(478.2)
Additions to debt	258.1	683.1
Repayments of debt	(1,131.5)	(1,195.8)
Repayments of commercial paper, net	—	(9.3)
Other debt additions (repayments), net	16.3	(69.2)
Issuances of common stock, net of related tax withholdings	14.7	16.7
Cash dividends paid to stockholders	(169.8)	(292.6)
Cash distributions paid to noncontrolling interests	(1.4)	(1.4)
Other, net	(7.7)	(17.0)
Net cash used for financing activities	(941.3)	(352.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23.1	(21.6)
Increase in cash, cash equivalents and restricted cash	298.7	139.9
Cash, cash equivalents and restricted cash at beginning of period	251.1	151.6
Cash, cash equivalents and restricted cash at end of period	$549.8	$291.5

	Nine Months Ended
	June 30,
(In millions)	2021	2020

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$140.6	$90.9
Interest, net of amounts capitalized	$212.8	$251.4

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended June 30, 2021

(Unaudited)

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

Note 1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our independent registered public accounting firm has not audited the accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2020 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “Fiscal 2020 Form 10-K”). In the opinion of management, all normal recurring adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included for the interim periods reported.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2020 Form 10-K. The results for the three and nine months ended June 30, 2021 are not necessarily indicative of results that may be expected for the full year.

Reclassifications and Adjustments

Certain amounts in prior periods have been reclassified to conform with the current year presentation.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic (“COVID-19”) continues to evolve. The pandemic has affected our operational and financial performance and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new variants such as Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others.

At June 30, 2021, we evaluated the then current economic environment, including our assessment of the impact of COVID-19, as well as the ransomware incident discussed below, and there were no indicators of impairment of our long-lived assets, including goodwill, that required a quantitative test to be performed. Our estimates involve numerous assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry and global economic factors, interest rate environment and future business strategy. Accordingly, our accounting estimates may materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances and the potential impact thereof, including performing our annual goodwill impairment assessment in the fourth quarter of fiscal 2021. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” in the Fiscal 2020 Form 10-K for additional information regarding the results of, and our methods and assumptions applied to perform, our goodwill impairment testing in fiscal 2020.

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

We estimate the segment income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. We expect to recover substantially all of the ransomware losses from cyber and business interruption insurance in future periods. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds.

In response to the ransomware event, we accelerated information technology investments that we had previously planned to make in future periods in order to further strengthen our information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensics investigation of the ransomware incident and we are taking appropriate actions in response to the findings. For example, in the short-term, we reset all credentials Company-wide and strengthened security tooling across our servers and workstations. Longer term, in collaboration with our strategic partners, we established a roadmap to advance the maturity and effectiveness of our information security and resiliency capabilities. This roadmap includes initiatives to further strengthen our information security posture across the Company, and to enable us to potentially detect, respond to and recover from security and technical incidents in a faster and more effective manner. More specifically, we are progressing projects to bolster our security monitoring capabilities, strengthen our access controls, reduce risks associated with third-parties, and to enhance the information security of our mills and plants.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This ASU simplifies the accounting for income taxes by removing certain exceptions to the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

general principles in Topic 740 under GAAP. This ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022 for us) and interim periods within those fiscal years. Early adoption is permitted. While we are still finalizing our evaluation of the impact of this ASU, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30, 2021
(In millions)	Corrugated Packaging	Consumer Packaging	Intersegment Sales	Total

Primary Geographical Markets
North America	$3,020.9	$1,353.9	$(85.1)	$4,289.7
South America	127.2	17.7	—	144.9
Europe	1.5	285.6	(0.1)	287.0
Asia Pacific	17.5	77.5	(0.3)	94.7
Total	$3,167.1	$1,734.7	$(85.5)	$4,816.3

	Nine Months Ended June 30, 2021
(In millions)	Corrugated Packaging	Consumer Packaging	Intersegment Sales	Total

Primary Geographical Markets
North America	$8,588.2	$3,839.6	$(208.3)	$12,219.5
South America	304.7	63.0	—	367.7
Europe	3.5	800.8	(0.2)	804.1
Asia Pacific	48.6	216.3	(0.6)	264.3
Total	$8,945.0	$4,919.7	$(209.1)	$13,655.6

	Three Months Ended June 30, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$2,632.4	$1,238.4	$—	$(44.8)	$3,826.0
South America	87.8	14.1	—	—	101.9
Europe	0.6	233.8	—	(0.2)	234.2
Asia Pacific	8.0	66.3	—	(0.1)	74.2
Total	$2,728.8	$1,552.6	$—	$(45.1)	$4,236.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended June 30, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$8,187.0	$3,718.8	$18.9	$(137.7)	$11,787.0
South America	296.1	52.9	—	—	349.0
Europe	4.9	731.8	—	(0.2)	736.5
Asia Pacific	32.8	202.3	—	(0.3)	234.8
Total	$8,520.8	$4,705.8	$18.9	$(138.2)	$13,107.3

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

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2020	$185.8	$12.0
Ending balance - June 30, 2021	193.9	22.7
Increase	$8.1	$10.7

Note 3.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $6.9 and $19.8 million for the three and nine months ended June 30, 2021 and $9.7 and $56.2 million for the three and nine months ended June 30, 2020. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restructuring	$7.0	$7.4	$17.7	$40.1
Other	(0.1)	2.3	2.1	16.1
Restructuring and other costs	$6.9	$9.7	$19.8	$56.2

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e. partial or complete plant closures), employee costs due to merger and acquisition-related workforce reductions and voluntary retirement programs in fiscal 2019 and 2020. A partial plant closure may consist of shutting down a machine and/or a workforce reduction.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and nine months ended June 30, 2021 and 2020, the cumulative recorded amount since we started the initiatives and our estimate of the total we expect to incur (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$—	$(0.3)	$—	$2.2	$94.4	$94.4
Severance and other employee costs	0.3	3.2	(0.8)	6.8	51.6	51.6
Equipment and inventory relocation costs	0.7	0.2	0.7	1.5	9.4	9.4
Facility carrying costs	0.3	0.4	1.3	1.4	22.2	23.8
Other costs	(0.1)	0.1	0.4	0.5	3.9	3.9
Restructuring total	$1.2	$3.6	$1.6	$12.4	$181.5	$183.1

Consumer Packaging

Net property, plant and equipment costs	$—	$—	$0.2	$0.5	$35.4	$35.4
Severance and other employee costs	4.2	1.9	10.1	15.0	47.5	47.5
Equipment and inventory relocation costs	0.4	—	0.6	0.1	4.2	4.2
Facility carrying costs	0.5	—	0.5	—	1.6	1.6
Other costs	0.3	1.2	1.9	1.8	20.6	20.6
Restructuring total	$5.4	$3.1	$13.3	$17.4	$109.3	$109.3

Land and Development

Net property, plant and equipment costs	$—	$—	$—	$—	$1.8	$1.8
Severance and other employee costs	—	—	—	—	13.8	13.8
Other costs	—	—	—	—	5.0	5.0
Restructuring total	$—	$—	$—	$—	$20.6	$20.6

Corporate

Severance and other employee costs	$—	0.1	0.9	9.0	$60.3	$60.3
Other costs	0.4	0.6	1.9	1.3	10.6	10.6
Restructuring total	$0.4	$0.7	$2.8	$10.3	$70.9	$70.9

Total

Net property, plant and equipment costs	$—	$(0.3)	$0.2	$2.7	$131.6	$131.6
Severance and other employee costs	4.5	5.2	10.2	30.8	173.2	173.2
Equipment and inventory relocation costs	1.1	0.2	1.3	1.6	13.6	13.6
Facility carrying costs	0.8	0.4	1.8	1.4	23.8	25.4
Other costs	0.6	1.9	4.2	3.6	40.1	40.1
Restructuring total	$7.0	$7.4	$17.7	$40.1	$382.3	$383.9

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

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Acquisition costs	$(0.3)	$(0.2)	$0.4	$0.2
Integration costs	(0.2)	2.5	1.1	15.9
Divestiture costs	0.4	—	0.6	—
Other total	$(0.1)	$2.3	$2.1	$16.1

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our condensed consolidated statements of income (in millions):

	Nine Months Ended
	June 30,
	2021	2020
Accrual at beginning of fiscal year	$17.2	$32.3
Additional accruals	12.1	31.7
Payments	(14.7)	(35.3)
Adjustment to accruals	(2.1)	(1.1)
Foreign currency rate changes and other	(1.8)	—
Accrual at June 30	$10.7	$27.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Nine Months Ended
	June 30,
	2021	2020
Additional accruals and adjustments to accruals (see table above)	$10.0	$30.6
Acquisition costs	0.4	0.2
Integration costs	1.1	15.9
Divestiture costs	0.6	—
Net property, plant and equipment costs	0.2	2.7
Severance and other employee costs	0.4	(0.1)
Equipment and inventory relocation costs	1.3	1.6
Facility carrying costs	1.8	1.4
Other costs	4.0	3.9
Total restructuring and other costs	$19.8	$56.2

Note 4.	Retirement Plans

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

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and the Central States, Southeast and Southwest Areas Pension Plan (“Central States”), and recorded estimated withdrawal liabilities for each. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF’s accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We began making monthly payments (approximately $0.7 million per month for 20 years) for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. We dispute the PIUMPF accumulated funding deficiency demands. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency.

In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency. We believe we are adequately reserved for this matter.

At June 30, 2021 and September 30, 2020, we had recorded withdrawal liabilities of $250.7 million and $252.0 million, respectively, including liabilities associated with PIUMPF accumulated funding deficiency demands.

With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of any such withdrawal liabilities, both individually and in the aggregate, are not material for the remaining plans in which we participate.

Pension and Postretirement Income / Expense

The following table presents a summary of the components of net pension income (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$11.2	$11.9	$38.3	$39.2
Interest cost	47.3	49.7	140.4	149.1
Expected return on plan assets	(92.0)	(90.1)	(276.0)	(271.7)
Amortization of net actuarial loss	9.8	11.4	25.7	35.1
Amortization of prior service cost	2.3	1.9	6.3	5.4
Curtailment loss	—	—	—	0.4
Company defined benefit plan income	(21.4)	(15.2)	(65.3)	(42.5)
Multiemployer pension withdrawal income	—	(2.0)	—	(1.1)
Multiemployer and other plans	0.4	0.3	1.2	1.0
Net pension income	$(21.0)	$(16.9)	$(64.1)	$(42.6)

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

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$0.2	$0.3	$0.8	$1.0
Interest cost	1.5	1.7	4.4	5.3
Amortization of net actuarial loss (gain)	0.2	0.5	(0.4)	0.1
Amortization of prior service credit	(0.6)	(0.7)	(1.8)	(2.1)
Net postretirement cost	$1.3	$1.8	$3.0	$4.3

Employer Contributions

During the three and nine months ended June 30, 2021, we made contributions to our qualified and supplemental defined benefit pension plans of $4.8 million and $15.6 million, respectively, and for the three and nine months ended June 30, 2020, we made contributions of $4.6 million and $17.2 million, respectively.

During the three and nine months ended June 30, 2021, we funded an aggregate of $1.6 million and $4.7 million, respectively, and for the three and nine months ended June 30, 2020, we funded an aggregate of $1.6 million and $5.3 million, respectively, to our other postretirement benefit plans.
Note 5.	Income Taxes

The effective tax rate for the three and nine months ended June 30, 2021 was 23.6% and 23.4%, respectively. The effective tax rate for both periods was impacted by (i) the inclusion of state taxes, (ii) tax expense related to stock-based compensation, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, (iv) tax expense related to remeasurement of deferred taxes as a result of a tax law

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

change in the United Kingdom, partially offset by (v) tax benefit related to the annual domestic federal return-to-provision true-up and (vi) research and development tax credits. In addition, the nine months ended June 30, 2021 was also impacted by tax benefit related to remeasurement of deferred taxes as a result of a state law change.

The effective tax rate for the three and nine months ended June 30, 2020 was 9.6% and 20.9%, respectively. The effective tax rate for both periods was lower than the statutory federal rate primarily due to (i) the annual domestic federal return-to-provision adjustments, (ii) adjustments to certain uncertain tax positions and (iii) research and development tax credits, partially offset by the (iv) inclusion of state taxes, (v) income derived from certain foreign jurisdictions subject to higher tax rates, (vi) the exclusion of tax benefits related to losses recorded by certain foreign operations, and (vii) tax expense related to stock based compensation.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables show selected operating data for our segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales (aggregate):
Corrugated Packaging	$3,167.1	$2,728.8	$8,945.0	$8,520.8
Consumer Packaging	1,734.7	1,552.6	4,919.7	4,705.8
Land and Development	—	—	—	18.9
Total	$4,901.8	$4,281.4	$13,864.7	$13,245.5
Less net sales (intersegment):
Corrugated Packaging	$22.6	$15.3	$63.2	$54.3
Consumer Packaging	62.9	29.8	145.9	83.9
Total	$85.5	$45.1	$209.1	$138.2
Net sales (unaffiliated customers):
Corrugated Packaging	$3,144.5	$2,713.5	$8,881.8	$8,466.5
Consumer Packaging	1,671.8	1,522.8	4,773.8	4,621.9
Land and Development	—	—	—	18.9
Total	$4,816.3	$4,236.3	$13,655.6	$13,107.3
Segment income:
Corrugated Packaging	$321.7	$227.9	$742.0	$755.8
Consumer Packaging	132.0	95.3	305.7	232.3
Land and Development	—	—	—	1.4
Segment income	453.7	323.2	1,047.7	989.5
Gain on sale of certain closed facilities	—	—	0.9	5.5
Multiemployer pension withdrawal income	—	2.0	—	1.1
Restructuring and other costs	(6.9)	(9.7)	(19.8)	(56.2)
Non-allocated expenses	(22.3)	(18.3)	(85.6)	(54.1)
Interest expense, net	(102.5)	(92.4)	(279.8)	(283.2)
Loss on extinguishment of debt	—	(0.6)	(1.1)	(1.1)
Other income (expense), net	6.4	(5.0)	13.8	(9.6)
Income before income taxes	$328.4	$199.2	$676.1	$591.9

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation and amortization:
Corrugated Packaging	$232.8	$233.1	$695.0	$717.0
Consumer Packaging	134.9	131.2	396.0	399.7
Corporate	1.3	1.4	3.9	4.7
Total	$369.0	$365.7	$1,094.9	$1,121.4

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

Note 7.	Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest expense	$(114.0)	$(109.9)	$(314.4)	$(341.2)
Interest income	11.5	17.5	34.6	58.0
Interest expense, net	$(102.5)	$(92.4)	$(279.8)	$(283.2)

Note 8.	Inventories

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

The components of inventories were as follows (in millions):

	June 30, 2021	September 30, 2020
Finished goods and work in process	$944.6	$844.2
Raw materials	835.6	772.7
Spare parts and supplies	535.5	500.3
Inventories at FIFO cost	2,315.7	2,117.2
LIFO reserve	(170.1)	(93.8)
Net inventories	$2,145.6	$2,023.4

Note 9.	Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	June 30, 2021	September 30, 2020
Property, plant and equipment at cost:
Land and buildings	$2,600.2	$2,524.7
Machinery and equipment	15,718.5	15,147.3
Forestlands and mineral rights	127.8	110.8
Transportation equipment	28.4	29.1
Leasehold improvements	106.2	103.6
	18,581.1	17,915.5
Less: accumulated depreciation, depletion and amortization	(7,949.8)	(7,136.6)
Property, plant and equipment, net	$10,631.3	$10,778.9

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10.	Fair Value

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

The nine months ended June 30, 2021, reflect a charge of $22.5 million associated with not exercising an option to purchase an additional equity interest in Grupo Gondi that was recorded in other income (expense), net in the second quarter of fiscal 2021.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, ROU assets related to operating leases, goodwill and other and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 3. Restructuring and Other Costs” for impairments associated with restructuring activities presented as “net property, plant and equipment costs”. During the three and nine months ended June 30, 2021 and 2020, we did not have any significant non-restructuring nonfinancial assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of these accounts receivable sales agreements for the nine months ended June 30, 2021 and June 30, 2020 (in millions):

	Nine Months Ended
	June 30,
	2021	2020
Receivable from financial institution at beginning of fiscal year	$—	$—
Receivables sold to the financial institution and derecognized	(2,011.9)	(1,847.8)
Receivables collected by financial institution	1,939.6	1,844.7
Cash proceeds from financial institution	72.3	3.1
Receivable from financial institution at June 30	$—	$—

Receivables sold under these accounts receivable sales agreements as of the respective balance sheet dates were approximately $661.7 million and $589.4 million as of June 30, 2021 and September 30, 2020, respectively.

Cash proceeds related to the receivables sold are included in cash from operating activities in the condensed consolidated statement of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $2.8 million and $8.5 million for the three and nine months ended June 30, 2021, respectively, and $2.2 million and $10.6 million for the three and nine months ended June 30, 2020, respectively, and is recorded in “other income (expense), net” in the condensed consolidated statements of income. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Note 11.	Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K for additional information on our debt and interest rates on that debt.

The following table shows the carrying value of the individual components of our debt (in millions):

	June 30, 2021	September 30, 2020
Public bonds due fiscal 2022	$399.7	$399.3
Public bonds due fiscal 2023 to 2028	3,777.1	3,773.6
Public bonds due fiscal 2029 to 2033	2,769.6	2,778.9
Public bonds due fiscal 2037 to 2047	178.3	178.6
Term loan facilities	598.9	1,547.6
Revolving credit and swing facilities	330.0	250.0
Finance lease obligations	266.7	274.8
Vendor financing and commercial card programs	106.6	89.8
International and other debt	245.7	138.0
Total debt	8,672.6	9,430.6
Less: current portion of debt	565.7	222.9
Long-term debt due after one year	$8,106.9	$9,207.7

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at June 30, 2021.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The estimated fair value of our debt was approximately $9.6 billion as of June 30, 2021 and $10.4 billion at September 30, 2020. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount as the variable interest rates reprice frequently at observable current market rates.

On August 2, 2021, we issued a notice of redemption pursuant to the indenture governing $400 million of 4.9% bonds due March 2022 with a redemption date of September 10, 2021.

Revolving Credit Facility

On November 21, 2019, we amended our $2.0 billion unsecured revolving credit facility entered into on July 1, 2015 (the “Revolving Credit Facility”) to, among other things, increase the committed principal to $2.3 billion, increase the maximum permitted Debt to Capitalization Ratio (as defined in the credit agreement) to 0.65:1.00 and extend its maturity date to November 21, 2024. A portion of the Revolving Credit Facility may be used to fund borrowings in certain non-U.S. dollar currencies. At June 30, 2021 and September 30, 2020, there were no amounts outstanding under the facility.

Term Loans

At September 30, 2020, there was $648.9 million outstanding on the five-year unsecured term loan we entered into with Wells Fargo, as administrative agent, on March 7, 2018. During the first quarter of fiscal 2021, we paid off the term loan primarily using cash on hand.

On June 7, 2019, we entered into a $300.0 million credit agreement providing for a five-year unsecured term loan with Bank of America, N.A., as administrative agent. The facility was scheduled to mature on June 7, 2024. At September 30, 2020, the outstanding balance of this facility was $300.0 million. In December 2020 and May 2021, we repaid $50.0 million and $250.0 million, respectively, using cash and cash equivalents which resulted in the facility being terminated.

On September 27, 2019, one of our wholly-owned subsidiaries, WestRock Southeast, LLC, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent, that replaced our then-existing facility. The Farm Loan Credit Agreement provides for a seven-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Loan Credit Facility”). At any time, we may increase the principal amount by up to $300.0 million by written notice. The Farm Loan Credit Facility is guaranteed by the Company, WRKCo Inc. and WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”, and together with RKT, the “Guarantor Subsidiaries”). The carrying value of this facility at June 30, 2021 and September 30, 2020 was $598.9 million and $598.7 million, respectively.

Receivables Securitization Facility

On March 12, 2021, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), including extending its maturity to March 11, 2024, establishing the transition to the Secure Overnight Funding Rate at a future date from a blend of the market rate for asset-backed commercial paper and the one-month LIBOR rate plus a credit spread, and revising certain fees. At June 30, 2021 and September 30, 2020, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $700.0 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2021 and September 30, 2020 were approximately $1,275.3 million and $1,128.3 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At June 30, 2021 and September 30, 2020, there were no amounts outstanding under this facility.

European Revolving Credit Facility

On February 26, 2021, we replaced our existing revolving credit facility with Coöperatieve Rabobank U.A., New York Branch, as administrative agent. The amendments included, among other things, increasing the facility to €600.0 million while maintaining the incremental €100.0 million accordion feature. This facility provides for a three-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €600.0 million

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

maturing on February 26, 2024. At June 30, 2021, we had borrowed $330.0 million under this facility and entered into foreign currency exchange contracts of $330.3 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income. At September 30, 2020, we had borrowed $250.0 million under the then-existing facility.

Commercial Paper Program

On December 7, 2018, we established an unsecured commercial paper program with WRKCo Inc. as the issuer. Under the program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At June 30, 2021 and September 30, 2020, there were no amounts outstanding.

Brazil Export Credit Note

On January 18, 2021, we entered into a credit agreement to provide for R$500.0 million of a senior unsecured term loan of WestRock Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. The outstanding amount of the principal will be repaid in equal, semiannual installments beginning on January 19, 2023 until the facility matures on January 19, 2026. The proceeds of the facility are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. Loans issued under the facility will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 2.50%. At June 30, 2021, there was R$500.0 million ($101.1 million) outstanding.

Note 12.	Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $81.3 million and $241.4 million during the three and nine months ended June 30, 2021, respectively. Our total lease cost, net was $78.5 million and $238.6 million during the three and nine months ended June 30, 2020, respectively. We obtained $137.6 million and $88.4 million of ROU assets in exchange for lease liabilities during the nine months ended June 30, 2021 and 2020, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Condensed Consolidated Balance Sheet Caption	June 30, 2021	September 30, 2020

Operating leases:
Operating lease right-of-use asset	Other assets	$695.7	$658.6

Current operating lease liabilities	Other current liabilities	$185.0	$172.7
Operating lease liabilities	Other long-term liabilities	568.9	545.8
Total operating lease liabilities		$753.9	$718.5

Finance leases:
Property, plant and equipment		$143.0	$143.2
Accumulated depreciation		(26.0)	(19.1)
Property, plant and equipment, net		$117.0	$124.1

Current finance lease liabilities	Current portion of debt	$8.8	$9.0
Noncurrent finance lease liabilities	Long-term debt due after one year	257.9	265.8
Total finance lease liabilities		$266.7	$274.8

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

Environmental

We are subject to numerous international, federal, state, local and other environmental laws and regulations, including those governing discharges to air, soil and water; the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes; the investigation and remediation of contamination resulting from historical site operations; and requirements relating to the use of chemicals in packaging. We are also subject to the requirements of environmental permits and similar authorizations issued by various governmental authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

chemicals or hazardous materials require release prevention plans and emergency response procedures. Our compliance initiatives related to these laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows. Failure to comply with environmental laws and regulations, or any permits and authorizations required thereunder, could subject us to fines or other sanctions, corrective action requirements and litigation.

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

As of June 30, 2021, we had $4.6 million reserved for environmental liabilities on an undiscounted basis, of which $1.7 million is included in other long-term liabilities and $2.9 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at June 30, 2021.

Litigation

In July 2021, the PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency. During fiscal 2018, we submitted formal notification to withdraw from the PIUMPF and recorded a liability associated with the withdrawal. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF’s accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We began making monthly payments for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. We dispute the PIUMPF accumulated funding deficiency demands. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency, including interest. See “Note 4. Retirement Plans — MEPPs” of the Notes to Condensed Consolidated Financial Statements for more information regarding our withdrawal liabilities.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2021, there were approximately 1,500 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially beyond our expectations, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have an adverse effect on our results of operations, financial condition or cash flows. At June 30, 2021, we had a $15.2 million estimated liability for these matters.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$698 million ($141 million) as of June 30, 2021, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, that excludes certain penalties, is included in the unrecognized tax benefits table. See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements section in the Fiscal 2020 Form 10-K. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of June 30, 2021, we had recorded $5.6 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019 and 2020, the Supreme Court of Brazil rendered favorable decisions on eight of our cases granting us the right to recover certain state value added tax. The tax authorities in Brazil have filed a Motion of Clarification with the Supreme Court of Brazil. Based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government. Due to the volume of invoices being reviewed (January 2002 to September 2019), we have recorded the estimated recoveries across several periods beginning in the fourth quarter of fiscal 2019 as we have reviewed the documents and the amount has become estimable. In May 2021, the Supreme Court of Brazil judged the Motion of Clarification and concluded on the gross methodology, which was consistent with our evaluation and that of our tax and legal advisors.

In the three months ended June 30, 2020, we recorded a receivable for our expected recovery and interest that consisted primarily of a $4.2 million reduction of cost of goods sold and a $6.0 million reduction of interest expense, net. In the nine months ended June 30, 2021 and 2020, we recorded a receivable for our expected recovery and interest that consisted primarily of a $0.6 million and $27.7 million reduction of cost of goods sold and a $0.3 million and $17.6 million reduction of interest expense, net, respectively. We are monitoring the status of our remaining cases, and subject to the resolution in the courts, we may record additional amounts in future periods.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 14.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding common stock, par value $0.01 per share (“Common Stock”) as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the nine months ended June 30, 2021 and June 30, 2020, we repurchased no shares of Common Stock. As of June 30, 2021, we had approximately 19.1 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended June 30, 2021 and June 30, 2020 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2020	$(5.6)	$(727.7)	$(586.6)	$(1,319.9)
Other comprehensive (loss) income before reclassifications	(0.1)	—	253.0	252.9
Amounts reclassified from accumulated other comprehensive loss	4.4	21.8	—	26.2
Net current period other comprehensive income	4.3	21.8	253.0	279.1
Balance at June 30, 2021	$(1.3)	$(705.9)	$(333.6)	$(1,040.8)

(1)  All amounts are net of tax and noncontrolling interests.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2019	$0.7	$(698.0)	$(371.9)	$(1,069.2)
Other comprehensive loss before reclassifications	(10.1)	—	(265.2)	(275.3)
Amounts reclassified from accumulated other comprehensive loss	2.2	28.3	—	30.5
Net current period other comprehensive (loss) income	(7.9)	28.3	(265.2)	(244.8)
Reclassification of stranded tax effects	—	(73.4)	—	(73.4)
Balance at June 30, 2020	$(7.2)	$(743.1)	$(637.1)	$(1,387.4)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 23% to 24% for the nine months ended June 30, 2021 and 25% to 26% for the nine months ended June 30, 2020. Although we are impacted by the exchange rates of a number of currencies, foreign currency translation adjustments recorded in accumulated other comprehensive loss for the nine months ended June 30, 2021 were primarily due to gains in the Brazilian Real, Canadian dollar, Mexican Peso and British Pound, each against the U.S. dollar. Foreign currency translation adjustments recorded in accumulated other comprehensive loss for the nine months ended June 30, 2020 were primarily due to losses in the Brazilian Real, Mexican Peso, Canadian dollar and Euro, each against the U.S. dollar.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(9.3)	$2.1	$(7.2)	$(11.4)	$2.6	$(8.8)
Prior service costs (2)	(1.6)	0.3	(1.3)	(1.3)	0.3	(1.0)
Subtotal defined benefit plans	(10.9)	2.4	(8.5)	(12.7)	2.9	(9.8)

Derivative Instruments: (1)
Interest rate swap hedge loss (3)	(2.1)	0.6	(1.5)	(1.4)	0.3	(1.1)

Total reclassifications for the period	$(13.0)	$3.0	$(10.0)	$(14.1)	$3.2	$(10.9)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 4. Retirement Plans” for additional details.

(3)  These accumulated other comprehensive income components are included in Interest expense, net.

	Nine Months Ended			Nine Months Ended
	June 30, 2021			June 30, 2020
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(24.1)	$5.7	$(18.4)	$(34.5)	$8.7	$(25.8)
Prior service costs (2)	(4.4)	1.0	(3.4)	(3.3)	0.8	(2.5)
Reclassification of stranded tax effects (3)	—	—	—	—	73.4	73.4
Subtotal defined benefit plans	(28.5)	6.7	(21.8)	(37.8)	82.9	45.1

Derivative Instruments: (1)
Interest rate swap hedge loss (4)	(6.0)	1.6	(4.4)	(0.4)	0.1	(0.3)
Natural gas commodity hedge gain (5)	—	—	—	(2.6)	0.7	(1.9)
Subtotal cash flow hedges	(6.0)	1.6	(4.4)	(3.0)	0.8	(2.2)

Total reclassifications for the period	$(34.5)	$8.3	$(26.2)	$(40.8)	$83.7	$42.9

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common stockholders	$250.1	$178.5	$514.6	$465.1
Less: Distributed and undistributed income available to participating securities	—	—	(0.1)	(0.1)
Distributed and undistributed income available to common stockholders	$250.1	$178.5	$514.5	$465.0

Denominator:
Basic weighted average shares outstanding	266.5	259.4	264.7	258.9
Effect of dilutive stock options and non- participating securities	2.5	1.0	2.3	1.3
Diluted weighted average shares outstanding	269.0	260.4	267.0	260.2

Basic earnings per share attributable to common stockholders	$0.94	$0.69	$1.94	$1.80
Diluted earnings per share attributable to common stockholders	$0.93	$0.69	$1.93	$1.79

Approximately 0.5 million and 4.0 million awards in the three months ended June 30, 2021 and June 30, 2020, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Approximately 0.6 million and 2.2 million awards in the nine months ended June 30, 2021 and June 30, 2020, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

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

OVERVIEW

We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

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

EXECUTIVE SUMMARY

Net sales of $4,816.3 million for the third quarter of fiscal 2021 increased $580.0 million, or 13.7%, compared to the third quarter of fiscal 2020. This increase was primarily due to the impact of higher selling price/mix, higher volumes and favorable foreign currency impacts. Volumes in the third quarter of fiscal 2020 were negatively impacted by COVID-19.

Earnings per diluted share were $0.93 and $0.69 in the three months ended June 30, 2021 and 2020, respectively. Adjusted Earnings Per Diluted Share were $1.00 and $0.76 in the three months ended June 30, 2021 and 2020, respectively. See the discussion and tables under “Non-GAAP Financial Measures” below.

Net cash provided by operating activities in the nine months ended June 30, 2021 and 2020 was $1,602.4 million and $1,339.0 million, respectively, primarily due to $301.5 million of favorable working capital compared to the prior year period, including the payment of certain fiscal 2020 bonuses and the Company’s 401(k) match and annual company contribution (i.e. up to 5% and 2.5%, respectively) in the form of stock, rather than cash, and deferral of certain payroll taxes in connection with the WestRock Pandemic Action Plan. During the nine months ended June 30, 2021, we paid down $758.0 million of debt.

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

We estimate the segment income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. We expect to recover substantially all of the ransomware losses from cyber and business interruption insurance in future periods. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds.

In response to the ransomware event, we accelerated information technology investments that we had previously planned to make in future periods in order to further strengthen our information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensics investigation of the ransomware incident and we are taking appropriate actions in response to the findings. For example, in the short-term, we reset all credentials Company-wide and strengthened security tooling across our servers and workstations. Longer term, in collaboration with our strategic partners, we established a roadmap to advance the maturity and effectiveness of our information security and resiliency capabilities. This roadmap includes initiatives to further strengthen our information security posture across the Company, and to enable us to potentially detect, respond to and recover from security and technical incidents in a faster and more effective manner. More specifically, we are progressing projects to bolster our security monitoring capabilities, strengthen our access controls, reduce risks associated with third-parties, and to enhance the information security of our mills and plants.

Expectations for the Fourth Quarter of Fiscal 2021

For the fourth quarter of fiscal 2021, we expect higher prices, stronger volumes, minimal scheduled maintenance downtime and improved productivity to drive higher sequential earnings. These items are expected to be partially offset by sequentially higher inflation across recycled fiber, virgin fiber and energy costs.

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

During the three and nine months ended June 30, 2021, we recorded $4.2 million and $45.0 million of expense related to COVID-19, including $22.0 million of relief payments to employees in the first quarter of fiscal 2021. The balance was for increased costs for safety, cleaning and other items related to COVID-19. We began tracking the impact of costs related to COVID-19 in the third quarter of fiscal 2020. During the third quarter of fiscal 2020, we provided one-time recognition awards to our teammates who work in manufacturing and operations and recognized expense of $31.6 million for those awards. We also incurred an additional expense of $20.6 million for cleaning, safety supplies and equipment, screening resources and other items related to COVID-19. We expect to continue to incur additional costs related to safety, cleaning and other items related to COVID-19 as needed in the foreseeable future.

We continue to execute our differentiated strategy with financial strength and substantial liquidity, and we continue to adapt to changing market conditions as a result of COVID-19. At June 30, 2021, we had approximately $3.9 billion of availability under long-term committed credit facilities and cash and cash equivalents. We continue to believe that we have substantial liquidity to navigate the current dynamic environment, and remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity.

WestRock Pandemic Action Plan

Given the uncertainties associated with the severity and duration of the pandemic, in May 2020 we announced, and began implementing, the WestRock Pandemic Action Plan. We have modified the WestRock Pandemic Action Plan as the impact of COVID-19 has evolved, and we may further modify it in the future. For example, we increased our dividend during the third quarter of fiscal 2021 and changed our capital expenditure assumptions, in each case as described below, and may change future estimates or the duration of the planned items. We expect that the actions that we have undertaken and will continue to undertake pursuant to the plan will provide an additional approximately $1 billion in cash through the end of calendar 2021 that we will be able to use to reduce our outstanding indebtedness. Pursuant to the WestRock Pandemic Action Plan, as modified, we are committed to: (i) continue to protect the safety and well-being of our teammates, (ii) continue to match our supply with our customers’ demand, (iii) reduce discretionary expenses, (iv) use Common Stock to make Company funded 401(k) match and annual contribution (i.e. up to 5% and 2.5%, respectively) beginning July 1, 2020 through September 30, 2021, (v) target reducing fiscal 2021 capital investments to a range of $800 million to $900 million (up from an initial range of $600 to $800 million), and (vi) resetting our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share, which we did in May 2020. On May 4, 2021, our board of directors declared a quarterly dividend of $0.24 per share, an increase of $0.04 per share, or 20%, from the then existing rate and representing a $0.96 per share annualized dividend. The decision to increase our dividend reflects the confidence we have in our business and our ability to generate strong cash flow, as well as the progress we have made in reducing debt since we began implementing the WestRock Pandemic Action Plan. On July 30, 2021, our board of directors declared a quarterly dividend of $0.24 per share.

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

In fiscal 2020, we achieved more than $350 million of the approximately $1 billion goal set forth in the WestRock Pandemic Action Plan, as modified. As of June 30, 2021, we had achieved more than $800 million of the approximately $1 billion goal. The ultimate level achieved may be lower than the goal due to modifications such as increased capital investments and increased dividends as we modify the WestRock Pandemic Action Plan. We expect that our actions under the WestRock Pandemic Action Plan will continue to position us both to sustain our business in a range of economic and market conditions and for long-term success.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 RESPONSE — WestRock Pandemic Action Plan” in our Fiscal 2020 Form 10-K for additional information.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three and nine months ended June 30, 2021 and June 30, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$4,816.3	$4,236.3	$13,655.6	$13,107.3
Cost of goods sold	3,886.4	3,466.3	11,223.2	10,723.5
Gross profit	929.9	770.0	2,432.4	2,383.8
Selling, general and administrative, excluding intangible amortization	450.9	390.1	1,327.1	1,234.4
Selling, general and administrative intangible amortization	88.8	99.6	269.3	301.5
Loss (gain) on disposal of assets	1.0	1.0	3.8	(5.9)
Multiemployer pension withdrawal income	—	(2.0)	—	(1.1)
Restructuring and other costs	6.9	9.7	19.8	56.2
Operating profit	382.3	271.6	812.4	798.7
Interest expense, net	(102.5)	(92.4)	(279.8)	(283.2)
Loss on extinguishment of debt	—	(0.6)	(1.1)	(1.1)
Pension and other postretirement non-service income	31.5	25.6	101.4	78.4
Other income (expense), net	6.4	(5.0)	13.8	(9.6)
Equity in income of unconsolidated entities	10.7	—	29.4	8.7
Income before income taxes	328.4	199.2	676.1	591.9
Income tax expense	(77.4)	(19.2)	(158.2)	(123.5)
Consolidated net income	251.0	180.0	517.9	468.4
Less: Net income attributable to noncontrolling interests	(0.9)	(1.5)	(3.3)	(3.3)
Net income attributable to common stockholders	$250.1	$178.5	$514.6	$465.1

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2020	$4,423.7	$4,447.3	$4,236.3	$13,107.3	$4,471.5	$17,578.8
Fiscal 2021	$4,401.5	$4,437.8	$4,816.3	$13,655.6
% Change	(0.5)%	(0.2)%	13.7%	4.2%

Net sales in the third quarter of fiscal 2021 increased $580.0 million compared to the third quarter of fiscal 2020. This increase was primarily due to the impact of higher selling price/mix, higher volumes and favorable foreign currency impacts. Volumes in the third quarter of fiscal 2020 were negatively impacted by COVID-19.

Net sales in the nine months ended June 30, 2021 increased $548.3 million compared to the nine months ended June 30, 2020. We experienced higher selling price/mix and higher volumes in the period, excluding the lost sales associated with the ransomware incident and winter weather events in the second quarter of fiscal 2021 (“the Events”) that decreased net sales by $189.1 million. Volumes in the prior year period were negatively impacted by COVID-19, primarily in the third quarter. Additionally, we experienced aggregate favorable foreign currency impacts across our segments. The increase was partially offset by the absence of $18.9 million of Land and Development net sales due to the completion of the monetization program in fiscal 2020. The change in net sales by segment is outlined below in “Results of Operations — Corrugated Packaging Segment” and “Results of Operations — Consumer Packaging Segment”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2020	$3,614.7	$3,642.5	$3,466.3	$10,723.5	$3,658.1	$14,381.6
(% of Net Sales)	81.7%	81.9%	81.8%	81.8%	81.8%	81.8%

Fiscal 2021	$3,648.6	$3,688.2	$3,886.4	$11,223.2
(% of Net Sales)	82.9%	83.1%	80.7%	82.2%

The $420.1 million increase in cost of goods sold in the third quarter of fiscal 2021 compared to the prior year quarter was primarily due to higher volumes, increased cost inflation and other items. In the third quarter of fiscal 2020, we recorded costs of goods sold of $45.0 million associated with COVID-19, including one-time recognition awards to our teammates who work in manufacturing and operations, increased costs for safety, cleaning and other items related to COVID-19 compared to $4.6 million of costs for safety, cleaning and other items related to COVID-19 in the third quarter of fiscal 2021.

The $499.7 million increase in cost of goods sold in the nine months ended June 30, 2021 compared to the prior year period was primarily due to higher volumes, increased cost inflation and other items, including operational disruption associated with the Events and COVID-19 related costs. These items were partially offset by productivity improvements and other items. In the nine months ended June 30, 2020, we received Hurricane Michael-related insurance proceeds of $32.3 million and recorded a reduction of cost of goods sold of $27.7 million in connection with an indirect tax claim in Brazil, primarily in the Corrugated Packaging segment. The Hurricane Michael-related insurance proceeds were for $20.6 million of direct costs and property damage and for $11.7 million for business interruption recoveries. In the nine months ended June 30, 2021, we recorded costs of goods sold of $41.1 million related to COVID-19 primarily for relief payments to employees and increased costs for safety, cleaning and other items related to COVID-19. We did not track and report the impact of COVID-19 in the second quarter of fiscal 2020; therefore, the nine months ended June 30, 2020 includes costs of goods sold of $45.0 million associated with COVID-19, including one-time recognition awards to our teammates who work in manufacturing and operations, increased costs for safety, cleaning and other items related to COVID-19 recorded in the third quarter. We expect to continue to incur additional costs related to safety, cleaning and other items related to COVID-19 as needed in the foreseeable future.

We discuss these items in greater detail below in “Results of Operations — Corrugated Packaging Segment” and “Results of Operations — Consumer Packaging Segment”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2020	$425.7	$418.6	$390.1	$1,234.4	$390.0	$1,624.4
(% of Net Sales)	9.6%	9.4%	9.2%	9.4%	8.7%	9.2%

Fiscal 2021	$417.8	$458.4	$450.9	$1,327.1
(% of Net Sales)	9.5%	10.3%	9.4%	9.7%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization increased $60.8 million in the third quarter of fiscal 2021 compared to the prior year quarter. The increase was primarily due to a $44.8 million increase in bonus and stock-based compensation expense as a result of fiscal 2021 payments projected to be higher than fiscal 2020 payments that were reduced due to the actions we took in fiscal 2020 in connection with the WestRock Pandemic Action Plan discussed above. The increase was partially offset by a $20.7 million decrease in bad debt expense compared to the prior year period.

SG&A excluding intangible amortization increased $92.7 million in the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The increase was primarily due to a $107.3 million increase in bonus and stock-based compensation expense as a result of fiscal 2021 payments projected to be higher than fiscal 2020 payments, and included a $9.6 million acceleration of stock-based compensation in connection with our former Chief Executive Officer in the second quarter of fiscal 2021. In addition, we incurred increased aggregate costs for consulting, professional and legal fees of $16.7 million compared to the prior year period, primarily associated with the ransomware incident. These increases were partially offset by a $30.3 million decrease in bad debt expense compared to the prior year period, as well as a $23.5 million reduction in travel and entertainment associated with prolonged shelter-in-place orders in response to the ongoing effects of COVID-19.

The increased levels of bonus and stock-based compensation expense as compared to fiscal 2020 will likely continue in the fourth quarter of fiscal 2021.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $88.8 million and $99.6 million in the third quarter of fiscal 2021 and 2020, respectively. SG&A intangible amortization was $269.3 million and $301.5 million in the nine months ended June 30, 2021 and June 30, 2020, respectively. The declines were primarily attributable to certain intangibles from prior acquisitions reaching full amortization.

Loss (Gain) on Disposal of Assets

In the three and nine months ended June 30, 2021, we recorded a loss on disposal of assets of $1.0 million and $3.8 million. In the three and nine months ended June 30, 2020, we recorded loss on disposal of assets of $1.0 million and a gain on disposal of assets of $5.9 million, respectively.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $6.9 million and $9.7 million in the third quarter of fiscal 2021 and 2020, respectively, and $19.8 million and $56.2 million in the nine months ended June 30, 2021 and June 30, 2020, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 3. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the third quarter of fiscal 2021 was $102.5 million compared to $92.4 million for the prior year quarter. The increase was primarily due to a $7.7 million increase in interest expense associated with the remeasurement of our multiemployer pension liabilities in the third quarter of fiscal 2021, as well as $6.0 million of interest income recorded in connection with an indirect tax claim in Brazil in the third quarter of fiscal 2020. These increases were partially offset by the impact of lower debt levels in the current year period.

Interest expense, net for the nine months ended June 30, 2021 was $279.8 million compared to $283.2 million for the prior year period. The decrease is primarily due to lower levels of debt in fiscal 2021 compared to the prior year period. Additionally, the prior year period included $17.6 million of interest income recorded in connection with an indirect tax claim in Brazil.

See “Note 13. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Condensed Consolidated Financial Statements for additional information.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the third quarter of fiscal 2021 was $31.5 million compared to $25.6 million for the third quarter of fiscal 2020. Pension and other postretirement non-service income for the nine months ended June 30, 2021 was $101.4 million compared to $78.4 million for the nine months ended June 30, 2020. The increase was primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2021. Customary pension and other postretirement (income) costs are included in segment income. See “Note 4. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for more information.

Other income (expense), net

Other income (expense), net for the third quarter of fiscal 2021 was income of $6.4 million compared to expense of $5.0 million in the third quarter of fiscal 2020.

Other income (expense), net for the nine months ended June 30, 2021 was income of $13.8 million compared to expense of $9.6 million in the prior year period. The nine months ended June 30, 2021 primarily included a $16.5 million gain on sale of the Summerville, SC sawmill and a $16.0 million gain on sale of a legacy cost method investment which were partially offset by a $22.5 million charge associated with not exercising an option to purchase an additional equity interest in Grupo Gondi.

Provision for Income Taxes

We recorded income tax expense of $77.4 million for the three months ended June 30, 2021 compared to $19.2 million for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 was 23.6%, while the effective tax rate for the three months ended June 30, 2020 was 9.6%.

We recorded income tax expense of $158.2 million for the nine months ended June 30, 2021 compared to $123.5 million for the nine months ended June 30, 2020. The effective tax rate for the nine months ended June 30, 2021 was 23.4%, while the effective tax rate for the nine months ended June 30, 2020 was 20.9%.

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

North American Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2020
North American Corrugated Packaging Shipments - thousands of tons	2,591.2	2,618.8	2,504.4	7,714.4	2,504.4	10,218.8
North American Corrugated Containers Shipments - BSF	23.9	23.8	23.2	70.9	24.9	95.8
North American Corrugated Containers Per Shipping Day - MMSF	385.9	371.2	369.3	375.4	388.0	378.6

Fiscal 2021
North American Corrugated Packaging Shipments - thousands of tons	2,519.3	2,485.2	2,582.7	7,587.2
North American Corrugated Containers Shipment - BSF	25.4	24.7	25.3	75.4
North American Corrugated Containers Per Shipping Day - MMSF	416.7	391.5	402.0	403.2

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2020
Brazil / India Corrugated Packaging Shipments - thousands of tons	168.1	182.5	176.4	527.0	185.1	712.1
Brazil / India Corrugated Containers Shipments - BSF	1.7	1.6	1.6	4.9	1.9	6.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	22.9	21.3	21.0	21.7	24.3	22.4

Fiscal 2021
Brazil / India Corrugated Packaging Shipments - thousands of tons	156.8	183.9	194.9	535.6
Brazil / India Corrugated Containers Shipments - BSF	1.8	1.9	1.9	5.6
Brazil / India Corrugated Containers Per Shipping Day - MMSF	23.5	24.5	26.0	24.6

Corrugated Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2020
First Quarter	$2,909.5	$283.4	9.7%
Second Quarter	2,882.5	244.5	8.5
Third Quarter	2,728.8	227.9	8.4
Nine Months Ended June 30, 2020	8,520.8	755.8	8.9
Fourth Quarter	2,898.4	281.9	9.7
Total	$11,419.2	$1,037.7	9.1%

Fiscal 2021
First Quarter	$2,864.5	$215.0	7.5%
Second Quarter	2,913.4	205.3	7.0
Third Quarter	3,167.1	321.7	10.2
Nine Months Ended June 30, 2021	$8,945.0	$742.0	8.3%

(1) Net sales before intersegment eliminations.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales of the Corrugated Packaging segment increased $438.3 million in the third quarter of fiscal 2021 compared to the prior year quarter. The increase primarily consisted of $257.5 million of higher selling price/mix, $175.3 million of higher volumes and $13.9 million of favorable foreign currency impacts. Volumes in the third quarter of fiscal 2020 were negatively impacted by COVID-19. Record third quarter North American per day box shipments during the third quarter of fiscal 2021 increased 8.9% compared to the prior year period.

Net sales of the Corrugated Packaging segment increased $424.2 million in the nine months ended June 30, 2021 compared to the prior year period. The increase primarily consisted of $312.1 million of higher selling price/mix and $143.8 million of higher volumes that was partially offset by $35.2 million of unfavorable foreign currency impacts. Volumes were negatively impacted by $77.0 million and $39.9 million due to the ransomware incident and winter weather, respectively, in the second quarter of fiscal 2021. Volumes in the prior year period were negatively impacted by COVID-19, primarily in the third quarter. Record North American per day box shipments during the nine month period ended June 30, 2021 increased 6.5% compared to the prior year period.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2021 increased $93.8 million primarily due to $257.5 million of margin impact from higher selling price/mix and $40.1 million of higher volumes that were partially offset by an estimated $124.3 million of net cost inflation and a $33.3 million reduction in productivity compared to the prior year period and other items. Net cost inflation consisted primarily of higher freight, energy, recovered fiber, chemical, virgin fiber and wage and other costs. The third quarter of fiscal 2020 included approximately $27.5 million in one-time recognition awards to our manufacturing and operations teammates and increased costs for safety, cleaning and other items related to COVID-19 compared to $2.6 million of increased costs for safety, cleaning and other items related to COVID-19 in the third quarter of fiscal 2021.

Segment income attributable to the Corrugated Packaging segment in the nine months ended June 30, 2021 decreased $13.8 million compared to the prior year period, primarily due to an estimated $282.4 million of net cost inflation, $42.6 million of estimated impact from the ransomware incident, $27.8 million of Hurricane Michael insurance recoveries net of direct costs and $25.1 million of decreased indirect tax claims in Brazil both in the prior year period, $15.9 million of estimated impact from winter weather in the second quarter of fiscal 2021 and other items. These decreases were partially offset by $322.9 million of margin impact from higher selling price/mix on sales, $54.1 million of higher volumes excluding the Events, $22.0 million of lower depreciation and amortization, primarily due to accelerated depreciation incurred in the prior year period associated with the Florence, SC paper machine project and the North Charleston, SC reconfiguration project and other items, including higher segment income related to our North Charleston, SC mill and the Florence, SC mill following last year’s reconfiguration and paper machine projects. Net cost inflation consisted primarily of higher recovered fiber, energy, freight, chemical and wage and other costs that were partially offset by lower virgin fiber compared to the prior year period. The impact of COVID-19 recognition awards to our manufacturing and operations teammates and increased costs for safety, cleaning and other items related to COVID-19 for the nine months ended June 30, 2020 was $27.5 million compared to $24.0 million in the current year period.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2020
Consumer Packaging Shipments - thousands of tons	922.4	987.7	984.5	2,894.6	976.8	3,871.4

Fiscal 2021
Consumer Packaging Shipments - thousands of tons	940.4	913.0	987.4	2,840.8

Consumer Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2020
First Quarter	$1,536.9	$46.2	3.0%
Second Quarter	1,616.3	90.8	5.6
Third Quarter	1,552.6	95.3	6.1
Nine Months Ended June 30, 2020	4,705.8	232.3	4.9
Fourth Quarter	1,627.2	91.4	5.6
Total	$6,333.0	$323.7	5.1%

Fiscal 2021
First Quarter	$1,595.1	$92.5	5.8%
Second Quarter	1,589.9	81.2	5.1
Third Quarter	1,734.7	132.0	7.6
Nine Months Ended June 30, 2021	$4,919.7	$305.7	6.2%

(1) Net sales before intersegment eliminations.

Net Sales (Aggregate) — Consumer Packaging Segment

The $182.1 million increase in net sales for the Consumer Packaging segment for the third quarter of fiscal 2021 compared to the prior year quarter was primarily due to $71.2 million of higher volumes, $71.2 million of higher selling price/mix and $39.7 million of favorable foreign currency impacts. Volumes in the third quarter of fiscal 2020 were negatively impacted by COVID-19.

The $213.9 million increase in net sales for the Consumer Packaging segment for the nine months ended June 30, 2021 compared to the prior year period was primarily due to $105.3 million of higher selling price/mix, $33.8 million of higher volumes and $74.6 million of favorable foreign currency impacts. Volumes were negatively impacted by $40.5 million and $31.7 million due to the ransomware incident and winter weather, respectively, in the second quarter of fiscal 2021. The prior year period was negatively impacted by COVID-19, primarily in the third quarter.

Segment Income — Consumer Packaging Segment

Segment income attributable to the Consumer Packaging segment in the third quarter of fiscal 2021 increased $36.7 million compared to the prior year quarter primarily due to $59.7 million of margin impact from higher selling price/mix, an estimated $48.0 million of productivity improvements and $17.9 million of higher volumes. These items were partially offset by an estimated $76.0 million of net cost inflation and other items. Net cost inflation consisted primarily of higher wage and other costs and higher chemical, freight, energy, recovered fiber and virgin fiber costs. The third quarter of fiscal 2020 included approximately $20.5 million of one-time recognition awards to our manufacturing and operations teammates and increased costs for safety, cleaning and other items related to COVID-19 compared to $1.6 million of increased costs for safety, cleaning and other items related to COVID-19 in the third quarter of fiscal 2021.

Segment income attributable to the Consumer Packaging segment for the nine months ended June 30, 2021 increased $73.4 million compared to the prior year period primarily due to an estimated $105.3 million of productivity improvements, $95.6 million of margin impact from higher selling price/mix, $26.0 million of higher volumes, which excludes the impact of the Events, and other items. These items were partially offset by an estimated $107.6 million of net cost inflation, an estimated $14.1 million impact of winter weather, an estimated $13.3 million impact of the ransomware incident, and other items. Net cost inflation consisted primarily of higher wage and other costs and higher chemical, freight, recovered fiber and energy costs, which were partially offset by lower virgin fiber costs. The impact of COVID-19 recognition awards to our manufacturing and operations teammates and increased costs for safety, cleaning and other items related to COVID-19 for the nine months ended June 30, 2020 was $20.5 million compared to $19.2 million in the current year period.

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

Cash and cash equivalents were $549.8 million at June 30, 2021 and $251.1 million at September 30, 2020. Approximately two-fifths of the cash and cash equivalents at June 30, 2021 was held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At June 30, 2021 and September 30, 2020, total debt was $8,672.6 million and $9,430.6 million, respectively, $565.7 million and $222.9 million of which was short-term at June 30, 2021 and September 30, 2020, respectively. Included in our total debt at June 30, 2021 was $196.6 million of non-cash acquisition-related step-up. Total debt at June 30, 2021 decreased $758.0 million compared to September 30, 2020. Total debt was primarily impacted by net cash provided by operating activities exceeding aggregate capital expenditures and dividends.

At June 30, 2021, we had approximately $3.9 billion of availability under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures on November 21, 2024. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. We have limited debt maturities prior to March 2022. However, on August 2, 2021, we issued a notice of redemption pursuant to the indenture governing $400 million of 4.9% bonds due March 2022 with a redemption date of September 10, 2021. We expect to use cash and cash equivalents to redeem the bonds and record a loss on extinguishment of debt of approximately $9 million.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at June 30, 2021.

At June 30, 2021, we had $64.4 million of outstanding letters of credit not drawn upon.

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

Cash Flow Activity

	Nine Months Ended
(In millions)	June 30,
	2021	2020

Net cash provided by operating activities	$1,602.4	$1,339.0
Net cash used for investing activities	$(385.5)	$(825.4)
Net cash used for financing activities	$(941.3)	$(352.1)

Net cash provided by operating activities during the nine months ended June 30, 2021 increased $263.4 million compared to the nine months ended June 30, 2020, primarily due to $301.5 million of favorable working capital compared to the prior year period, including the payment of certain fiscal 2020 bonuses and the Company’s 401(k) match and annual company contribution (i.e. up to 5% and 2.5%, respectively) in the form of stock, rather than cash, and deferral of certain payroll taxes in connection with the WestRock Pandemic Action Plan.

Net cash used for investing activities of $385.5 million in the nine months ended June 30, 2021 consisted primarily of $505.4 million for capital expenditures that were partially offset by $58.5 million of proceeds from the sale of the Summerville, SC sawmill and $29.5 million of proceeds from the sale of investments. Net cash used for investing activities of $825.4 million in the nine months ended June 30, 2020 consisted primarily of $860.2 million for capital expenditures that were partially offset by $22.5 million of proceeds from the sale of property, plant and equipment.

We started up a new paper machine at our Florence, SC mill in October 2020 and expect to ramp up to full production by the end of fiscal 2021. The Tres Barras mill upgrade project is complete and we expect to ramp up production by the end of the calendar year. We expect fiscal 2021 capital investments to be $800 million to $900 million, which is higher than the estimates that we incorporated into the WestRock Pandemic Action Plan due to investments that we subsequently identified in specific growth projects. At these capital investment levels, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects, and complete our strategic mill projects while also making investments to support productivity and growth in our business. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In the nine months ended June 30, 2021, net cash used for financing activities of $941.3 million consisted primarily of a net decrease in debt of $777.1 million and cash dividends paid to stockholders of $169.8 million. In the nine months ended June 30, 2020, net cash used for financing activities of $352.1 million consisted primarily of cash dividends paid to stockholders of $292.6 million and a net decrease in debt of $57.8 million.

On July 30, 2021, our board of directors declared a quarterly dividend of $0.24 per share. On May 4, 2021, our board of directors declared a quarterly dividend of $0.24 per share, an increase of $0.04 per share, or 20%, from the then existing rate and representing a $0.96 per share annualized dividend. The decision to increase our dividend reflects the confidence we have in our business and our ability to generate strong cash flow, as well as the progress we have made in reducing debt since we began implementing the WestRock Pandemic Action Plan. In May 2021, February 2021 and November 2020, we paid a quarterly dividend of $0.24, $0.20 and $0.20 per share, respectively, compared to $0.20, $0.465 and $0.465 per share in May 2020, February 2020 and November 2019, respectively. We believe that reducing our dividend in May 2020 was prudent given the uncertain market conditions at the time driven by COVID-19 and that the reduction has allowed us to allocate additional cash to pay down our outstanding debt. Our short-term goal has been to reduce debt and leverage and return capital to stockholders through a competitive annual dividend. Longer term, our capital allocation priorities include (i) investing in our business, (ii) consistently growing our dividend, (iii) maintaining our investment grade profile, (iv) pursue tuck-in acquisitions that clearly align to our strategy and generate attractive returns and (v) opportunistic share repurchases.

At June 30, 2021, the U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $78 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize nearly all of the remaining U.S.

federal net operating losses and other U.S. federal credits during the current fiscal year. Foreign and state net operating losses and credits will be used over a longer period of time. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures and other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our cash tax rate to be slightly higher than our income tax rate in fiscal 2021 and fiscal 2022 primarily due to the absence of certain nonrecurring tax credits, the expected release of a non-cash tax reserve and the reduction in capital investments, including the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act.

Our pension plans in the U.S. are overfunded and we have a pension asset of approximately $0.5 billion on our condensed consolidated balance sheet as of June 30, 2021. We made contributions of $15.6 million to our pension and supplemental retirement plans during the nine months ended June 30, 2021. Based on current facts and assumptions, we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2021. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During fiscal 2018, we submitted formal notification to withdraw from PIUMPF and Central States, and recorded estimated withdrawal liabilities for each. We also have liabilities associated with other MEPPs that we, or legacy companies, have withdrawn. Currently, we pay approximately $14 million a year in withdrawal liabilities, excluding accumulated funding deficiency demands. With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liabilities, both individually and in the aggregate, are not material for the remaining plans in which we participate.

At June 30, 2021 and September 30, 2020, we had withdrawal liabilities recorded of $250.7 million and $252.0 million, respectively, including liabilities associated with PIUMPF. See “Note 4. Retirement Plans — MEPPs” of the Notes to Condensed Consolidated Financial Statements section for more information regarding these liabilities. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs” in our Fiscal 2020 Form 10-K.

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

SUMMARIZED STATEMENT OF OPERATIONS

Nine Months Ended
(In millions)	June 30, 2021

Net sales to unrelated parties	$1,135.1
Net sales to non-Guarantor Subsidiaries	$749.0
Gross profit	$459.1
Interest expense, net with non-Guarantor Subsidiaries	$(48.4)
Net loss and net loss attributable to the Obligor Group	$(21.9)

SUMMARIZED BALANCE SHEETS

(In millions)	June 30, 2021	September 30, 2020

ASSETS
Total current assets	$543.2	$334.8

Noncurrent amounts due from non- Guarantor Subsidiaries	$306.0	$310.0
Other noncurrent assets (1)	2,056.7	2,096.7
Total noncurrent assets	$2,362.7	$2,406.7

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$1,894.7	$1,520.1
Other current liabilities	604.8	237.9
Total current liabilities	$2,499.5	$1,758.0

Noncurrent amounts due to non- Guarantor Subsidiaries	$3,437.4	$2,821.3
Other noncurrent liabilities	7,326.3	8,633.4
Total noncurrent liabilities	$10,763.7	$11,454.7

(1)	Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,723.7 million and $1,797.2 million as of June 30, 2021 and September 30, 2020, respectively.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings per diluted share	$0.93	$0.69	$1.93	$1.79
Ransomware recovery costs	0.02	—	0.08	—
COVID-19 relief payments	—	0.09	0.06	0.09
Grupo Gondi option	—	—	0.06	—
Restructuring and other items	0.02	0.03	0.05	0.16
Accelerated compensation - former CEO	—	—	0.04	—
Losses at closed plants, transition and start-up costs	0.01	0.02	0.01	0.06
Loss on extinguishment of debt	—	—	0.01	—
North Charleston and Florence transition and reconfiguration costs	—	0.02	—	0.13
Accelerated depreciation on major capital projects and certain plant closures	—	—	—	0.05
Gain on sale of investment	—	—	(0.05)	—
Gain on sale of sawmill	—	—	(0.03)	—
Brazil indirect tax claim	—	(0.03)	—	(0.12)
Adjustment related to Tax Cuts and Jobs Act	—	(0.06)	—	(0.06)
Hurricane Michael recovery of direct costs, net	—	—	—	(0.05)
Litigation recovery	—	—	—	(0.03)
Gain on sale of certain closed facilities	—	—	—	(0.02)
MEPP liability adjustment due to interest rates	0.02	—	—	—
Other	—	—	—	0.02
Adjusted Earnings Per Diluted Share	$1.00	$0.76	$2.16	$2.02

The as reported in the table below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax expense” and “Consolidated net income”, respectively, as reported on the statements of income. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to common stockholders (represented in the table below as the as reported for Consolidated net income (i.e. Net of Tax) less net income attributable to Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended June 30, 2021			Nine Months Ended June 30, 2021
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

As reported	$328.4	$(77.4)	$251.0	$676.1	$(158.2)	$517.9
Ransomware recovery costs	9.3	(2.2)	7.1	29.1	(7.1)	22.0
COVID-19 relief payments	—	—	—	22.0	(5.4)	16.6
Grupo Gondi option	—	—	—	22.5	(6.7)	15.8
Restructuring and other items	6.9	(1.5)	5.4	19.8	(4.8)	15.0
Accelerated compensation - former CEO	—	—	—	11.7	—	11.7
Losses at closed plants, transition and start-up costs	1.4	(0.3)	1.1	2.6	(0.6)	2.0
Loss on extinguishment of debt	—	—	—	1.1	(0.3)	0.8
Accelerated depreciation on major capital projects and certain plant closures	—	—	—	0.7	(0.2)	0.5
Gain on sale of investment	(1.3)	0.3	(1.0)	(16.0)	2.4	(13.6)
Gain on sale of sawmill	—	—	—	(16.5)	8.3	(8.2)
Gain on sale of certain closed facilities	—	—	—	(0.9)	0.2	(0.7)
Brazil indirect tax claim	—	—	—	(0.9)	0.3	(0.6)
MEPP liability adjustment due to interest rates	7.7	(1.9)	5.8	(0.4)	0.1	(0.3)
Adjusted Results	$352.4	$(83.0)	$269.4	$750.9	$(172.0)	$578.9
Noncontrolling interests			(0.9)			(3.3)
Adjusted Net Income			$268.5			$575.6

	Three Months Ended June 30, 2020			Nine Months Ended June 30, 2020
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

As reported	$199.2	$(19.2)	$180.0	$591.9	$(123.5)	$468.4
Restructuring and other items	9.7	(2.4)	7.3	56.2	(14.0)	42.2
North Charleston and Florence transition and reconfiguration costs	6.3	(1.5)	4.8	43.4	(10.6)	32.8
COVID-19 manufacturing and operations bonus	31.6	(7.7)	23.9	31.6	(7.7)	23.9
Losses at closed plants, transition and start-up costs	5.6	(1.2)	4.4	19.1	(4.8)	14.3
Accelerated depreciation on major capital projects	—	—	—	17.1	(4.2)	12.9
Loss on extinguishment of debt	0.6	(0.2)	0.4	1.1	(0.3)	0.8
MEPP liability adjustment due to interest rates	—	—	—	0.9	(0.2)	0.7
Brazil indirect tax claim	(9.9)	3.3	(6.6)	(45.0)	14.2	(30.8)
Adjustment related to Tax Cuts and Jobs Act	—	(16.4)	(16.4)	—	(16.4)	(16.4)
Hurricane Michael recovery of direct costs, net	0.5	(0.1)	0.4	(16.1)	4.0	(12.1)
Litigation recovery	—	—	—	(11.5)	2.8	(8.7)
Gain on sale of certain closed facilities	—	—	—	(5.5)	1.3	(4.2)
Land and Development operating results	—	—	—	(1.3)	0.3	(1.0)
Other	0.9	(0.3)	0.6	7.0	(1.8)	5.2
Adjusted Results	$244.5	$(45.7)	$198.8	$688.9	$(160.9)	$528.0
Noncontrolling interests			(1.5)			(3.3)
Adjusted Net Income			$197.3			$524.7

We discuss certain of these charges in more detail in “Note 3. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: that the extent of COVID-19’s effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, (including the rate and effectiveness of vaccinations), transmission rates of the virus (including variants such as Delta) and the direct and indirect economic effects of the pandemic and related containment measures, among others; that our accounting estimates may materially change from period to period due to changing market factors, including those driven by COVID-19; that we will continue to monitor future events, changes in circumstances and the potential impact thereof, including performing interim goodwill impairment assessments, as warranted and that if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material; that we expect to recover substantially all of the ransomware losses from cyber and business interruption insurance in future periods; that there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds; that we are making information technology investments that we had planned to make in future periods in order to further strengthen our information security infrastructure; that we are taking appropriate actions in response to the findings of the forensics investigation; that we are continuing to advance the maturity and effectiveness of our information security resiliency strategy and capabilities; that we plan to take actions to improve our security monitoring capabilities and enhance the information security within our mills and plants; that for plant closures, we generally expect to record costs for equipment relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term; that we believe that our actions to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment have allowed us to more effectively manage our business; that we believe that we are adequately reserved in connection with the PIUMPF suit filed in July 2021; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with withdrawals and that our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; that failure to comply with applicable health and safety laws and regulations could subject us to fines, corrective actions or other sanctions and that we do not believe that future compliance with occupational health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows; that complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities; that our compliance initiatives related to environmental laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows; that failure to comply with environmental laws and regulations, or any permits and authorizations required thereunder, could subject us to fines or other sanctions, corrective action requirements and litigation; that we believe we have insurance and contractual indemnification rights that may allow us to recover certain defense and other costs at some CERCLA sites; that we believe the liability for the environmental matters was adequately reserved at June 30, 2021; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims; that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously; that it is possible that we could incur significant costs resolving these cases should the volume of litigation grow substantially beyond our expectations; that we do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows but that, in any given period or periods, it is possible such proceedings or matters could have an adverse effect on our results of operations, financial condition or cash flows; our belief that the resolution of certain other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; that the resolution of uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution; that we estimate our exposure to certain guarantees to be less than $50 million; that we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; that, with respect to the Brazilian indirect tax claim, based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government and, subject to the resolution in the courts, we may record additional amounts in future periods; that we may further modify the WestRock Pandemic Action Plan in the future and may change future estimates or the duration of the planned items; that we expect the actions that we have undertaken and will continue to undertake pursuant to the plan will provide an additional approximately $1 billion in cash through the end of calendar 2021 that we will be able to use to reduce our outstanding indebtedness subject to modifications to the WestRock Pandemic Action Plan for items such as increased capital investments and increased dividends; that, pursuant to the WestRock Pandemic Action Plan, as modified, we are committed to: (i) continue to protect the safety and well-being of our teammates, (ii) continue to match our supply with our customers’ demand, (iii) reduce discretionary expenses, (iv) use Common Stock to make Company funded 401(k) match and annual contributions (i.e. up to 5% and 2.5%, respectively) beginning July 1, 2020 through September 30, 2021, (v) target reducing fiscal 2021 capital investments to a range of $800 million to $900 million and (vi) resetting our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share; that the ultimate level achieved under our Pandemic Action Plan may be lower than the goal due to modifications such as increased capital investments and increased dividends as we modify the WestRock Pandemic Action Plan; that we expect that our actions under the WestRock Pandemic Action Plan will continue to position us both to sustain our business in a range of economic and market conditions and for long-term success; that we expect our earnings for the fourth quarter to increase sequentially; that we expect to benefit from continued strong demand for our products, the implementation of previously published price increases and lower maintenance downtime; that these items are expected to be partially offset by sequential inflation across recycled fiber, virgin fiber and energy costs; that we expect benefit from completing certain of our strategic capital projects;

that we expect our Florence, SC mill to reach full production levels by the end of the fourth quarter of fiscal 2021 that given our outlook for earnings and anticipated strong cash flows, we expect to continue to reduce our debt; that increased levels of bonus and stock-based compensation expense as compared to fiscal 2020 will likely continue in the fourth quarter of fiscal 2021; that we expect to continue to incur additional costs related to safety, cleaning and other items related to COVID-19 as needed in the foreseeable future; that we continue to believe that we have substantial liquidity to navigate the current dynamic environment and remain focused on maintaining our investment grade rating and managing our working capital and taking appropriate actions to ensure our access to necessary liquidity; that we generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility; that funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that we expect to use cash and cash equivalents to redeem the bonds due 2022 and record a loss on extinguishment of debt of approximately $9 million; that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations; that we do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms; that the Tres Barras mill is complete and is expected to ramp up production by the end of the calendar year; that we expect fiscal 2021 capital investments to be $800 to $900 million, and that at these capital investment levels we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects and complete our strategic mill projects while also making investments to support productivity and growth in our business but that it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes; that we believe that reduction in our dividend effective May 2020 was prudent given uncertain market conditions driven by COVID-19 and has allowed us to allocate additional cash to pay down our outstanding debt and our short-term goal is to reduce debt and leverage and return capital to stockholders through a competitive annual dividend; that, longer term, our capital allocation priorities include (i) investing in our business, (ii) consistently growing our dividend, (iii) maintaining our investment grade profile, (iv) pursue tuck-in acquisitions that clearly align to our strategy and generate attractive returns and (v) opportunistic share repurchases; that based on our current projections, we expect to utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current fiscal year and that foreign and state net operating losses and credits will be used over a longer period of time; barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our cash tax rate to be slightly lower than our income tax rate in fiscal 2021 and slightly higher in fiscal 2022; that based on current facts and assumptions, we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2021; that we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our accounts receivable sales agreements, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; and that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

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

You should not place undue reliance on any forward-looking statements as these statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to respond effectively to the impact of COVID-19; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions, including the KapStone Acquisition, and the timing thereof, including synergies and performance improvements; our ability to successfully implement capital projects; the possibility of and uncertainties related to planned mill outages, production or supply chain disruptions; market risk from changes in interest rates and commodity prices; increases in energy, raw materials, shipping and capital equipment costs; the Company’s ongoing assessment of the ransomware incident, adverse legal, reputational and financial effects on the Company resulting from cyber incidents and the effectiveness of the Company’s business continuity plans during a ransomware incident; fluctuations in selling prices and volumes; intense competition; the potential loss of key customers; the impact of the Tax Cuts and Jobs Act; the impact of operational restructuring activities; the impact of economic conditions, including expected price changes, competitive pricing pressures and cost increases; our desire or ability to continue to repurchase Common Stock; environmental liabilities; the cost and other effects of complying with governmental laws and regulations; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter); future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, debt repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the occurrence of severe weather or a natural disaster, or other unanticipated problems, such as labor difficulties or shortages, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of the Fiscal 2020 Form 10-K. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2020 Form 10-K for a discussion of certain of the market risks to which we are exposed. There have been no material changes in our exposure to market risk since September 30, 2020.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

WESTROCK COMPANY
(Registrant)

Date:	August 9, 2021	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)