Form 10-K
period 2021-09-30
WestRock Co
filed 2021-11-19
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2021 (based on the closing price per share as reported on the New York Stock Exchange on such date), was approximately $13,705 million.

As of November 5, 2021, the registrant had 265,001,543 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 2022 are incorporated by reference in Part III.

WESTROCK COMPANY

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries for periods on or after November 2, 2018 and to WRKCo Inc. (formerly known as WestRock Company, “WRKCo”) for periods prior to November 2, 2018.

General

WestRock is a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

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

We report our financial results of operations in the following two reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; and Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations. Prior to the completion of our monetization program in fiscal 2020, we had a third reportable segment, Land and Development, which previously sold real estate, primarily in the Charleston, SC region. Following completion of the monetization of these assets, we ceased reporting the results of the Land and Development segment as a separate segment.

Products

Corrugated Packaging Segment

We are one of the largest integrated producers of linerboard and corrugating medium (“containerboard”), corrugated products and specialty papers (including kraft papers and saturating kraft) in North America measured by tons produced, one of the largest producers of high-graphics preprinted linerboard measured by net sales in North America and one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales. We have integrated corrugated operations in North America, Brazil and India. We believe we are one of the largest paper recyclers in North America and our recycling operations provide substantially all of the recycled fiber that we consume to our containerboard and paperboard mills, as well as to third parties. Our Brazil operations own and operate forestlands that provide virgin fiber to our mill in Brazil.

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

Sales of corrugated packaging products to external customers accounted for 65.4%, 64.6% and 64.2% of our net sales in fiscal 2021, 2020 and 2019, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

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

Sales of consumer packaging products to external customers accounted for 34.6%, 35.3% and 35.7% of our net sales in fiscal 2021, 2020 and 2019, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Land and Development Segment

During fiscal 2020, we completed the monetization of the various real estate holdings that we owned that were concentrated in the Charleston, SC region. Sales in our Land and Development segment to external customers accounted for 0.1% and 0.1% of our net sales in fiscal 2020 and 2019, respectively. See “Note 7. Segment Information” for additional information. Following completion of the monetization of these assets, we ceased reporting the results of the Land and Development segment as a separate segment.

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

Raw Materials

The primary raw materials used by our mill operations are recycled fiber at our recycled containerboard and paperboard mills and virgin fiber from hardwoods and softwoods at our virgin containerboard and paperboard mills. Certain of our virgin containerboard is manufactured with some recycled fiber content. Our overall fiber sourcing for all of our mills is approximately 65% virgin and 35% recycled. See “Item 2. Properties” for additional information. Recycled fiber prices and virgin fiber prices can fluctuate significantly.

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

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and wood by-products (biomass) at times has fluctuated significantly. In our coated and uncoated recycled paperboard mills, we use primarily natural gas and electricity to generate steam used in the paper making process. In our integrated kraft paper mills, we use natural gas, biomass, fuel oil and some coal to generate steam used in the pulping and paper making processes and to generate some or all of the electricity used on site. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. See Item 1. “Business — Governmental Regulation — Environmental” for additional information. See also Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — “Energy” and “Derivative Instruments / Forward Contracts” for additional information regarding our energy consumption.

Transportation

Inbound and outbound freight is a significant cost for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from our facilities to our customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs. We experienced higher freight costs in fiscal 2021 following a decline in fiscal 2020. The principal markets for our products are in North America, South America, Europe, Asia and Australia. See Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”.

Sales and Marketing

None of our external customers individually accounted for more than 10% of our consolidated net sales in fiscal 2021. We generally manufacture our products pursuant to our customers’ orders. We believe that we have good relationships with our customers. See Item 1A. “Risk Factors — We Depend on Certain Large Customers”.

As a result of our vertical integration, our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. During fiscal 2021, approximately two-thirds of our coated natural kraft tons shipped, approximately three-fifths of our coated recycled paperboard tons shipped and approximately one-fifth of our bleached paperboard tons shipped were delivered to our converting operations, primarily to manufacture folding cartons, and approximately four-fifths of our containerboard tons shipped, including trade swaps and buy/sell transactions, were delivered to our converting operations to manufacture corrugated products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills. Excluding the production from Seven Hills and from our Aurora, IL mill, which is converted into book covers and other products, approximately one-third of our specialty recycled paperboard tons shipped in fiscal 2021 were delivered to our converting operations, primarily to manufacture interior partitions. We have the ability to move our internal sourcing among certain of our mills to optimize the efficiency of our operations.

As a result of our broad portfolio of differentiated and sustainable paper and packaging solutions, we serve more than 15,000 customers, including 188 customers who bought at least $1 million from each of our Corrugated Packaging and Consumer Packaging segments in fiscal 2021. We believe that our ability to leverage our full portfolio of differentiated solutions and capabilities enables us to set ourselves apart from our competitors.

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

Governmental Regulation

Health and Safety

Our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures. The health and safety of our teammates is our most important responsibility, and our goal is to create a 100% safe work environment for our team members. Our safety strategy focuses on People, Process, Prevention and Performance. We seek to reduce exposures and eliminate life changing events through engagement, execution of targeted, results-driven activities, and implementing systems that promote continuous improvement. Our commitment to safety is reinforced by our use of the WestRock Safety Excellence Management System, a robust safety program and training curriculum.

We are subject to a broad range of foreign, federal, state and local laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. We have incurred, and will continue to incur, capital expenditures to meet our health and safety compliance requirements, as well as to continually improve our safety systems. We believe that future compliance with occupational health and safety laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows.

The global impact of the COVID-19 pandemic (“COVID-19”) continues to evolve and the extent of its effect on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new variants such as Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others.

On September 9, 2021, the Biden Administration announced a plan directing the Occupational Safety and Health Administration (“OSHA”) to issue an emergency temporary standard (“ETS”) requiring all private employers with 100 or more workers to mandate COVID-19 vaccinations or a weekly test for all employees. The ETS was issued on November 5, 2021. On November 12, 2021, the U.S. Court of Appeals for the Fifth Circuit issued an order staying enforcement and implementation of the ETS. We are assessing the anticipated requirements and monitoring future developments. We cannot currently assess the impact it will have on our results of operations, financial condition or cash flows and it is possible that the operational impact and cost of compliance with the ETS may be substantial. See Item 1A. “Risk Factors — Our Business Has Been, and Will Continue to Be, Impacted by the Outbreak of the COVID-19 Novel Coronavirus”.

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

Environmental

Environmental compliance requirements are a significant factor affecting our business. We employ manufacturing processes that involve discharges to water, air emissions, water intake and waste handling and disposal activities. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Our integrated chemical pulping mills in the U.S. and Brazil are subject to numerous and more complex environmental programs and regulations, but all of our manufacturing facilities have environmental compliance obligations. We have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures to comply with applicable environmental laws and regulations, including, for example, projects to replace and/or upgrade our air pollution control devices, wastewater treatment systems, and other environmental infrastructure. Changes in these laws, as well as litigation relating to these laws, could result in more stringent or additional environmental compliance obligations for the Company that may require additional capital investments or increase our operating costs.

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

We face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental contamination exists, as well as the owners of those sites and certain other classes of persons, are liable for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other potentially responsible parties (“PRPs”) and costs are commonly allocated according to relative amounts of waste deposited and other factors.

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws, including CERCLA. Based on information known to us and assumptions, we do not believe that the costs of these investigation and remediation projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations, including natural resources damages at these or other sites in the future, could impact our results of operations, financial condition or cash flows.

We believe that we can assert claims for indemnification pursuant to existing rights we have under certain purchase and other agreements in connection with certain remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

See Item 1A. “Risk Factors — We are Subject to a Wide Variety of Laws, Regulations and Other Requirements That are Subject to Change and May Impose Substantial Compliance Costs”.

We estimate that we will invest approximately $21 million for capital expenditures during fiscal 2022 in connection with matters relating to environmental compliance. It is possible that our capital expenditure assumptions and project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering projects or changes in environmental laws and regulations.

Climate Change

Some of our paper mills, our most energy-intensive manufacturing facilities, burn renewable biomass to generate more than 60 percent of their energy needs based on overall fuel mix. Most of these facilities also self-generate the steam and power needed for their manufacturing processes using combined heat and power or “cogeneration” systems. Our recycling operations help to divert approximately seven to eight million tons of paper and packaging from landfills where it would otherwise degrade and release greenhouse gases in the form of methane. Our fiber procurement activities create economic incentives for landowners and family tree farmers to maintain their holdings as working forests that sequester carbon and provide many other environmental benefits, including protection for fresh water supplies and habitats for diverse species of plants and animals.

In 2015, we established a goal to reduce our Scope 1 and Scope 2 greenhouse gas emissions per ton of production by 20% from a 2015 baseline by 2025. As of our September 30, 2020 reporting, we achieved a 14% reduction of greenhouse gas (“GHG”) per ton of production and an absolute reduction of 22% from our baseline. We have accomplished GHG reductions in our business primarily by displacing coal with natural gas and investing in new biomass boilers at our Covington, VA and Demopolis, AL mills. In June 2021, the Company announced that it will be working with the Science Based Targets initiative (“SBTi”) to set a new GHG emissions reduction target that is aligned with current climate science.

Our Executive Leadership Team is actively involved in setting and executing our sustainability strategy, including climate-related initiatives such as setting a science-based GHG target. Board-level oversight of climate-related and other corporate sustainability matters resides with the Nominating & Governance Committee of the Company’s Board of Directors. The corporate sustainability team works with the Company’s operational and functional groups to incorporate sustainability and climate objectives into operations. The team also oversees the development of our sustainability report, which includes data on performance against climate-related targets. The corporate sustainability team reports to the President, Innovation, Commercial & Sustainability, who reports to the Chief Executive Officer.

Addressing issues related to climate change presents opportunities for our business. For example, we produce renewable energy and generate renewable energy credits (“RECs”) at our integrated kraft mills. We have sold RECs in the past and may sell them in the future. The RECs we generate are flexible, market-based tools that support the renewable energy market. Our recycling activities also may present the opportunity to generate offsets that could be used to meet climate-related obligations for ourselves or others.

Climate change also presents potential risks and uncertainties for us. With respect to physical climate risks, our manufacturing operations may be impacted by weather-related events, such as hurricanes and floods, potentially resulting in lost production, supply chain disruptions and increased material costs. Unpredictable weather patterns also may impact virgin fiber supplies and prices, which may fluctuate during prolonged periods of heavy rain or drought. On the other hand, changes in climate also could result in more accommodating weather patterns for greater periods of time in certain areas, which may create favorable fiber market conditions. We incorporate a review of meteorological forecast data into our fiber procurement decisions and strategies. To the extent that climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our financial results of operations.

Responses to climate change may result in regulatory risks as new laws and regulations aimed at reducing GHG emissions come into effect. These rules and regulations could take the form of cap-and-trade, carbon taxes, or GHG reductions mandates for utilities that could increase the cost of purchased electricity. New climate rules and regulations also may result in higher fossil fuel prices or fuel efficiency standards that could increase transportation costs. Certain jurisdictions in which we have manufacturing facilities or other investments have already taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have facilities subject to existing GHG permitting and reporting requirements, the impact of these requirements has not been material to date.

In addition to these national efforts, some U.S. states in which we have manufacturing operations, including Washington, New York and Virginia, are taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and-trade programs. In addition, several of our international facilities are located in countries that have already adopted GHG emissions trading programs. Other countries in which we conduct business, including China, European Union member states and India, have set GHG reduction targets in accordance with the agreement signed in April 2016 among over 170 countries that established a framework for reducing global GHG emissions (also known as the “Paris Agreement”), which became effective in November 2016 and to which the United States formally rejoined in February 2021.

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

We deliver our fiber-based packaging solutions by way of our core purpose, Connecting People to Products®.

WestRock is an example of the circular economy in action, from the renewable resources we use to manufacture our paperboard, to the recyclable packaging we make for our customers. Our recycling operations bring the process full circle by collecting recovered fiber that is used by our own paper mills and by others to produce new paper products. We have a long history of recycling and are one of the largest recyclers in the paper industry. We recover approximately seven to eight million tons annually of paper and other recyclable materials that might otherwise go into landfills.

All of our North American virgin fiber sourcing regions are certified to the Sustainable Forestry Initiative (SFI®) Fiber Sourcing standard. Our forestland in Brazil is certified to the Brazilian Forest Certification Programme (CERFLOR®), the Programme for the Endorsement of Forest Certification (PEFC®) and the Forest Stewardship Council (FSC®). To provide traceability for the virgin fiber used in our operations, we have certified more than 95 percent of our wholly owned, fiber-based manufacturing facilities to three, internationally recognized chain-of-custody standards: SFI®, PEFC® and FSC®.

WestRock has been recognized for our sustainability efforts through, among other things, industry award programs and inclusion in the Dow Jones World and North American Sustainability Indices and the FTSE 4 Good index. We are committed to our vision of Imagining and Delivering on the Promise of a More Sustainable Future to create long-term value for our people, communities, customers and the planet.

Patents and Other Intellectual Property

We hold a substantial number of foreign and domestic trademarks, trademark applications, trade names, patents, patent applications and licenses relating to our business, our products and our production processes. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. Our portfolio also includes exclusive rights to substantial proprietary packaging system technology in the U.S. and other licenses obtained from a third-party. Our brand name and logo, and certain of our products and services, are protected by domestic and foreign trademark rights. Our patents, trademarks and other intellectual property rights, particularly those relating to our converting operations, are important to our operations as a whole. Our intellectual property has various expiration dates.

Employees

At September 30, 2021, we employed approximately 49,900 people, of which approximately 78% were located in the U.S. and Canada and 22% were located in Europe, South America, Mexico and Asia Pacific. Of the approximately 49,900 employees, approximately 71% were hourly and 29% were salaried. Approximately 56% of our hourly employees in the U.S. and Canada are covered by collective bargaining agreements (“CBAs”), which typically have four to six-year terms. Approximately 26% of those employees covered under CBAs are operating under agreements that expire within one year and approximately 16% of those employees are working under expired contracts.

While we have experienced isolated work stoppages in the past, we have been able to resolve them, and we believe that working relationships with our employees are generally good. While the terms of our CBAs vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered.

In December 2019, the United Steelworkers Union (“USW”) ratified a new master agreement that applies to substantially all of our U.S. facilities represented by the USW. The agreement has a four-year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing, and safety. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. The master agreement permits us to apply its terms to USW employees who work at facilities we acquire during the term of the agreement, including most former MeadWestvaco Corporation, KapStone and other acquired facilities. The master agreement covers approximately 65 of our U.S. operating locations and approximately 8,900 of our employees.

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

Nevertheless, the market for both hourly workers and professional workers was particularly challenging in fiscal 2021 and we expect that the market for both hourly workers and professional workers will remain challenging at least through fiscal 2022. See Item 1A. “Risk Factors — We Operate in a Challenging Market for Talent and May Fail to Attract, Motivate, Train and Retain Qualified Personnel, Including Key Personnel”.

Culture

WestRock’s culture is grounded in our values:

▪	Integrity – being honest and ethical, doing the right thing
▪	Respect – treating one another with respect, and earning the respect of teammates, customers, suppliers through our actions
▪	Accountability – being responsible for our work and to our team. Collectively contributing to the success of our company and our customers
▪	Excellence – striving to perform at the highest levels – for ourselves, our customers, investors and communities

At the core of our employee listening systems is our bi-annual engagement survey, which is augmented with employee pulse checks after hire and promotion, and exit interviews/surveys. These pulse checks/surveys enable us to gather feedback directly from our workforce to inform our programs and employee needs globally. Approximately 86% of team members globally participated in our fiscal 2021 WestRock engagement survey, which covers topics such as company strategy and direction, leadership, inclusion, safety, culture, pay and benefits, and learning and development.

Safety

The health and safety of our teammates is our most important responsibility, and our goal is to create a 100% safe work environment for our team members. Throughout the COVID-19 crisis, we have remained focused on protecting the health and safety of our team members while meeting the needs of our customers. Shortly after the outset of COVID-19, we were an early adopter of enhanced safety measures and practices across our facilities to protect employee health and safety and ensure a reliable supply of essential products to our customers. We monitor and track the impact of the pandemic on our teammates and within our operations, and proactively modify or adopt new practices to promote their health and safety.

We implemented a wide variety of measures to protect the health and well-being of our employees, suppliers, and customers during the COVID-19 pandemic. We made substantial modifications to travel policies and implemented office and manufacturing protocols to include quarantine, cleaning and sanitizing, and childcare support. We reconfigured manufacturing processes and lines to create distance and improved ventilation, where needed. We also provided on-site flu and COVID vaccination clinics and extended our existing Employee Assistance Program and other community resources to help with personal and family care. See Item 1. “Business — Governmental Regulation — Health & Safety” for more information on safety.

Diversity, Inclusion, Equity and Belonging

Our Diversity, Inclusion, Equity and Belonging objective is to be a company where each of us genuinely belongs, is respected and valued, and can do our best work, and where diversity, inclusion and equity are competitive advantages.

At September 30, 2021, 21% of our global workforce was comprised of females and 33% of our U.S. based workforce was comprised of people of color. Our board of directors includes four females (representing 36% of directors) and one person of color (representing 9% of directors). We have implemented a multi-year Diversity, Inclusion, Equity and Belonging action plan that we expect will increase our workforce diversity, advance inclusion, equity and belonging at all our locations, accelerate the development and career movement of diverse talent and ensure diverse succession plans such that we continue to create future opportunities for all of our teammates. For instance, in October 2020, management recommended, and the board of directors approved, several actions aimed at increasing our diversity and advancing our inclusive environment. One program that has contributed to our overall progress involves the internal and external posting of our open positions and the inclusion of female and racially or ethnically diverse candidates on our recruitment slates. In addition, we adopted an approach where new management-supported director nominees and chief executive officers recruited from outside WestRock are chosen by the board of directors. We set a four-year goal for gender and ethnic representation that aligns with our long-term expectations for creating a truly diverse and inclusive organization – one that reflects our customers and communities.

We included a diversity, inclusion, equity and belonging modifier in our fiscal 2021 short-term incentive plan for our top 12 executives. The modifier was tied to the achievement of certain performance measures under our Diversity, Inclusion, Equity and Belonging action plan. We expect the diversity, inclusion, equity and belonging modifier to be applied to approximately 100 of our top executives and leaders in fiscal 2022.

In collaboration with organizations, such as the Executive Leadership Council, Pathways and Signature, we are providing external development opportunities for our diverse talent. To connect and develop team members within WestRock, we support highly engaged resource groups for early in career, women, racial and ethnic minorities, military, people with different abilities, or who identify as LGBTQI+, where team members can go for support, networking, and community-building.

We conduct pay equity analyses annually in the U.S., Great Britain and France to help identify any unsupported distinctions in pay between team members of different races, gender and/or age, as permitted by local law. We adjust base pay, where appropriate.

Talent Attraction, Retention and Development

During fiscal 2021, we continued investing in people, programs and systems to meet the increased talent demand in a dynamic marketplace. We have expanded our relationships with Historically Black Colleges and Universities, the National Association of Manufacturers and other partners and associations. To retain critical operational talent in hyper labor markets and businesses, we have restructured work schedules, updated work rules, and provided retention bonuses, where needed.

To ensure team members get off to a fast start, we provided new employee orientations to over 10,000 new hires in fiscal 2021, covering a range of topics including company values, culture, diversity and inclusion and Standards of Business Conduct. In fiscal 2021, WestRock launched our on-line learning library with over 1,000 courses in five languages, and with over 200 playlists by topic area or experience/skill set.

We invest in our senior leadership through a leadership excellence program, and developed new front-line management pilot programs to be launched in fiscal 2022. Commercial team members participate in an assessment and development workshop which focuses on the capabilities needed today and tomorrow, ensuring we are able to anticipate and meet our customers’ changing requirements. We continue to invest in our technical development curriculum with a focus on building the best technical, engineering, operational talent.

Focused on our core company values, all team members complete required learning programs like Standards of Business Conduct, Privacy, and preventing harassment courses.

International Operations

Our operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe, Asia and Australia. Sales attributable to non-U.S. operations were 18.5%, 17.7% and 18.2% of our net sales in fiscal 2021, 2020 and 2019, respectively, some of which were transacted in U.S. dollars. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We are Exposed to Risks Related to International Sales and Operations”.

Available Information

Our Internet address is www.westrock.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements (and any amendments thereto) and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website our board committee charters, as well as the corporate governance guidelines adopted by our board of directors, our Code of Conduct for employees, our Code of Conduct and Ethics for the Board of Directors and our Code of Ethical Conduct for Chief Executive Officer (“CEO”) and Senior Financial Officers. Any amendments to, or waiver from, any provision of these codes that are required to be disclosed will be posted on our website. We will also provide copies of these documents, without charge, at the written request of any stockholder of record. Requests for copies should be mailed to: WestRock Company, 1000 Abernathy Road NE, Atlanta, Georgia 30328, Attention: Corporate Secretary.

Forward-Looking Information

This report contains statements that relate to future, rather than past, events. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements made in this report often address our expected future business and financial performance and financial conditions, and often contain words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods. Forward-looking statements are based on currently available information and our current expectations, beliefs, plans or forecasts, and include statements made in this report regarding, among other things:

•

that the global impact of COVID-19 continues to evolve and the extent of its effect on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new variants such as Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others;

•

our expectation that the actions we have undertaken and will continue to undertake pursuant to the WestRock Pandemic Action Plan will provide an additional $1 billion in cash through the end of calendar 2021 that we will be able to use to reduce our outstanding indebtedness;

•	our expectation to pay the deferred employment taxes under the CARES Act as required, 50% by December 2021 and the remaining 50% by December 2022;
•	that we are continuing to focus on the protection, safety and well-being of our teammates during COVID-19 and continuing to match our supply with our customers’ demand;
•	the confidence we have in our business and our ability to generate strong cash flows;
•

that in the first quarter of fiscal 2022, we expect a sequential decline in net sales and earnings from the fourth quarter of fiscal 2021 reflecting the normal season sequential volume declines in many of our businesses and scheduled mill maintenance outages;

•

that in the first quarter of fiscal 2022, we expect lower volume with three fewer shipping days during the first quarter of fiscal 2022, although in line with shipping days in the first quarter of fiscal 2021;

•

that in the first quarter of fiscal 2022, we expect that due to delays in mill maintenance in fiscal 2021 for items such as COVID-19 and the Ransomware Incident, we expect approximately 200,000 tons of maintenance downtime, the peak maintenance outage period for fiscal 2022;

•

that in the first quarter of fiscal 2022, we expect sequential cost inflation driven primarily by higher natural gas, transportation, and recycled and virgin fiber costs along with increased health insurance costs prior to the annual reset of employee deductibles. However, we expect the flow through of the previously published price increases we are implementing to more than offset inflation;

•	that in fiscal 2022, we expect solid demand across most of our end markets and continued flow through of the previously published price increases;
•

that in fiscal 2022, we expect record sales and operating profit despite continued commodity input cost inflation and productivity unavoidably affected by supply chain challenges and higher labor costs that may persist through the fiscal year;

•

that in fiscal 2022, we expect the implementation of previously published price increases will outpace inflation despite our expectation for higher recycled fiber, energy, virgin fiber, chemical and transportation costs;

•	that in fiscal 2022, we expect to benefit from the fiscal 2021 completion of strategic investments such as the new paper machine at our Florence, SC mill and our Tres Barras mill upgrade;
•	that in fiscal 2022, we expect our planned mill maintenance outage schedule will be approximately 100,000 tons higher than in fiscal 2021;
•	the possibility that the operational impact and cost of compliance with the ETS may be substantial;
•	that we expect to continue to incur expenses for cleaning, safety supplies and equipment, screening resources and other items related to COVID-19 as needed in the future;
•

our belief that our payment terms will not be shortened significantly in the near future, and that we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms;

•	that we have sold RECs in the past and may sell them in the future;
•	the Company will be working with the Science Based Targets initiative to set a new GHG emissions reduction target that is aligned with current climate science;
•	our belief that we are one of the largest paper recyclers in North America;
•	our belief that we are the largest manufacturer of solid fiber partitions in North America measured by net sales;
•	our belief that we would be able to source significant replacement quantities from other suppliers in the event we incur production disruptions for recycled or virgin containerboard and paperboard;
•	our belief that we have good relationships with our customers;
•	our belief that our ability to leverage our full portfolio of differentiated solutions and capabilities enables us to set ourselves apart from our competitors;
•	our belief that we compete effectively on price, design, product innovation, quality, service and sustainability;
•	our belief that future compliance with occupational health and safety laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows;
•	that responses to climate change may result in regulatory risks as new laws and regulations aimed at reducing GHG emissions come into effect, that these rules and regulations could take the form of cap-and-trade, carbon taxes or GHG reductions mandates for utilities that could increase the cost of purchased electricity and that new climate rules and regulations also may result in higher fossil fuel prices or fuel efficiency standards that could increase transportation and other operating costs;

•

our belief that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will not have a material adverse effect on our results of operations, financial condition or cash flows;

•

our belief that the costs associated with investigations and remediation projects under various environmental laws and regulations, including CERCLA, will not have a material adverse effect on our results of operations, financial condition or cash flows but that the discovery of contamination or the imposition of additional obligations, including natural resources damages at these or other sites in the future, could impact our results of operations, financial condition or cash flows;

•

our belief that we can assert claims for indemnification pursuant to existing rights we have under certain purchase and other agreements in connection with certain remediation sites and that we have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters;

•

that compliance with climate programs may require future expenditures to meet GHG emission reduction obligations in future years, that such obligations may include carbon taxes, the requirement to purchase GHG credits, or the need to acquire carbon offsets and that we may be required to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas;

•	that our businesses are likely to continue experiencing cycles relating to industry capacity and general economic conditions;
•	our belief that working relationships with our employees are generally good;
•	we expect the diversity, inclusion, equity and belonging modifier to be applied to approximately 100 of top executives and leaders in fiscal 2022;
•	as our business evolves, we will remain focused on having the right human capital capabilities, systems and processes in place to support our strategy;
•	that we expect that the market for both hourly workers and professional workers will remain challenging at least through fiscal 2022;
•

our expectation that among the benefits we expect from potential, as well as completed, acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do;

•

our expectation that we will continue to incur, significant capital, operating and other expenditures to comply with applicable environmental laws and regulations, including, for example, projects to replace and/or upgrade our air pollution control devices, wastewater treatment systems, and other environmental infrastructure;

•

our expectation that changes in environmental laws, as well as litigation relating to these laws, could result in more stringent or additional environmental compliance obligations for the Company that may require additional capital investments or increase our operating costs;

•	that we may form additional joint ventures;

•

our belief that of the certain multiemployer pension plans (“MEPP” or “MEPPs”) in which we participate or have participated, including Pace Industry Union-Management Pension Fund (“PIUMPF”), have material unfunded vested benefits;

•	our belief that we are adequately reserved for the PIUMPF withdrawal liabilities, including liabilities associated with PIUMPF’s accumulated funding deficiency demands;
•	that we may withdraw from other MEPPs in the future;
•	our belief that our existing production capacity is adequate to serve existing demand for our products and that our plants and equipment are in good condition;
•	our belief that the resolution of lawsuits and claims will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows;
•	that we expect to continue to evaluate potential acquisitions similar to those completed in the past, although the size of individual acquisitions may vary;
•	our belief that our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance;
•

our general expectation that the integration of a closed facility’s assets and production with other facilities will enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility;

•	that it is likely that we will engage in future restructuring activities;
•

our expectation that funding for our domestic operations in the foreseeable future to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities, and that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations;

•

that with the completion of certain of our strategic projects in fiscal 2021, including the paper machine at our Florence, SC mill and the Tres Barras mill upgrade project, we expect capital expenditures of $1.0 billion in fiscal 2022; that at this level of capital investment, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects while also making investments to support productivity and growth in our business; but that it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes;

•	our estimation that we will invest approximately $21 million for capital expenditures during fiscal 2022 in connection with matters relating to environmental compliance;
•

that based on current projections, we expect to utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current fiscal year and that foreign and state net operating losses and credits will be used over a longer period of time;

•

that, barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect that our fiscal 2022 cash tax rate will be slightly lower than our income tax rate. Our cash tax rate in fiscal 2023 and 2024 will be driven slightly higher than our income tax rate primarily due to the absence of certain nonrecurring tax credits, the expected release of a tax reserve and the reduction in capital investments including the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act;

•	that, based on current facts and assumptions, we expect to contribute approximately $25 million to our U.S. and non-U.S. pension plans in fiscal 2022;
•

that, based on current facts and assumptions, including future interest rates, we estimate that minimum pension contributions to our U.S. and non-U.S. pension plans will be in the range of approximately $23 million to $24 million annually in fiscal 2023 through 2026;

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

•	that we may seek to refinance existing indebtedness, to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness;
•	that if actual results are not consistent with our assumptions and estimates, we may be exposed to additional impairment losses that could be material;
•	that the global impact of the COVID-19 pandemic may affect our accounting estimates, which may materially change from period to period due to changing market factors;
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

•	that MWV TN (as defined herein) expects to only repay the liability at maturity from the Timber Note (as defined herein) proceeds;
•	our belief that the liability for environmental matters was adequately reserved at September 30, 2021;
•

that we expect to continue to incur significant costs as we enhance our data security and take further steps to prevent unauthorized access to, or manipulation of, our systems and data and that despite our efforts, we may not have identified and remediated all of the potential causes of the Ransomware Incident (as hereinafter defined) and similar incidents may occur in the future;

•

our longer‐term capital allocation priorities, which include (i) investing in our business, (ii) consistently growing our dividend, (iii) maintaining our investment grade profile, (iv) pursuing tuck‐in acquisitions that align to our strategy and generate attractive returns, and (v) opportunistic share repurchases;

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

•	our estimation that our exposure with respect to certain guarantees we have made to be less than $50 million;
•

that while we are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows;

•	our expectation that we will not issue additional stock appreciation rights (“SAR” or “SARs”);
•	that we may enter into various hedging transactions;
•

our belief that in the event of a distribution in the form of dividends or dispositions of our foreign subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions;

•

that it is reasonably possible that our unrecognized tax benefits will decrease by up to $31.5 million in the next twelve months due to expiration of various statutes of limitations and settlement of issues;

•	our belief that our tax positions are appropriate;
•

the expected impact of market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risk, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and expected factors affecting those risks, including our exposure to foreign currency rate fluctuations;

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

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. Our forward-looking statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control, dependent on actions of third parties or currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include among others: our ability to respond effectively to the impact of COVID-19; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements; our ability to successfully implement capital projects; adverse legal, reputational and financial effects on the Company resulting from cyber incidents and the effectiveness of the Company’s business continuity plans during a ransomware incident; the level of demand for our products; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; the possibility of and uncertainties related to planned and unplanned mill outages or production disruptions; investment performance, discount rates, return on pension plan assets and expected compensation levels; fluctuations in energy, raw materials, shipping and capital equipment costs; fluctuations in selling prices and volumes; intense competition; the impact of operational restructuring activities; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the potential loss of key customers; changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions; the impact of announced price increases or decreases and the impact of the gain and loss of customers; compliance with governmental laws and regulations, including those related to the environment; the scope, and timing and outcome of any litigation, claims, or other proceedings or dispute resolutions and the impact of any such litigation, claims or other proceedings or dispute resolutions on our results of operations, financial condition or cash flows; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; the occurrence of severe weather or natural disasters or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions, including those related to COVID-19; and other factors that are discussed in Item 1A. “Risk Factors”.

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

Industry Risks

We May Experience Pricing Variability

Our businesses have experienced, and are likely to continue experiencing, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. Prices for our products are driven by many factors, including general economic conditions, demand for our products and competitive conditions in the industries within which we compete, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock could be adversely affected. For example, we believe that the trading price of our Common Stock has been adversely affected in the past due, in part, to concerns about announcements by certain of our competitors of planned additional capacity in the North American containerboard market, as well as the subsequent implementation of certain of those plans.

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

Our Earnings Are Highly Dependent on Volumes

Because our operations generally have high fixed operating cost components, our earnings are highly dependent on volumes, which tend to fluctuate. These fluctuations make it difficult to predict our financial results with any degree of certainty. The COVID-19 pandemic has affected our operational and financial performance to varying degrees and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new variants, such as Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others. Any failure to maintain volumes may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation

We rely heavily on the use of certain raw materials, energy sources and third-party companies to transport our goods.

The costs of recycled fiber and virgin fiber, the principal externally sourced raw materials for our paper mills, are subject to pricing variability due to market and industry conditions. Demand for recycled fiber has fluctuated and may increase due to, among other factors, increased consumption of recycled fiber, including through additions of new recycled paper mill capacity, increasing demand for products packaged in packaging produced from paper manufactured from 100% recycled fiber and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled fiber content. In 2021, we experienced periods of increased recycled fiber costs due primarily to market demand and availability.

The market price of virgin fiber varies based on availability and source of virgin fiber, and the availability of virgin fiber may be impacted by, among other factors, wet weather conditions. In addition, costs for key chemicals used in our manufacturing operations fluctuate, which impacts our manufacturing costs. Certain published indices contribute to price setting for some of our raw materials and future changes in how these indices are established or maintained could adversely impact the pricing of these raw materials.

The cost of natural gas, which we use in many of our manufacturing operations, including many of our mills, and other energy costs (including energy generated by burning natural gas, fuel oil, biomass and coal) has at times fluctuated significantly. In fiscal 2021, the price of the natural gas that we consume in our manufacturing operations increased significantly compared to the prior year period. Energy costs have increased, and in the future could increase, our operating costs and have made, and in the future could make, our products less competitive compared to similar or alternative products offered by competitors.

We distribute our products primarily by truck and rail, although we also distribute some of our products by cargo ship. The reduced availability of trucks, rail cars or cargo ships could adversely impact our ability to distribute our products in a timely manner. In fiscal 2021, we experienced significantly higher freight costs compared to freight costs incurred in fiscal 2020 and fiscal 2019. High transportation costs have made, and in the future could make, our products less competitive compared to similar or alternative products offered by competitors.

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

We Face Intense Competition

We compete in industries that are highly competitive. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. We generally compete with companies operating in North America, although we have operations spanning North America, South America, Europe, Asia and Australia. Factors affecting our ability to compete include the entry of new competitors into the markets we serve, increased competition from overseas producers, our competitors’ pricing strategies, the introduction by our competitors of new technologies and equipment, our ability to anticipate and respond to changing customer preferences and our ability to maintain the cost-efficiency of our facilities. In addition, changes within these industries, including the consolidation of our competitors and customers, may impact competitive dynamics. If our competitors are more successful than we are with respect to any key competitive factor, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

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

Operating Risks

Our Business Has Been, and Will Continue to Be, Impacted by the Outbreak of the COVID-19 Novel Coronavirus

The global impact of COVID-19 continues to evolve. COVID-19 has impacted our operations and financial performance to varying degrees and the extent of its effect on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new variants such as Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others.

In response to the spread of COVID-19, governmental authorities implemented numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place and work from home orders, and shutdowns of so-called “nonessential” businesses. These measures have impacted, and may further impact, our workforce and operations, as well as those of our customers, vendors and suppliers that in turn may impact us. We have manufacturing operations in the U.S., Canada, Brazil, Mexico, Australia, China and in Europe, and each of these countries or regions has been affected by the outbreak of COVID-19 and taken various measures to try to contain it. Among other impacts to our business from the outbreak of COVID-19:

•

We have experienced, and may experience in the future, lower overall demand for certain of our products due to economic uncertainty and changing consumer behaviors driven by COVID-19 or reduced demand due to our customers’ supply chain issues. For example, we experienced softer demand in the commercial print, tobacco, industrial, food service, cosmetics and spirits markets during certain periods of the pandemic. In addition, our net sales, primarily in the last half of fiscal 2020, were negatively impacted by COVID-19.

•

We have experienced and may experience in the future higher supply chain costs and tight labor markets, in part, due to the impacts of COVID-19. In addition, our supply chain may be disrupted due to government restrictions or if our suppliers or vendors fail to meet their obligations to us or experience disruptions in their ability to do so, or our customers may experience similar constraints that in turn may impact us.

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

•	We may experience an increase in commodity and other input costs due to market volatility and product availability.
•	We may experience an increase in our working capital needs or an increase in our trade accounts receivable write-offs as a result of increased financial pressures on our suppliers and customers.
•	We may experience changes to our internal controls over financial reporting as a result of changes in working environments, as well as the potential for staffing limitations.

Our business has been, and will continue to be, impacted by COVID-19 and these impacts may adversely affect our results of operations, cash flows and financial conditions, and the trading price of our Common Stock.

We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments, and Completing Divestitures

We have completed a number of mergers, acquisitions, investments and divestitures in the past and we may acquire, invest in or sell, or enter into joint ventures with additional companies. We may not be able to identify suitable targets or purchasers or successfully complete suitable transactions in the future, and completed transactions may not be successful. These transactions create risks, including, but not limited to, risks associated with:

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

•	obtaining required regulatory approvals and/or financing on favorable terms;
•	retaining key employees, contractual relationships or customers;
•	the potential impairment of assets and goodwill;
•	the additional operating losses and expenses of businesses we acquire or in which we invest;
•	incurring substantial indebtedness to finance an acquisition or investment;
•	implementing controls, procedures and policies at companies we acquire; and
•	the dilution of interests of holders of our Common Stock through the issuance of equity securities.

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

We May Incur Business Disruptions

The operations at our manufacturing facilities have in the past and may in the future be interrupted or impaired by various operating risks, including, but not limited to, risks associated with:

•

catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, and pandemics, including COVID-19, or other similar occurrences;

•	interruptions in the delivery of raw materials or other manufacturing inputs;
•	adverse government regulations;
•	equipment breakdowns or failures;
•	prolonged power failures;
•	unscheduled maintenance outages;
•	information system disruptions or failures due to any number of causes, including cyber-attacks;
•	violations of our permit requirements or revocation of permits;

•	releases of pollutants and hazardous substances to air, soil, surface water or ground water;
•	disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	shortages of equipment or spare parts; and
•	labor disputes and shortages, including those associated with implementation of the OSHA ETS.

For example, operations at several of our facilities located in the south and southeastern U.S. have been interrupted in recent years by hurricanes and severe winter weather, resulting in, among other things, lost mill production.

Business disruptions have impaired, and may in the future impair, our production capabilities and adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Fail to Anticipate Trends That Would Enable Us to Offer Products That Respond to Changing Customer Preferences

Our success depends, in part, on our ability to offer differentiated solutions, and we must continually develop and introduce new products and services to keep pace with technological and regulatory developments and changing customer preferences. The services and products that we offer customers may not meet their needs as their business models evolve. Also, our customers may decide to decrease their use of our products, use alternative materials for their product packaging or forego the packaging of certain products entirely. Regulatory developments can also significantly alter the market for our products. For example, a move to electronic distribution of disclaimers and other paperless regimes could adversely impact our healthcare inserts and labels businesses. Similarly, certain states and local governments have adopted laws banning single-use paper bags or charging businesses or customers fees to use paper bags. These and similar developments could adversely impact demand for certain of our products.

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

Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated

We regularly make capital expenditures and many of our capital projects are complex, costly and/or implemented over an extended period of time. Our capital expenditures for particular capital projects could be higher than we anticipated, we may experience unanticipated business disruptions and/or we may not achieve the desired benefits from the capital projects, any of which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In addition, disputes between us and contractors who are involved with implementing capital projects could lead to time-consuming and costly litigation.

We are Exposed to Risks Related to International Sales and Operations

We derived 18.5% of our net sales in fiscal 2021 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Our operating results and business prospects could be adversely affected by risks related to the countries outside the U.S. in which we have manufacturing facilities or sell our products. Specifically, Brazil, China, Mexico and India are exposed to varying degrees of economic, political and social instability. In addition, these countries’ economies and operating environments have been, and likely will continue to be, adversely impacted to varying degrees by COVID-19. We are exposed to risks of operating in those countries, as well as others, including, but not limited to, risks associated with:

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

We are also subject to taxation in the U.S. and numerous non-U.S. jurisdictions, and have several ongoing audit examinations covering multiple years with various tax authorities. We base our tax returns on our interpretation of tax laws and regulations in effect; however, governing tax bodies may disagree with certain of our tax positions, which could result in a higher tax liability.

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

We Depend on Certain Large Customers

We have large customers, the loss of which could adversely affect our sales and, depending on the significance of the loss, our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In particular, because our businesses operate in highly competitive industry segments, we regularly bid for new business or for the renewal of existing business. The loss of business from our larger customers, or the renewal of business on less favorable terms, may adversely impact our financial results.

We are Subject to Cyber-Security Risks, Including Related to Customer, Employee, Vendor or Other Company Data

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information. In addition, we facilitate a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. We also collect and store data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to recurring attempts by third parties to access information, manipulate data or disrupt our operations. Despite our security design and controls, and those of our third-party providers, we have in the past experienced, and may in the future become subject to, system damage, disruptions or shutdowns due to any number of causes, including cyber-attacks, data breaches, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, service provider failures, natural disasters or other catastrophic events. For example, in January 2021, we detected a ransomware attack impacting certain of our systems (the “Ransomware Incident”). In response, we proactively shut-down a number of our systems, which impacted certain of our operations, including our ability to produce and ship paper and packaging. Due to these actions, our mill system production was approximately 115,000 tons lower than planned for the quarter ended March 31, 2021 and we estimate the pre-tax income impact of the lost sales and operational disruption of this incident, as well as ransomware recovery costs, at approximately $80 million. In response to the Ransomware Incident, we accelerated information technology investments that we had previously planned to make in future periods in order to further strengthen our information security and technology infrastructure. As a result, we have incurred and expect to continue to incur, significant costs as we enhance our data security and take further steps to prevent unauthorized access to, or manipulation of, our systems and data. Despite these efforts, we may not have identified and remediated all of the potential causes of the Ransomware Incident and similar incidents may occur in the future. In particular, the Ransomware Incident may embolden individuals or groups to target our systems.

The cyber-security-related vulnerabilities that we face may also remain undetected for an extended period of time. We may face other challenges and risks during our integration of acquired businesses and operations as we upgrade and standardize our information technology systems. We maintain contingency plans and processes to prevent or mitigate the impact of these events; however, these events could result in operational disruptions like those we suffered in connection with the Ransomware Incident or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

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

We Operate in a Challenging Market for Talent and May Fail to Attract, Motivate, Train and Retain Qualified Personnel, Including Key Personnel

Our success depends on our ability to attract, motivate, train and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as workers with more tenure and experience retire. The market for both hourly workers and professional workers was particularly challenging in fiscal 2021. The market for hourly workers was, and remains, very competitive. In certain locations where we operate, the demand for labor has exceeded the supply of labor, resulting in higher costs. Despite our focused efforts to attract and retain employees, including by offering higher levels of compensation in certain instances, we experienced attrition rates within our hourly workforce in fiscal 2021 that exceeded historical levels and we incurred higher operating costs at certain of our facilities in the form of higher levels of overtime pay. The market for professional workers was, and remains, similarly challenging. Many of our professional workers continue to work from home as part of our COVID-19 protocols and, although in most instances we expect to offer flexible working arrangements in the future, we may experience higher levels of attrition within our professional workforce. In addition, in September 2021, President Biden issued an executive order directing the Occupational Safety and Health Administration to create rules requiring U.S. employers with 100 or more employees to require COVID-19 vaccinations or weekly employee testing before coming to work. OSHA issued the ETS on November 5, 2021. On November 12, 2021, the U.S. Court of Appeals for the Fifth Circuit issued an order staying enforcement and implementation of the ETS. Implementation of these rules could cause us to experience additional challenges in retaining our employees. We expect that the market for both hourly workers and professional workers will remain challenging at least through fiscal 2022. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other operating inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

We rely on key executive and management personnel to manage our business efficiently and effectively. The loss of these employees, particularly during a challenging market for attracting and retaining employees, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

We May Be Subject to Physical, Operational and Financial Risks Associated with Climate Change

Our physical assets and infrastructure may be subject to risks from volatile and damaging weather patterns. For example, extreme, weather-related events, such as hurricanes, tornados, extreme storms, wildfires, and floods, could result in physical damage to our facilities and lost production. Unpredictable weather patterns also may result in supply chain disruptions and increased material costs. The ability to harvest the virgin fiber used in our manufacturing operations may be limited, and prices for this raw material may fluctuate, during prolonged periods of heavy rain or during tree disease or insect epidemics that may be caused by variations in climate conditions. Other climate-related business risks that we face include risks related to the transition to a lower-carbon economy, such as increased prices for certain fuels, including natural gas; the introduction of a carbon tax; increased regulations; and more stringent and/or complex environmental and other permitting requirements. To the extent that climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our financial results of operations.

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

•	financial uncertainties in our major international markets;
•	social and political change impacting matters such as tax policy, sustainability, environmental regulations and trade policies and agreements; or
•	government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which we operate.

For example, we may experience lower demand for our products and the products of our customers that utilize our products if economic conditions in the U.S. and globally (including in Europe, Brazil and Mexico) deteriorate and result in higher unemployment rates, lower family income, unfavorable currency exchange rates, lower corporate earnings, lower business investment or lower consumer spending. In addition, changes in trade policy, including renegotiating or potentially terminating, existing bilateral or multilateral agreements, as well as the imposition of tariffs, could impact demand for our products and the costs associated with certain of our capital investments. Macro-economic challenges may also lead to changes in tax laws or tax rates that may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. For example, the Biden Administration has proposed significant changes to the U.S. tax laws, including an increase to the federal corporate tax rate, limiting deductions where certain conditions exist, and several proposals that would have the combined effect of increasing the U.S. taxation on profits earned outside the U.S. We are not able to predict with certainty economic and financial market conditions, and social and political change, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected by adverse market conditions and social and political change.

We Have Had Significant Levels of Indebtedness in the Past and May Incur Significant Levels of Indebtedness in the Future, Which Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business

At September 30, 2021, we had $8.2 billion of debt outstanding compared to $9.4 billion at September 30, 2020. The level of our indebtedness could have important consequences, including:

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

Certain of our variable rate debt uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate. In March 2021, the U.K. Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 for sterling, euro, Swiss franc and Japanese yen settings, and the one-week and two-month

U.S. dollar settings and immediately after June 30, 2023 for the remaining U.S. dollar settings. In instances where we have not yet incorporated LIBOR-replacement provisions into the credit agreements governing our variable rate debt that uses LIBOR as an interest rate benchmark, we will need to do so before June 30, 2023. The discontinuation and replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation and replacement, including that any benchmark replacement may not be the economic equivalent of LIBOR or not achieve market acceptance similar to LIBOR, may negatively impact the cost of our variable rate debt.

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

We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Would Adversely Impact Our Operating Results and Shareholders’ Equity

At September 30, 2021, the carrying value of our goodwill and intangible assets was $9.3 billion. We review the carrying value of our goodwill for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors and make estimates that require judgment. In fiscal 2021, our reporting units had fair values that exceeded their carrying values by more than 20% each. Future changes in the cost of capital, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders’ equity, and could impact the trading price of our Common Stock. In fiscal 2020, we recorded a pre-tax non-cash goodwill impairment of approximately $1.3 billion in our Consumer Packaging reporting unit.

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

We May Utilize Our Cash Flow or Incur Additional Indebtedness to Increase our Investment in Gondi, S.A. de C.V. (“Grupo Gondi”) or We May Decrease our Investment in Grupo Gondi

In connection with our investment in the joint venture with Grupo Gondi, we entered into an option agreement pursuant to which we and certain other shareholders of Grupo Gondi agreed to future put and call options with respect to the equity interests in the joint venture held by each party. We own 32.3% of the joint venture. Pursuant to the option agreement, our joint venture partners may call our 32.3% equity interest at a predetermined price between October 1, 2021 and April 1, 2022. At any time after April 1, 2022, we may elect to sell, and upon such election our joint venture partners will be obligated to buy, all of our equity interest at a price as determined under the provisions of the agreement. Any arrangement pursuant to which we decrease our ownership in Grupo Gondi would reduce the geographical diversity of our business and may limit our growth opportunities in Mexico. Any arrangement pursuant to which we increase our ownership in Grupo Gondi may require us to dedicate a substantial portion of our cash flow to satisfy our payment or investment obligations, which may reduce the amount of funds available for our operations, capital expenditures and corporate development activities or require us to incur additional indebtedness or issue equity securities.

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

We believe that certain of the MEPPs in which we participate or have participated, including PIUMPF, have material unfunded vested benefits. We submitted formal notification to withdraw from MEPPs in the past and have recorded withdrawal liabilities, including an estimate of our portion of PIUMPF’s accumulated funding deficiency. We may withdraw from other MEPPs in the future. At September 30, 2021, we had $247.1 million of withdrawal liabilities, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency. The impact of increased contributions, future funding obligations or future withdrawal liabilities may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

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

We have incurred, and expect to continue to incur, significant capital, operating and other expenditures to comply with applicable environmental laws and regulations. Our environmental expenditures include those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater, including situations where we have been identified as a PRP. Because environmental laws and regulations are constantly evolving, we will continue to incur costs to maintain compliance and our compliance costs could increase materially. Future compliance with existing and new laws and requirements has the potential to disrupt our business operations and may require significant expenditures, and our existing reserves for specific matters may not be adequate to cover future costs. In particular, our manufacturing operations consume significant amounts of energy, and we may in the future incur additional or increased capital, operating and other expenditures from changes due to new or increased climate-related and other environmental requirements. We could also incur substantial liabilities, including fines or sanctions, enforcement actions, natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury under environmental and common laws.

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

We are subject to a number of labor and employment and occupational health and safety laws and regulations that could significantly increase our operating costs and reduce our operational flexibility. Additionally, changing privacy laws in the United States (where, among others, the California Consumer Privacy Act became effective in 2020 and its successor, the California Privacy Rights Act, which will be effective January 1, 2023), Europe (where the General Data Protection Regulation became effective in 2018), Brazil (where the Lei Geral de Proteção de Dados became effective in 2020), China (where the Personal Information Protection Law became effective on November 1, 2021) and elsewhere have created new individual privacy rights, imposed increased obligations on companies handling personal data and increased potential exposure to fines and penalties.

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

Our corporate offices, significant regional offices and operating facilities as of September 30, 2021 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	113	67	180
Consumer Packaging	79	42	121
Corporate and significant regional offices	—	11	11
Total	192	120	312

The tables that follow show our annual production capacity in thousands of tons by mill at September 30, 2021, unless stated otherwise. Our mill system production levels and operating rates may vary from year to year due to changes in market and other factors, including weather-related events. Our simple average mill system operating rates for the last three years averaged 91%. We own all of our mills. At September 30, 2021, we also own approximately 135,000 acres of forestlands in Brazil.

Corrugated Packaging Mills - annual production capacity in thousands of tons

Location of Mill	Linerboard	Medium	White Top Linerboard	Kraft Paper/Bag	Saturating Kraft / Folding Carton	Market Pulp	Bleached Paperboard	Total Capacity
Longview, WA	460	265		375				1,100
Fernandina Beach, FL	950							950
West Point, VA		200	750					950
Stevenson, AL		885						885
Solvay, NY	548	272						820
Hodge, LA	800							800
Tres Barras, Brazil (1)	520	230						750
Florence, SC	710							710
Panama City, FL	353					292		645
Dublin, GA	137	137		341				615
North Charleston, SC	235				370			605
Seminole, FL	402	198						600
Hopewell, VA	527							527
Tacoma, WA	105		275	60		70		510
Roanoke Rapids, NC	290			210				500
La Tuque, QC			345				131	476
Cowpens, SC	45	185						230
St. Paul, MN		200						200
Morai, India	155	25						180
Total Capacity (2)	6,237	2,597	1,370	986	370	362	131	12,053

(1)	Reflects the fiscal 2021 completion of the expansion project and annual capacity once the strategic project is fully ramped up.
(2)	Our fiber sourcing for our Corrugated Packaging mills is approximately 63% virgin and 37% recycled.

Consumer Packaging Mills - annual production capacity in thousands of tons

Location of Mill	Bleached Paperboard	Coated Natural Kraft	Coated Recycled Paperboard	Specialty Recycled Paperboard	Linerboard	Market Pulp	Total Capacity
Mahrt, AL		1,035					1,035
Covington, VA	950						950
Evadale, TX (1)	385	95			180		660
Demopolis, AL	360					110	470
St. Paul, MN			170				170
Battle Creek, MI			160				160
Chattanooga, TN				140			140
Dallas, TX			127				127
Lynchburg, VA				118			118
Sheldon Springs, VT (Missisquoi Mill)			111				111
Stroudsburg, PA			80				80
Eaton, IN				64			64
Aurora, IL				32			32
Total Capacity (2)	1,695	1,130	648	354	180	110	4,117

(1)	Reflects the expected annual capacity and product mix after deferring the October 2020 announced machine shutdown.
(2)	Our fiber sourcing for our Consumer Packaging mills is approximately 75% virgin and 25% recycled.

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

Common Stock

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “WRK”. As of November 5, 2021, there were approximately 6,145 stockholders of record of our Common Stock. The number of stockholders of record includes one single stockholder, Cede & Co., for all of the shares of our Common Stock held by our stockholders in individual brokerage accounts maintained at banks, brokers and institutions.

Dividends

Our short-term goal has been to reduce debt and leverage and return capital to stockholders through a competitive annual dividend. Our longer-term capital allocation priorities include (i) investing in our business, (ii) consistently growing our dividend, (iii) maintaining our investment grade profile, (iv) pursuing tuck-in acquisitions that align to our strategy and generate attractive returns, and (v) opportunistic share repurchases.

In October 2021, our board of directors declared a quarterly dividend of $0.25 per share, representing a $1.00 per share annualized dividend or an increase of 25% since our February 2021 dividend. The recent decisions to increase our dividend reflect the confidence we have in our business and our ability to generate strong cash flows, as well as the progress we have made in reducing debt since we began implementing the WestRock Pandemic Action Plan in May 2020. In fiscal 2021, we paid an annual dividend of $0.88 per share compared to $1.33 per share in fiscal 2020 and $1.82 per share in fiscal 2019. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Flow Activity”, for additional information.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and “Note 19. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Stock Repurchase Plan

The following table presents information with respect to purchases of our Common Stock that we made during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2021 – July 31, 2021	—	$—	—	19,128,697
August 1, 2021 – August 31, 2021	1,977,928	50.65	1,977,928	17,150,769
September 1, 2021 – September 30, 2021	509,061	48.89	509,061	16,641,708
Total	2,486,989		2,486,989

(1)

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

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Presentation

We report our financial results of operations in the following two reportable segments: Corrugated Packaging, which consists of our containerboard mills, corrugated packaging and distribution operations, as well as our merchandising displays and recycling procurement operations; and Consumer Packaging, which consists of our consumer mills, food and beverage and partition operations. Prior to the completion of our monetization program in fiscal 2020, we had a third reportable segment, Land and Development, which previously sold real estate, primarily in the Charleston, SC region. Following completion of the monetization of these assets, we ceased reporting the results of the Land and Development segment as a separate segment. We have not included a discussion of the Land and Development segment below as its net sales and segment income are not significant. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for certain disclosures with respect to our former Land and Development segment.

In the first quarter of fiscal 2022, we expect to realign our segments and will disclose three reportable segments: Packaging, which will consist of our converting operations and associated integrated profit from our mill system; Paper, which will consist of third-party paper sales and associated profit from our mill system; and Distribution, which will consist of our distribution business combined with our merchandising display assembly operations.

A detailed discussion of the fiscal 2021 year-over-year changes can be found below and a detailed discussion of fiscal 2020 year-over-year changes can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Acquisitions

From time to time, we have completed acquisitions that have expanded our product and geographic scope, allowed us to increase our integration levels and impacted our comparative financials. We expect to continue to evaluate similar potential acquisitions in the future, although the size of individual acquisitions may vary. Below we summarize certain of these acquisitions.

On November 2, 2018, we completed the KapStone Acquisition. KapStone was a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owned Victory Packaging, a packaging solutions distribution company with facilities in the U.S., Canada and Mexico. We have included the financial results of KapStone in our Corrugated Packaging segment since the date of the acquisition.

See “Note 3. Acquisitions and Investments” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments, and Completing Divestitures”.

EXECUTIVE SUMMARY

In fiscal 2021, we continued to pursue our strategy of offering differentiated, sustainable paper and packaging solutions that help our customers win. As a result of our broad portfolio, 188 customers bought at least $1 million from each of our Corrugated Packaging and Consumer Packaging segments in fiscal 2021. Net sales of $18,746.1 million for fiscal 2021 increased $1,167.3 million, or 6.6%, compared to fiscal 2020 primarily due to higher selling price/mix and higher volumes. In the second quarter of fiscal 2021, we experienced lost sales associated with the Ransomware Incident and winter weather events (the “Events”) and we estimate these Events decreased net sales by approximately $189.1 million. Additionally, we experienced aggregate favorable impact of foreign currency across our segments. Volumes in fiscal 2020 were negatively impacted by COVID-19, primarily in the last half of the fiscal year.

Segment income increased $211.3 million in fiscal 2021 compared to fiscal 2020, primarily due to higher Consumer Packaging and Corrugated Packaging segment income. A detailed review of our performance appears below under “Results of Operations”.

We generated $2,279.9 million of net cash provided by operating activities in fiscal 2021, compared to $2,070.7 million in fiscal 2020. The increase was primarily due to a $141.0 million net decrease in the use of working capital compared to the prior year period, including the payment of certain fiscal 2020 bonuses and the Company’s 401(k) match and annual company contribution (i.e. up to 5% and 2.5%, respectively) in the form of stock, rather than cash, and deferral of certain payroll taxes in connection with the WestRock Pandemic Action Plan. See “COVID-19 RESPONSE — WestRock Pandemic Action Plan” for more information. We invested $815.5 million in capital expenditures in fiscal 2021 while returning $233.8 million in dividends to our stockholders and repurchasing $122.4 million of Common Stock. We believe our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance. See “Liquidity and Capital Resources” for more information.

Earnings per diluted share was $3.13 in fiscal 2021 compared to loss per diluted share of $2.67 in fiscal 2020. Adjusted Earnings Per Diluted Share were $3.39 and $2.75 in fiscal 2021 and 2020, respectively. The loss per diluted share in fiscal 2020 was driven by a pre-tax non-cash goodwill impairment of $1,333.2 million in our Consumer Packaging reporting unit.

A detailed review of our fiscal 2021 and 2020 performance appears below under “Results of Operations”.

Ransomware Incident

As previously disclosed, on January 23, 2021, we detected a ransomware incident impacting certain of our systems. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. These actions included taking preventative measures, including shutting down certain systems out of an abundance of caution, as well as taking steps to supplement existing security monitoring, scanning and protective measures. We notified law enforcement and contacted our customers to apprise them of the situation.

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams worked to maintain our business operations and minimize the impact on our customers and teammates. In our second quarter Form 10-Q, we announced that all systems were back in service. All of our mills and converting locations began producing and shipping paper and packaging at pre-ransomware levels in March 2021 or earlier. Our mill system production was approximately 115,000 tons lower than planned for the quarter ended March 31, 2021 as a result of this incident. While shipments from some of our facilities initially lagged behind production levels, this gap closed as systems were restored during the second quarter of fiscal 2021. In locations where technology issues were identified, we used alternative methods, in many cases manual methods, to process and ship orders. We systematically brought our information systems back online in a controlled, phased approach.

We estimate the pre-tax income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded a $15 million credit for preliminary recoveries – approximately $10 million as a reduction of selling, general, and administrative expenses (“SG&A”) excluding intangible amortization and approximately $5 million as a reduction of cost of goods sold. We expect to recover substantially all of the remaining ransomware losses from cyber and business interruption insurance in future periods. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the incurrence of costs and the receipt of any insurance proceeds.

In response to the ransomware event, we accelerated information technology investments that we had previously planned to make in future periods in order to further strengthen our information security and technology infrastructure. We engaged a leading cybersecurity defense firm that completed a forensics investigation of the ransomware incident and we are taking appropriate actions in response to the findings. For example, in the short-term, we reset all credentials Company-wide and strengthened security tooling across our servers and workstations. Longer term, in collaboration with our strategic partners, we established a roadmap to advance the maturity and effectiveness of our information security and resiliency capabilities. This roadmap includes initiatives to further strengthen our information security posture across the Company, and to enable us to potentially detect, respond to and recover from security and technical incidents in a faster and more effective manner. More specifically, we are progressing projects to bolster our security monitoring capabilities, strengthen our access controls, reduce risks associated with third-parties, and to enhance the information security of our mills and plants.

See Item 1A. “Risk Factors — We are Subject to Cyber-Security Risks, Including Related to Customer, Employee, Vendor or Other Company Data”.

Expectations for the First Quarter of Fiscal 2022 and Fiscal 2022

In the first quarter of fiscal 2022, we expect a sequential decline in net sales and earnings from the fourth quarter of fiscal 2021 reflecting the normal season sequential volume declines in many of our businesses and scheduled mill maintenance outages. We expect lower volume with three fewer shipping days during the first quarter of fiscal 2022, although in line with shipping days in the first quarter of fiscal 2021. Due to delays in mill maintenance in fiscal 2021 for items such as COVID-19 and the Ransomware Incident, we expect approximately 200,000 tons of maintenance downtime, the peak maintenance outage period for fiscal 2022. We expect sequential cost inflation driven primarily by higher natural gas, transportation, and recycled and virgin fiber costs along with increased health insurance costs prior to the annual reset of employee deductibles. However, we expect the flow through of the previously published price increases we are implementing to more than offset inflation.

In fiscal 2022, we expect solid demand across most of our end markets and continued flow through of the previously published price increases. We expect record sales and operating profit despite continued commodity input cost inflation and productivity unavoidably affected by supply chain challenges and higher labor costs that may persist through the fiscal year. We expect the implementation of previously published price increases will outpace inflation despite our expectation for higher recycled fiber, energy, virgin fiber, chemical and transportation costs. In addition, we expect to benefit from the fiscal 2021 completion of strategic investments such as the new paper machine at our Florence, SC mill and our Tres Barras mill upgrade. We expect our planned mill maintenance outage schedule will be approximately 100,000 tons higher than in fiscal 2021.

With the completion of certain of our strategic projects in fiscal 2021, including the paper machine at our Florence, SC mill and the Tres Barras mill upgrade project, we expect capital expenditures of approximately $1.0 billion in fiscal 2022.

COVID-19 RESPONSE

WestRock Pandemic Action Plan

Given the uncertainties associated with the severity and duration of the pandemic, in May 2020 we announced, and began implementing, the WestRock Pandemic Action Plan. We are continuing to focus on the protection, safety and well-being of our teammates and continuing to match our supply with our customers’ demand. We have modified the WestRock Pandemic Action Plan as the impact of COVID-19 has evolved. For example, we changed our capital expenditure assumptions, increased our May 2021 dividend, and in October 2021, announced an incremental increase to our November 2021 dividend, in each case as described below. We expect that the actions that we have undertaken and will continue to undertake pursuant to the plan will provide an additional approximately $1 billion in cash through the end of calendar 2021 that we will be able to use to reduce our outstanding indebtedness. In fiscal 2020, we achieved more than $350 million of the approximately $1 billion goal set forth in the WestRock Pandemic Action Plan, as modified. As of September 30, 2021, we had achieved more than $975 million of the approximately $1 billion goal. The ultimate level achieved has been impacted by modifications such as increased capital investments and increased dividends as we modified the WestRock Pandemic Action Plan.

Pursuant to the WestRock Pandemic Action Plan, we took a series of actions that were designed to protect the safety and well-being of our teammates and preserve cash that could be used to pay down our outstanding debt, all while continuing to match our supply with our customers’ demand. For example, we committed to (i) reducing discretionary expenses, (ii) using Common Stock to make Company funded 401(k) match and annual contribution (i.e. up to 5% and 2.5%, respectively) from July 1, 2020 through September 30, 2021 (final period funded in October 2021), (iii) targeting a reduction of fiscal 2021 capital investments to a range of $800 million to $900 million, up from an initial range of $600 to $800 million (we invested $815.5 million in fiscal 2021), and (iv) resetting our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share, which we did in May 2020. We paid quarterly dividends of $0.24 per share in May 2021 and August 2021 and in October 2021, our board of directors declared a quarterly dividend of $0.25 per share, representing a $1.00 per share annualized dividend or an increase of 25% since our February 2021 dividend. The recent decisions to increase our dividend reflects the confidence we have in our business and our ability to generate strong cash flows, as well as the progress we have made in reducing debt since we began implementing the WestRock Pandemic Action Plan.

In addition to the items addressed above, we (i) decreased the salaries of our senior executive team by up to 25% from May 1, 2020 through December 31, 2020 and decreased the retainer for members of our board of directors by 25% for the third and fourth calendar quarters of 2020, (ii) used Common Stock to pay our annual incentive for fiscal 2020 for nearly all participants and set the payout level at 50% of the target opportunity subject to a safety modifier, as well as for Company funded 401(k) match and our annual contribution as noted above, and (iii) postponed $116.5 million of employment taxes incurred through the end of calendar year 2020, pursuant to relief offered under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. We also reduced fiscal 2020 capital investments to $978.1 million after targeting to reduce them by approximately $150 million to approximately $950 million. We expect to pay the employment taxes deferred under the CARES Act as required, 50% by December 2021 and the remaining 50% by December 2022.

During fiscal 2021, we recorded $38.4 million of expense related to COVID-19, including $22.0 million of relief payments to employees in the first quarter of fiscal 2021. The balance was for increased costs for safety, cleaning and other items related to COVID-19. During fiscal 2020, we provided one-time COVID-19 recognition awards to our teammates who work in manufacturing and operations and recognized expense of $31.6 million for those awards. During fiscal 2020, we also incurred an additional expense of $32.4 million for cleaning, safety supplies and equipment, screening resources and other items. We began tracking the impact of costs related to COVID-19 in the third quarter of fiscal 2020. We expect to continue to incur expenses for these items as needed in the future.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the two years ended September 30, 2021:

	Year Ended September 30,
(In millions)	2021	2020

Net sales	$18,746.1	$17,578.8
Cost of goods sold	15,315.8	14,381.6
Gross profit	3,430.3	3,197.2
Selling, general and administrative, excluding intangible amortization	1,759.3	1,624.4
Selling, general and administrative intangible amortization	357.1	400.5
Loss (gain) on disposal of assets	4.1	(16.3)
Multiemployer pension withdrawal income	(2.9)	(1.1)
Restructuring and other costs	31.5	112.7
Goodwill impairment	—	1,333.2
Operating profit (loss)	1,281.2	(256.2)
Interest expense, net	(372.3)	(393.5)
Loss on extinguishment of debt	(9.7)	(1.5)
Pension and other postretirement non-service income	134.9	103.3
Other income, net	10.9	9.5
Equity in income of unconsolidated entities	40.9	15.8
Income (loss) before income taxes	1,085.9	(522.6)
Income tax expense	(243.4)	(163.5)
Consolidated net income (loss)	842.5	(686.1)
Less: Net income attributable to noncontrolling interests	(4.2)	(4.8)
Net income (loss) attributable to common stockholders	$838.3	$(690.9)

Net Sales (Unaffiliated Customers)

Net sales in fiscal 2021 increased $1,167.3 million, or 6.6%, compared to fiscal 2020 primarily due to higher selling price/mix and higher volumes. In the second quarter of fiscal 2021, we experienced lost sales associated with the Events that we estimate decreased net sales by approximately $189.1 million. Additionally, we experienced aggregate favorable impact of foreign currency across our segments. Volumes in fiscal 2020 were negatively impacted by COVID-19, primarily in the last half of the fiscal year. The change in net sales by segment is outlined below in “Results of Operations — Corrugated Packaging Segment” and “Results of Operations — Consumer Packaging Segment”.

Cost of Goods Sold

Cost of goods sold increased to $15,315.8 million in fiscal 2021 compared to $14,381.6 million in fiscal 2020. Cost of goods sold as a percentage of net sales was 81.7% in fiscal 2021 compared to 81.8% in fiscal 2020. The increase in cost of goods sold in fiscal 2021 compared to fiscal 2020 was primarily due to higher volumes, increased cost inflation and other items, including operational disruption associated with the Events. These items were partially offset by productivity improvements and other items. In fiscal 2020, we incurred approximately $4.5 million of direct costs and property damage associated with Hurricane Michael, and received Hurricane Michael-related insurance proceeds of $32.3 million and recorded a reduction of cost of goods sold of $32.1 million in connection with an indirect tax claim in Brazil, primarily in the Corrugated Packaging segment. The Hurricane Michael-related insurance proceeds were for $20.6 million of direct costs and property damage and for $11.7 million for business interruption recoveries. In fiscal 2021, we recorded costs of goods sold of $35.4 million related to COVID-19 primarily for relief payments to employees and increased costs for safety, cleaning and other items related to COVID-19. We began to track and report the impact of COVID-19 on fiscal 2020 in the third fiscal quarter. Fiscal 2020 includes costs of goods sold of $56.5 million associated with COVID-19, including one-time recognition awards to our teammates who work in manufacturing and operations recorded in the third quarter of fiscal 2020, increased costs for safety, cleaning and other items related to COVID-19. We expect to continue to incur additional costs related to safety, cleaning and other items related to COVID-19 as needed in the foreseeable future. We discuss these items in greater detail below in “Results of Operations — Corrugated Packaging Segment” and “Results of Operations — Consumer Packaging Segment”.

Selling, General and Administrative, Excluding Intangible Amortization

SG&A excluding intangible amortization increased $134.9 million to $1,759.3 million in fiscal 2021 compared to fiscal 2020 primarily due to a $119.8 million increase in bonus and stock-based compensation expense as a result of expected fiscal 2021 payments being higher than fiscal 2020 payments, including a $9.6 million acceleration of stock-based compensation in connection with the departure of our former Chief Executive Officer in the second quarter of fiscal 2021. In addition, we incurred increased aggregate costs for consulting, professional and legal fees of $21.2 million compared to the prior year period, primarily associated with the Ransomware Incident. These increases were partially offset by a $29.4 million decrease in bad debt expense compared to the prior year period, as well as a $18.4 million reduction in travel and entertainment associated with prolonged shelter-in-place orders in response to the ongoing effects of COVID-19. SG&A excluding intangible amortization as a percentage of net sales increased in fiscal 2021 to 9.4% from 9.2% in fiscal 2020.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $357.1 million and $400.5 million in fiscal 2021 and 2020, respectively. The decline was primarily attributable to certain intangibles from prior acquisitions reaching full amortization.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $31.5 million and $112.7 million for fiscal 2021 and 2020, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 4. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements for additional information, including a description of the type of costs incurred. We have restructured portions of our operations from time to time and it is likely that we will engage in additional restructuring opportunities in the future. See also Item 1A. “Risk Factors — We May Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring”.

Goodwill Impairment

In fiscal 2020, we recorded a pre-tax non-cash goodwill impairment of $1,333.2 million in our Consumer Packaging reporting unit. The impairment was driven by the expected lower volumes and cash flows related to certain external SBS end markets, including commercial print, tobacco and plate and cup stock markets. In fiscal 2021, no impairments were recorded as all reporting units that have goodwill have a fair value that exceeded their carrying values by more than 20% each.

Interest Expense, net

Interest expense, net was $372.3 million and $393.5 million for fiscal 2021 and 2020, respectively. The decrease was primarily due to lower debt levels in the current fiscal year that was partially offset by higher interest rates in the current fiscal year. Additionally, fiscal 2020 was impacted by $20.5 million of interest income recorded in connection with an indirect tax claim in Brazil partially offset by a $15.0 million increase in interest expense associated with the remeasurement of our multiemployer pension liabilities. See “Note 17. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements for additional information. See Item 1A. “Risk Factors — We Have Had Significant Levels of Indebtedness in the Past and May Incur Significant Levels of Indebtedness in the Future, Which Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business”.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income was $134.9 million and $103.3 million in fiscal 2021 and 2020, respectively. The increase was primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2021. Customary pension and other postretirement (income) costs are included in segment income. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements for more information.

Other Income, net

Other income, net was $10.9 million and $9.5 million in fiscal 2021 and 2020, respectively. Fiscal 2021 primarily included a $16.5 million gain on sale of the Summerville, SC sawmill and a $16.0 million gain on sale of a legacy cost method investment, which were partially offset by a $22.5 million charge associated with not exercising an option to purchase an additional equity interest in Grupo Gondi.

Equity in Income of Unconsolidated Entities

We recorded equity in income of unconsolidated entities of $40.9 million in fiscal 2021 compared to $15.8 million in fiscal 2020. The increase was driven by earnings improvement across the portfolio, most notably, our joint venture with Grupo Gondi.

Provision for Income Taxes

We recorded income tax expense of $243.4 million for fiscal 2021 at an effective tax rate of 22.4%, compared to an income tax expense of $163.5 million at an effective tax rate of (31.3)% in fiscal 2020, due to the loss before income tax in fiscal 2020. See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements for additional information, including a table reconciling the statutory federal tax rate to our effective tax rate. Excluding the effect of the goodwill impairment, which was largely not tax deductible, our effective tax rate was 22.5% in fiscal 2020.

Hurricane Michael

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. We shut down the mill’s operations in advance of the hurricane’s landfall. Repair work was completed on the two paper machines and related infrastructure during June 2019. In the first quarter of fiscal 2020, we settled our property damage and business interruption insurance claim for $212.3 million (net of our $15 million deductible) and received the remaining $32.3 million of insurance proceeds (we received $180.0 million in fiscal 2019 that consisted of $55.3 million of business interruption recoveries and $124.7 million for direct costs and property damage). The insurance proceeds received in fiscal 2020 consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage.

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

North American Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
North American Corrugated Packaging Shipments - thousands of tons	2,591.2	2,618.8	2,504.4	2,504.4	10,218.8
North American Corrugated Containers Shipments - BSF	23.9	23.8	23.2	24.9	95.8
North American Corrugated Containers Per Shipping Day - MMSF	385.9	371.2	369.3	388.0	378.6

Fiscal 2021
North American Corrugated Packaging Shipments - thousands of tons	2,519.3	2,485.2	2,582.7	2,688.7	10,275.9
North American Corrugated Containers Shipments - BSF	25.4	24.7	25.3	24.6	100.0
North American Corrugated Containers Per Shipping Day - MMSF	416.7	391.5	402.0	383.6	398.2

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
Brazil / India Corrugated Packaging Shipments - thousands of tons	168.1	182.5	176.4	185.1	712.1
Brazil / India Corrugated Containers Shipments - BSF	1.7	1.6	1.6	1.9	6.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	22.9	21.3	21.0	24.3	22.4

Fiscal 2021
Brazil / India Corrugated Packaging Shipments - thousands of tons	156.8	183.9	194.9	201.1	736.7
Brazil / India Corrugated Containers Shipments - BSF	1.8	1.9	1.9	2.1	7.7
Brazil / India Corrugated Containers Per Shipping Day - MMSF	23.5	24.5	26.0	26.4	25.1

Corrugated Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2020
First Quarter	$2,909.5	$283.4	9.7%
Second Quarter	2,882.5	244.5	8.5
Third Quarter	2,728.8	227.9	8.4
Fourth Quarter	2,898.4	281.9	9.7
Total	$11,419.2	$1,037.7	9.1%

Fiscal 2021
First Quarter	$2,864.5	$215.0	7.5%
Second Quarter	2,913.4	205.3	7.0
Third Quarter	3,167.1	321.7	10.2
Fourth Quarter	3,398.7	374.8	11.0
Total	$12,343.7	$1,116.8	9.0%

(1)	Net Sales before intersegment eliminations

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $924.5 million in fiscal 2021 compared to fiscal 2020 primarily reflecting $675.7 million of higher selling price/mix and $298.0 million of higher volumes that was partially offset by $25.2 million of unfavorable impact of foreign currency. Volumes were negatively impacted by an estimated $77.0 million and $39.9 million due to the Ransomware Incident and winter weather, respectively, in the second quarter of fiscal 2021. Volumes in fiscal 2020 were negatively impacted by COVID-19, primarily in the last half of the fiscal year. Record North American per day box shipments during the fiscal year ended September 30, 2021 increased 5.2% compared to the prior fiscal year.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in fiscal 2021 increased $79.1 million compared to fiscal 2020, primarily due to $686.5 million of margin impact from higher selling price/mix, $93.7 million of higher volumes excluding the Events, $24.8 million of lower depreciation and amortization, primarily due to accelerated depreciation incurred in the prior year period associated with the Florence, SC paper machine project and the North Charleston, SC reconfiguration project, an estimated $19.9 million of lower economic downtime and other items, including higher segment income related to our North Charleston, SC mill and the Florence, SC mill following last year’s reconfiguration and paper machine projects. The impact of COVID-19 recognition awards to our manufacturing and operations teammates and increased costs for safety, cleaning and other items related to COVID-19 for fiscal 2020 was $33.5 million compared to $20.8 million in fiscal 2021. These items were partially offset by an estimated $553.3 million of net cost inflation, an estimated $69.6 million of lower productivity, $42.6 million of estimated impact from the Ransomware Incident, $27.8 million of Hurricane Michael insurance recoveries net of direct costs and $29.1 million of decreased indirect tax claims in Brazil both in the prior year period, $15.9 million of estimated impact from winter weather in the second quarter of fiscal 2021 and other items. Net cost inflation consisted primarily of higher recovered fiber, wage and other, energy, freight, chemical and virgin fiber costs compared to the prior fiscal year.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
Consumer Packaging Shipments - thousands of tons	922.4	987.7	984.5	976.8	3,871.4

Fiscal 2021
Consumer Packaging Shipments - thousands of tons	940.4	913.0	987.4	998.4	3,839.2

Consumer Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Segment Income	Return on Sales

Fiscal 2020
First Quarter	$1,536.9	$46.2	3.0%
Second Quarter	1,616.3	90.8	5.6
Third Quarter	1,552.6	95.3	6.1
Fourth Quarter	1,627.2	91.4	5.6
Total	$6,333.0	$323.7	5.1%

Fiscal 2021
First Quarter	$1,595.1	$92.5	5.8%
Second Quarter	1,589.9	81.2	5.1
Third Quarter	1,734.7	132.0	7.6
Fourth Quarter	1,783.0	151.6	8.5
Total	$6,702.7	$457.3	6.8%

(1)	Net Sales before intersegment eliminations

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations for the Consumer Packaging segment increased $369.7 million in fiscal 2021 compared to the prior year primarily due to $202.6 million of higher selling price/mix, $78.3 million of higher volumes and $88.5 million of favorable impact of foreign currency. Volumes were negatively impacted by an estimated $40.5 million and $31.7 million due to the Ransomware Incident and winter weather, respectively, in the second quarter of fiscal 2021. Additionally, volumes in fiscal 2020 were negatively impacted by COVID-19, primarily in the last half of the fiscal year.

Segment Income — Consumer Packaging Segment

Segment income attributable to the Consumer Packaging segment in fiscal 2021 increased $133.6 million compared to the prior year. Segment income in the period increased primarily due to $168.3 million of margin impact from higher selling price/mix, an estimated $158.4 million of productivity improvements, $35.6 million of higher volumes excluding the Events, an estimated $31.0 million of lower economic downtime, and other items. The impact of COVID-19 recognition awards to our manufacturing and operations teammates and increased costs for safety, cleaning and other items related to COVID-19 for fiscal 2020 was $25.1 million compared to $15.8 million in fiscal 2021. These items were partially offset by an estimated $225.4 million of net cost inflation, an estimated $14.1 million impact of winter weather, an estimated $13.3 million impact of the Ransomware Incident, and other items. Net cost inflation consisted primarily of higher wage and other, recovered fiber, chemical, energy and freight costs.

LIQUIDITY AND CAPITAL RESOURCES

We fund our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our accounts receivable sales agreements, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for more information regarding our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

We are a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of September 30, 2021, while others are considered future obligations. Our contractual obligations primarily consist of items such as: long-term debt, including current portion, lease obligations, purchase obligations and other obligations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”, for additional information.

Cash and cash equivalents were $290.9 million at September 30, 2021 and $251.1 million at September 30, 2020. Approximately three-fourths of the cash and cash equivalents at September 30, 2021 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At September 30, 2021, total debt was $8,194.1 million, $168.8 million of which was current. At September 30, 2020, total debt was $9,430.6 million, $222.9 million of which was current. Included in our total debt at September 30, 2021 was $192.4 million of non-cash acquisition related step-up. Total debt was primarily impacted by net cash provided by operating activities exceeding aggregate capital expenditures, dividends and stock repurchases.

At September 30, 2021, we had approximately $3.7 billion of availability under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and receivables securitization facility, the majority of which matures on November 21, 2024. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. On September 10, 2021, we redeemed $400 million aggregate principal amount of our 4.900% senior notes due March 2022 using cash and cash equivalents and recorded a loss on extinguishment of debt of $8.6 million.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with all of these covenants as required by these facilities and were in compliance with all of these covenants at September 30, 2021.

At September 30, 2021, we had $63.2 million of outstanding letters of credit not drawn upon.

We use a variety of working capital management strategies including supply chain financing ("SCF") programs, vendor financing and commercial card programs, monetization facilities where we sell short-term receivables to third-party financial institutions and a receivables securitization facility. We describe these programs below and in the Notes to Consolidated Financial Statements.

We engage in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or us. Receivables transferred under these customer-based supply chain finance programs generally meet the requirements to be accounted for as sales in accordance with guidance under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) resulting in derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer-based supply chain financing programs constitute approximately 2% of our annual net sales. In addition, we have monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. For a discussion of our monetization facilities see “Note 12. Fair Value — A/R Sales Agreements”.

Our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. We do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable our suppliers, at their sole discretion, to sell their receivables from us to the financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell us goods or services and issue the associated invoices to us based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Our suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by us under SCF programs and we have no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to our suppliers that elect to participate in SCF programs are included in the line item accounts payable and accrued expenses in our consolidated balance sheets and the activity is reflected in net cash provided by operating activities in our consolidated statements of cash flows. Based on correspondence with the financial institutions that are involved with our two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 15% of our accounts payable balance.

We also participate in certain vendor financing and commercial card programs to support our travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because we receive the benefit of extended payment terms and a rebate from the financial institution that we would not have otherwise received without the financial institutions’ involvement. We also have a receivables securitization facility that allows for borrowing availability based on the eligible underlying accounts receivable and compliance with certain covenants. For a discussion of our receivables securitization facility and the amount outstanding under our vendor financing and commercial card programs see “Note 13. Debt” of the Notes to Consolidated Financial Statements for additional information.

Cash Flow Activity

	Year Ended September 30,
(In millions)	2021	2020

Net cash provided by operating activities	$2,279.9	$2,070.7
Net cash used for investing activities	$(676.0)	$(921.5)
Net cash used for financing activities	$(1,580.4)	$(1,021.1)

Net cash provided by operating activities during fiscal 2021 increased $209.2 million from fiscal 2020 primarily due to higher consolidated net income and a $141.0 million net decrease in the use of working capital compared to the prior year.

Net cash used for investing activities of $676.0 million in fiscal 2021 consisted primarily of $815.5 million for capital expenditures that were partially offset by $58.5 million of proceeds from the sale of the Summerville, SC sawmill, $44.9 million of proceeds from corporate owned life insurance and $29.5 million of proceeds from the sale of investments. Net cash used for investing activities of $921.5 million in fiscal 2020 consisted primarily of $978.1 million for capital expenditures that were partially offset by $35.0 million of proceeds from the sale of property, plant and equipment and $16.9 million of proceeds from corporate owned life insurance.

We invested $815.5 million in capital expenditures in fiscal 2021, which is in the range of the $800 million to $900 million we expected to invest heading into the year. With the completion of certain of our strategic projects in fiscal 2021, including the paper machine at our Florence, SC mill and the Tres Barras mill upgrade project, we expect capital expenditures of approximately $1.0 billion in fiscal 2022. At this level of capital investment, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects while also making investments to support productivity and growth in our business. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In fiscal 2021, net cash used for financing activities of $1,580.4 million consisted primarily of a net decrease in debt of $1,241.3 million and cash dividends paid to stockholders of $233.8 million and stock repurchases of $122.4 million. In fiscal 2020, net cash used for financing activities of $1,021.1 million consisted primarily of a net decrease in debt of $673.9 million and cash dividends paid to stockholders of $344.5 million.

We estimate that we will invest approximately $21 million for capital expenditures during fiscal 2022 in connection with matters relating to environmental compliance. We were obligated to purchase approximately $249 million of fixed assets at September 30, 2021 for various capital projects. See Item 1A. “Risk Factors — Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated”.

At September 30, 2021, the U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $59 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize nearly all of the remaining U.S. federal net operating losses and other U.S. federal credits during the current fiscal year. Foreign and state net operating losses and credits will be used over a longer period of time. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures and other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our fiscal 2022 cash tax rate will be slightly lower than our income tax rate. Our cash tax rate in fiscal 2023 and 2024 will be driven slightly higher than our income tax rate primarily due to the absence of certain nonrecurring tax credits, the expected release of a tax reserve and the reduction in capital investments, including the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act.

During fiscal 2021 and 2020, we made contributions of $23.2 million and $22.5 million, respectively, to our U.S. and non-U.S. pension plans. Based on current facts and assumptions, we expect to contribute approximately $25 million to our U.S. and non-U.S. pension plans in fiscal 2022. Based on current assumptions, including future interest rates, we estimate that minimum pension contributions to our U.S. and non-U.S. pension plans will be approximately $23 million to $24 million annually in fiscal 2023 through 2026. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. The net overfunded status of our U.S. and non-U.S. pension plans at September 30, 2021 was $405.1 million. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from PIUMPF and Central States, Southeast and Southwest Areas Pension Plan (“Central States”), and recorded estimated withdrawal liabilities for each. We also have liabilities associated with other MEPPs that we, or legacy companies, have withdrawn from in the past. Currently, we pay approximately $14 million a year in withdrawal liabilities, excluding accumulated funding deficiency demands. With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate. At September 30, 2021 and September 30, 2020, we had withdrawal liabilities recorded of $247.1 million and $252.0 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs”.

In October 2021, our board of directors declared a quarterly dividend of $0.25 per share, representing a $1.00 per share annualized dividend or an increase of 25% since our February 2021 dividend. The recent decisions to increase our dividend reflects the confidence we have in our business and our ability to generate strong cash flows, as well as the progress we have made in reducing debt since we began implementing the WestRock Pandemic Action Plan. In fiscal 2021, we paid an annual dividend of $0.88 per share (we paid a quarterly dividend of $0.24, $0.24, $0.20 and $0.20 per share in August 2021, May 2021, February 2021 and November 2020, respectively) compared to $1.33 per share in fiscal 2020 (we paid a quarterly dividend of $0.20, $0.20, $0.465 and $0.465 per share in August 2020, May 2020, February 2020 and November 2019, respectively) and $1.82 per share in fiscal 2019. In May 2020, we reduced our dividend given the uncertain market conditions at the time driven by COVID-19. We believe the reduction was prudent given the uncertain market conditions at the time and the reduction has allowed us to allocate additional cash to pay down our outstanding debt. Our short-term goal has been to reduce debt and leverage and return capital to stockholders through a competitive annual dividend. Longer term, our capital allocation priorities include (i) investing in our business, (ii) consistently growing our dividend, (iii) maintaining our investment grade profile, (iv) pursue tuck-in acquisitions that align to our strategy and generate attractive returns, and (v) opportunistic share repurchases.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. In fiscal 2021, we repurchased approximately 2.5 million shares of our Common Stock for an aggregate cost of $125.1 million (a portion of which settled after September 30, 2021). In fiscal 2020, we repurchased no shares of our Common Stock. In fiscal 2019, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $88.6 million. As of September 30, 2021, we had approximately 16.6 million shares of Common Stock available for repurchase under the program.

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

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2021, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors, including estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those presented in the table.

	Payments Due by Period
(In millions)	Total	Fiscal 2022	Fiscal 2023 and 2024	Fiscal 2025 and 2026	Thereafter

Long-Term Debt, including current portion, excluding finance lease obligations (1)	$7,787.9	$160.2	$1,258.2	$1,990.4	$4,379.1
Lease obligations (2)	1,108.9	207.0	311.3	184.0	406.6
Purchase obligations and other (3) (4) (5)	1,749.2	1,021.5	221.9	128.8	377.0
Total	$10,646.0	$1,388.7	$1,791.4	$2,303.2	$5,162.7

(1)

Includes only principal payments owed on our debt assuming that all of our long-term debt will be held to maturity, excluding scheduled payments. We have excluded $142.1 million of fair value of debt step-up, deferred financing costs and unamortized bond discounts from the table to arrive at actual debt obligations. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for information on the interest rates that apply to our various debt instruments.

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

(4)

We have included future estimated minimum pension plan contributions, MEPP withdrawal payments with definite payout terms and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Our estimates are based on factors, such as discount rates and expected returns on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, returns on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. We have excluded $80.2 million of MEPP withdrawal liabilities recorded as of September 30, 2021, including our estimate of the accumulated funding deficiency, due to lack of definite payout terms for certain of the obligations. See “Note 5. Retirement Plans – Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

(5)	We have not included the following items in the table:
•	An item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these liabilities do not have a defined pay-out schedule.
•

$250.4 million for certain provisions of ASC 740, “Income Taxes” associated with liabilities, primarily for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

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

Upon issuance, the Notes maturing in 2024, 2025, 2027 and March 2028 were fully and unconditionally guaranteed by the Company, WRKCo Inc. and WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”, and together with RKT, the “Guarantor Subsidiaries”). On November 2, 2018, in connection with the consummation of the KapStone Acquisition, Whiskey Holdco, Inc. became the direct parent of the Issuer, changed its name to WestRock Company (“Parent”) and fully and unconditionally guaranteed these Notes. The remaining Notes were issued by the Issuer subsequent to the consummation of the KapStone Acquisition and were fully and unconditionally guaranteed at the time of issuance by the Parent and the Guarantor Subsidiaries. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by the Parent and the Guarantor Subsidiaries (together, the “Guarantors”). Collectively, the Issuer and the Guarantors are the “Obligor Group”.

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

Under each indenture governing one or more series of the Notes, a Guarantor Subsidiary will be automatically and unconditionally released from its guarantee upon consummation of any transaction permitted under the applicable indenture resulting in such Guarantor Subsidiary ceasing to be an obligor (either as issuer or guarantor). Under the indentures, the guarantee of the Parent will be automatically released and will terminate upon the merger of the Parent with or into the Issuer or another guarantor, the consolidation of the Parent with the Issuer or another guarantor or the transfer of all or substantially all of the assets of the Parent to the Issuer or a guarantor. In addition, if the Issuer exercises its defeasance or covenant defeasance option with respect to the Notes of a series in accordance with the terms of the applicable indenture, each guarantor will be automatically and unconditionally released from its guarantee of the Notes of such series and all its obligations under the applicable indenture.

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

Pursuant to amended Rule 3-10 of Regulation S-X, the summarized financial information below is presented for the Obligor Group on a combined basis after the elimination of intercompany balances and transactions among the Obligor Group and equity in earnings from and investments in the non-Guarantor Subsidiaries. The summarized financial information below should be read in conjunction with the Company’s consolidated financial statements contained herein, as the summarized financial information may not necessarily be indicative of results of operations or financial position had the subsidiaries operated as independent entities.

SUMMARIZED STATEMENT OF OPERATIONS

Year Ended September 30,
(In millions)	2021

Net sales to unrelated parties	$1,550.4
Net sales to non-Guarantor Subsidiaries	$1,049.5
Gross profit	$631.5
Interest expense, net with non-Guarantor Subsidiaries	$(66.8)
Net loss and net loss attributable to the Obligor Group	$(94.8)

SUMMARIZED BALANCE SHEETS

	September 30,
(In millions)	2021	2020

ASSETS
Total current assets	$310.4	$334.8

Noncurrent amounts due from non- Guarantor Subsidiaries	$306.1	$310.0
Other noncurrent assets (1)	1,980.5	2,096.7
Total noncurrent assets	$2,286.6	$2,406.7

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$2,281.4	$1,520.1
Other current liabilities	130.4	237.9
Total current liabilities	$2,411.8	$1,758.0

Noncurrent amounts due to non- Guarantor Subsidiaries	$3,437.4	$2,821.3
Other noncurrent liabilities	7,296.6	8,633.4
Total noncurrent liabilities	$10,734.0	$11,454.7

(1)	Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,699.2 million and $1,797.2 million as of September 30, 2021 and September 30, 2020, respectively.

NON-GAAP FINANCIAL MEASURES

We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”). However, management believes certain non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with additional meaningful financial information that should be considered when assessing our ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions, and in evaluating our performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies.

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude restructuring and other costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted

Earnings Per Diluted Share are Net income (loss) attributable to common stockholders and Earnings (loss) per diluted share, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings (loss) per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Years Ended September 30,
	2021	2020
Earnings (loss) per diluted share	$3.13	$(2.67)
Goodwill impairment	—	5.07
Restructuring and other items	0.09	0.33
COVID-19 employee payments	0.06	0.09
Grupo Gondi option	0.06	—
Ransomware recovery costs, net of insurance proceeds	0.05	—
Accelerated compensation ‒ former CEO	0.04	—
Loss on extinguishment of debt	0.03	—
Losses at closed plants, transition and start-up costs	0.01	0.07
North Charleston and Florence transition and reconfiguration costs	—	0.13
Accelerated depreciation on major capital projects and certain plant closures	—	0.05
MEPP liability adjustment due to interest rates	—	0.05
Gain on sale of investment	(0.05)	—
Gain on sale of sawmill	(0.03)	—
Brazil indirect tax claim	—	(0.14)
Litigation recovery	—	(0.07)
Adjustment related to Tax Cuts and Jobs Act	—	(0.06)
Direct recoveries from Hurricane Michael, net of related costs	—	(0.05)
Gain on sale of certain closed facilities	—	(0.05)
Other	—	0.02
Adjustment to reflect adjusted earnings on a fully diluted basis	—	(0.02)
Adjusted Earnings Per Diluted Share	$3.39	$2.75

The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income (loss) before income taxes”, “Income tax expense” and “Consolidated net income (loss)”, respectively, as reported on the Consolidated Statements of Operations. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income (loss) attributable to common stockholders (represented in the table below as the GAAP Results for Consolidated net income (loss) (i.e., Net of Tax) less net income attributable to Noncontrolling interests), for the periods indicated (in millions):

	Year ended September 30, 2021			Year ended September 30, 2020
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
As reported	$1,085.9	$(243.4)	$842.5	$(522.6)	$(163.5)	$(686.1)
Goodwill impairment	—	—	—	1,333.2	(18.9)	1,314.3
Restructuring and other items	31.5	(7.7)	23.8	112.7	(28.2)	84.5
COVID-19 employee payments	22.0	(5.4)	16.6	31.6	(7.7)	23.9
Grupo Gondi option	22.5	(6.7)	15.8	—	—	—
Ransomware recovery costs, net of insurance proceeds	18.9	(4.7)	14.2	—	—	—
Accelerated compensation ‒ former CEO	11.7	—	11.7	—	—	—
Loss on extinguishment of debt	9.7	(2.4)	7.3	1.5	(0.4)	1.1
Losses at closed plants, transition and start-up costs	3.0	(0.6)	2.4	21.9	(5.4)	16.5
Accelerated depreciation on major capital projects and certain plant closures	0.7	(0.2)	0.5	17.3	(4.2)	13.1
North Charleston and Florence transition and reconfiguration costs	—	—	—	43.4	(10.6)	32.8
Multiemployer pension withdrawal expense	—	—	—	0.9	(0.2)	0.7
Gain on sale of investment	(16.0)	2.4	(13.6)	—	—	—
Gain on sale of sawmill	(16.5)	8.3	(8.2)	—	—	—
Gain on sale of certain closed facilities	(0.9)	0.2	(0.7)	(15.6)	3.8	(11.8)
Brazil indirect tax claim	(0.9)	0.3	(0.6)	(51.9)	16.0	(35.9)
MEPP liability adjustment due to interest rates	(0.4)	0.1	(0.3)	15.0	(3.7)	11.3
Litigation recovery	—	—	—	(23.9)	5.9	(18.0)
Adjustment related to Tax Cuts and Jobs Act	—	—	—	—	(16.4)	(16.4)
Direct recoveries from Hurricane Michael, net of related costs	—	—	—	(16.1)	4.0	(12.1)
Land and Development operating results	—	—	—	(1.3)	0.3	(1.0)
Other	—	—	—	6.0	(1.5)	4.5
Adjusted Results	$1,171.2	$(259.8)	$911.4	$952.1	$(230.7)	$721.4
Noncontrolling interests			(4.2)			(4.8)
Adjusted Net Income			$907.2			$716.6

We discuss certain of these charges in more detail in “Note 4. Restructuring and Other Costs”, “Note 7. Segment Information” and “Note 17. Commitments and Contingencies — Indirect Tax Claim”.

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

ASC 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is “more likely than not” that the fair value of a reporting unit exceeds its carrying amount. We generally do not attempt a qualitative assessment and move directly to the quantitative test. As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, which we believe would be generally consistent with that of a market participant. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value as required under ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which we early adopted starting with our fiscal 2020 annual goodwill impairment test on July 1, 2020. We describe our accounting policy for goodwill further in “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” of the Notes to Consolidated Financial Statements.

During the fourth quarter of fiscal 2021, we completed our annual goodwill impairment testing. We considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of COVID-19, macroeconomic conditions, industry and market considerations, and financial performance, including planned revenue, earnings and capital investments of each reporting unit. The discount rate used for each reporting unit ranged from 8.0% to 12.0%. We used perpetual growth rates in the reporting units ranging from 0.5% to 1.0%. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values by more than 20% each. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit, the fair value of each of our reporting units would have continued to exceed its carrying value.

At September 30, 2021, the North American Corrugated, Consumer Packaging, Brazil Corrugated and Victory Packaging reporting units had $3,518.5 million, $2,295.9 million, $103.7 million and $41.1 million of goodwill, respectively. Our long-lived assets, including intangible assets remain recoverable. Subsequent to our annual test, we monitored industry economic trends until the end of our fiscal year and determined no additional testing for goodwill impairment was warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. Currently, we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, we cannot predict certain market factors with certainty, including the impact of COVID-19, and have certain risks inherent to our operations as described in Item 1A. “Risk Factors”. If actual results are not consistent with our assumptions and estimates, we may be exposed to additional impairment losses that could be material.

See Item 1A. “Risk Factors — We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Would Adversely Impact Our Operating Results and Shareholders’ Equity”.

 Long-Lived Assets

We follow the provisions included in ASC 360, “Property, Plant, and Equipment” in determining whether the carrying value of any of our long-lived assets, including right-of-use assets (“ROU”) and amortizing intangibles other than goodwill, is impaired. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques.

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

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any. We use significant judgment in (i) determining whether a tax position, based solely on its technical merits, is “more likely than not” to be sustained upon examination and (ii) measuring the tax benefit as the largest amount of benefit that is “more likely than not” to be realized upon ultimate settlement. We do not record any benefit for the tax positions where we do not meet the “more likely than not” initial recognition threshold. Income tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. We generally recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution. A 1% change in our effective tax rate would increase or decrease tax expense by approximately $10.9 million for fiscal 2021. A 1% change in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2021 consolidated balance sheet, would increase or decrease tax expense by approximately $124 million for fiscal 2021.

Pension

The funded status of our qualified and non-qualified U.S. and non-U.S. pension plans increased $353.4 million in fiscal 2021. Our U.S. qualified and non-qualified pension plans were over funded by $387.9 million as of September 30, 2021. Our non-U.S. pension plans were over funded by $17.2 million as of September 30, 2021. Our U.S. pension plan benefit obligations were negatively impacted in fiscal 2021 primarily by a 1-basis point decrease in the discount rate compared to the prior measurement date. The non-U.S. pension plan obligations were positively impacted in fiscal 2021 by a 47-basis point increase in the discount rate compared to the prior measurement date.

The determination of pension obligations and pension expense requires various assumptions that can significantly affect liability and expense amounts, such as the expected long-term rate of return on plan assets, discount rates, projected future compensation increases and mortality rates for each of our plans. These assumptions are determined annually in conjunction with our actuary. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results of operations to differ materially from those that we are currently reporting based on management’s current estimates.

A 25-basis point change in the discount rate, compensation level, expected long-term rate of return on plan assets and interest crediting rate, factoring in our corridor (as defined herein) as appropriate, would have had the following effect on fiscal 2021 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans
	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(14.5)	$15.2
Compensation level	$0.3	$(0.3)
Expected long-term rate of return on plan assets	$(16.7)	$16.7
Interest crediting rate	$0.4	$(0.4)

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

Containerboard and Paperboard Shipments

We are exposed to market risk related to our sales of containerboard and paperboard. We sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified index prices. We have the capacity to annually ship approximately 12.1 million tons in our Corrugated Packaging segment and approximately 4.1 million tons in our Consumer Packaging segment. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 91%. A hypothetical $10 per ton change in the price of containerboard and paperboard throughout the year based on our capacity would impact our sales by approximately $121 million and $41 million in our Corrugated Packaging and Consumer Packaging segments, respectively. See Item 1A. “Risk Factors — Our Earnings Are Highly Dependent on Volumes”.

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

We spent approximately $903 million and $773 million on all energy sources in fiscal 2021 and 2020, respectively to operate our facilities. The increase in energy costs in fiscal 2021 was primarily due to inflation. Natural gas and electricity each account for approximately 30% to 40% of our energy purchases depending upon pricing. While the amount of energy we consume may vary from year to year due to production levels and other factors, in fiscal 2022 we expect to consume approximately 90 million MMBtu of natural gas. A hypothetical 10% change in the price of energy throughout the year would impact our cost of energy by approximately $90 million based on fiscal 2021 pricing and consumption.

Recycled Fiber

Recycled fiber is the principal raw material we use in the production of recycled paperboard and a portion of our containerboard. In fiscal 2021 and 2020, we consumed approximately 5.8 million and 5.5 million tons of recycled fiber, respectively. Recycled fiber prices can fluctuate significantly. Our purchases of old corrugated containers and double-lined kraft clippings accounted for our largest recycled fiber costs and approximately 85% to 90% of our recycled fiber purchases. The remaining 10% to 15% of our recycled fiber purchases consisted of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing. Recycled fiber prices increased in fiscal 2021 from prior year levels. While the amount of recycled fiber we consume may vary from year to year due to production levels and other factors, in fiscal 2022 we expect to consume approximately 5.9 million tons of recycled fiber. A hypothetical 10% change in recycled fiber prices in our mills for a fiscal year would impact our costs by approximately $59 million.

Virgin Fiber

Virgin fiber is the principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly due to significant changes in weather, such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations. Virgin fiber prices increased modestly in fiscal 2021 from prior year levels. A hypothetical 10% change in virgin fiber prices in our mills for a fiscal year would impact our costs by approximately $138 million.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are items such as distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. Freight costs increased in fiscal 2021, following a decline in freight costs in fiscal 2020, primarily due to inflation and supply constraints. A hypothetical 10% change in freight costs for fiscal 2021 and 2020 would impact our costs by approximately $190 million and $161 million, respectively. In fiscal 2022, we expect to consume approximately 83 million gallons of diesel. See Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. As discussed below, we may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2021 and 2020, including the impact of our interest rate swaps, if market interest rates change an average of 100 basis points, our annual interest expense would be impacted by approximately $11 million and $13 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment. See Item 1A. “Risk Factors — We Have Had Significant Levels of Indebtedness in the Past and May Incur Significant Levels of Indebtedness in the Future, Which Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business”.

Derivative Instruments / Forward Contracts

We periodically may issue and settle foreign currency denominated debt, exposing us to the effect of changes in spot exchange rates between loan issue and loan repayment dates and changes in spot exchange rates on open balances at each balance sheet date. From time to time, we may use foreign exchange contracts to hedge these exposures with terms of generally one month. Based on our open foreign exchange contracts as of September 30, 2021 and 2020, the effect of a 1% change in exchange rates would impact Other income, net by approximately $3 million for each year. Although these foreign currency sensitive instruments expose us to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the foreign currency denominated debt exposures. The fluctuation of these instruments may cause future cash settlement of the hedge.

We periodically may also enter into interest rate swaps to manage the interest rate risk associated with a portion of our outstanding debt but currently have no active interest rate swaps or commodity forward contracts. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. We may enter into swaps or forward contracts on certain commodities to manage the price risk associated with forecasted purchases or sales of those commodities.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment, among other factors. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2021 and 2020, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $15 million and $13 million, respectively, and a 0.25% increase in the discount rate would have increased pre-tax income by $15 million and $15 million, respectively. Similarly, MEPPs in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs”.

Foreign Currency

We predominately operate in markets in the U.S., but derived 18.5% of our net sales in fiscal 2021 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Although we are impacted by the exchange rates of a number of currencies, our largest exposures are generally to the Brazilian Real, British Pound, Canadian dollar, Euro and Mexican Peso. In conducting our foreign operations, we also make inter-company sales and receive royalties and dividends denominated in different currencies. These activities expose us to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of our operations are generally stable and regularly occurring and are recorded at fair market value in our financial statements.

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

During fiscal 2021 and 2020, the effect of a hypothetical 10% change in foreign currencies that we have exposure to compared to the U.S. dollar would have impacted our segment results by approximately $40 million and $30 million, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

During fiscal 2021 and 2020, the effect of a hypothetical 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $30 million and $21 million, respectively. This impact does not consider the effects of a stronger or weaker U.S. dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and the demand for our products such as a strengthening U.S. dollar causes exports to become more expensive to foreign customers and business that have to pay for them in other currencies. See Item 1A. “Risk Factors — We May Be Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
(In millions, except per share data)	2021	2020	2019

Net sales	$18,746.1	$17,578.8	$18,289.0
Cost of goods sold	15,315.8	14,381.6	14,540.0
Gross profit	3,430.3	3,197.2	3,749.0
Selling, general and administrative, excluding intangible amortization	1,759.3	1,624.4	1,715.2
Selling, general and administrative intangible amortization	357.1	400.5	400.2
Loss (gain) on disposal of assets	4.1	(16.3)	(41.2)
Multiemployer pension withdrawal income	(2.9)	(1.1)	(6.3)
Land and Development impairments	—	—	13.0
Restructuring and other costs	31.5	112.7	173.7
Goodwill impairment	—	1,333.2	—
Operating profit (loss)	1,281.2	(256.2)	1,494.4
Interest expense, net	(372.3)	(393.5)	(431.3)
Loss on extinguishment of debt	(9.7)	(1.5)	(5.1)
Pension and other postretirement non-service income	134.9	103.3	74.2
Other income, net	10.9	9.5	2.4
Equity in income of unconsolidated entities	40.9	15.8	10.1
Income (loss) before income taxes	1,085.9	(522.6)	1,144.7
Income tax expense	(243.4)	(163.5)	(276.8)
Consolidated net income (loss)	842.5	(686.1)	867.9
Less: Net income attributable to noncontrolling interests	(4.2)	(4.8)	(5.0)
Net income (loss) attributable to common stockholders	$838.3	$(690.9)	$862.9

Basic earnings (loss) per share attributable to common stockholders	$3.16	$(2.67)	$3.36

Diluted earnings (loss) per share attributable to common stockholders	$3.13	$(2.67)	$3.33

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
(In millions)	2021	2020	2019

Consolidated net income (loss)	$842.5	$(686.1)	$867.9
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation gain (loss)	124.3	(215.0)	(143.4)
Derivatives:
Deferred (loss) gain on cash flow hedges	(0.1)	(10.0)	1.1
Reclassification adjustment of net loss (gain) on cash flow hedges included in earnings	5.5	3.6	(0.2)
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (loss) arising during period	165.6	24.2	(248.5)
Amortization and settlement recognition of net actuarial loss, included in pension and postretirement cost	25.5	35.4	17.2
Prior service cost arising during period	(4.2)	(19.6)	(3.3)
Amortization and curtailment recognition of prior service cost, included in pension and postretirement cost	4.5	3.8	1.8
Other comprehensive income (loss), net of tax	321.1	(177.6)	(375.3)
Comprehensive income (loss)	1,163.6	(863.7)	492.6
Less: Comprehensive income attributable to noncontrolling interests	(4.5)	(4.5)	(3.6)
Comprehensive income (loss) attributable to common stockholders	$1,159.1	$(868.2)	$489.0

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
(In millions, except per share data)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$290.9	$251.1
Accounts receivable (net of allowances of $68.1 and $66.3)	2,586.9	2,142.7
Inventories	2,173.3	2,023.4
Other current assets	597.6	520.5
Assets held for sale	10.9	7.0
Total current assets	5,659.6	4,944.7
Property, plant and equipment, net	10,570.1	10,778.9
Goodwill	5,959.2	5,962.2
Intangibles, net	3,318.8	3,667.2
Restricted assets held by special purpose entities	1,260.5	1,267.5
Prepaid pension asset	674.3	368.7
Other assets	1,811.8	1,790.5
Total assets	$29,254.3	$28,779.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$168.8	$222.9
Accounts payable	2,123.7	1,674.2
Accrued compensation and benefits	656.8	386.7
Other current liabilities	694.8	645.1
Total current liabilities	3,644.1	2,928.9
Long-term debt due after one year	8,025.3	9,207.7
Pension liabilities, net of current portion	254.7	305.2
Postretirement benefit liabilities, net of current portion	133.7	145.4
Non-recourse liabilities held by special purpose entities	1,127.3	1,136.5
Deferred income taxes	2,944.4	2,916.9
Other long-term liabilities	1,433.1	1,490.3
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	1.7	1.3
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 600.0 million shares authorized; 265.0 million and 260.4 million shares outstanding at September 30, 2021 and September 30, 2020, respectively	2.7	2.6
Capital in excess of par value	11,058.8	10,916.3
Retained earnings	1,607.9	1,031.6
Accumulated other comprehensive loss	(999.1)	(1,319.9)
Total stockholders’ equity	11,670.3	10,630.6
Noncontrolling interests	19.7	16.9
Total equity	11,690.0	10,647.5
Total liabilities and equity	$29,254.3	$28,779.7

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
(In millions, except per share data)	2021	2020	2019

Number of Shares of Common Stock Outstanding:
Balance at beginning of fiscal year	260.4	257.8	253.5
Issuance of common stock, net of stock received for tax withholdings (1)	7.1	2.6	6.4
Purchases of common stock (2)	(2.5)	—	(2.1)
Balance at end of fiscal year	265.0	260.4	257.8
Common Stock:
Balance at beginning of fiscal year	$2.6	$2.6	$2.5
Issuance of common stock, net of stock received for tax withholdings (1)	0.1	—	0.1
Balance at end of fiscal year	2.7	2.6	2.6
Capital in Excess of Par Value:
Balance at beginning of fiscal year	10,916.3	10,739.4	10,588.9
Compensation expense under share-based plans	88.5	130.3	64.8
Issuance of common stock, net of stock received for tax withholdings (1)	158.8	46.6	101.1
Fair value of share-based awards issued in business combinations	—	—	70.8
Purchases of common stock (2)	(103.7)	—	(86.2)
Other	(1.1)	—	—
Balance at end of fiscal year	11,058.8	10,916.3	10,739.4
Retained Earnings:
Balance at beginning of fiscal year	1,031.6	1,997.1	1,573.3
Adoption of accounting standards (3)	(3.8)	73.5	43.5
Net income (loss) attributable to common stockholders	838.3	(690.9)	862.9
Dividends declared (per share - $0.88, $1.33 and $1.82) (4)	(236.3)	(348.1)	(479.8)
Issuance of common stock, net of stock received for tax withholdings	(0.5)	—	(0.4)
Purchases of common stock (2)	(21.4)	—	(2.4)
Balance at end of fiscal year	1,607.9	1,031.6	1,997.1
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(1,319.9)	(1,069.2)	(695.3)
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	(73.4)	—
Other comprehensive loss, net of tax	320.8	(177.3)	(373.9)
Balance at end of fiscal year	(999.1)	(1,319.9)	(1,069.2)
Total Stockholders’ equity	11,670.3	10,630.6	11,669.9
Noncontrolling Interests: (5)
Balance at beginning of fiscal year	16.9	14.3	13.0
Net income	1.7	2.7	3.2
Contributions	—	—	0.2
Distributions and adjustments to noncontrolling interests	1.1	(0.1)	(2.1)
Balance at end of fiscal year	19.7	16.9	14.3
Total Equity	$11,690.0	$10,647.5	$11,684.2

(1)	Included in the issuance of common stock in fiscal 2019 is the issuance of approximately 1.6 million shares of Common Stock valued at $70.1 million in connection with the KapStone Acquisition.
(2)

In fiscal 2021, we repurchased approximately 2.5 million shares of our Common Stock for an aggregate cost of $125.1 million (a portion of which settled after September 30, 2021). In fiscal 2019, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $88.6 million.

(3)

For fiscal 2021, the amount relates to the adoption of ASU 2016-13 (as hereinafter defined). For fiscal 2020, the amount primarily relates to the adoption of ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. For fiscal 2019, the amount relates to the adoption of ASC 606 (as hereinafter defined).

(4)	Includes cash dividends paid and dividend equivalent units on certain restricted stock awards.
(5)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the Consolidated Balance Sheets.

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(In millions)	2021	2020	2019

Operating activities:
Consolidated net income (loss)	$842.5	$(686.1)	$867.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,460.0	1,487.0	1,511.2
Cost of real estate sold	—	16.1	17.3
Deferred income tax (benefit) expense	(38.3)	43.0	37.1
Share-based compensation expense	88.6	130.3	64.2
401(k) match and company contribution in common stock	136.1	20.8	—
Pension and other postretirement funding more than expense (income)	(111.5)	(80.1)	(61.3)
Cash surrender value increase in excess of premiums paid	(49.4)	(25.2)	(29.3)
Gain on sale of sawmill	(16.5)	—	—
Gain on sale of investment	(16.0)	—	—
Land and Development impairments	—	—	13.0
Goodwill impairment	—	1,333.2	—
Other impairment adjustments	34.6	25.8	38.3
Loss (gain) on disposal of plant, equipment and other, net	3.7	(13.2)	(43.0)
Other	(29.2)	(15.2)	(57.2)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(428.9)	30.5	272.9
Inventories	(200.0)	21.8	(110.5)
Other assets	(379.6)	(202.4)	(124.6)
Accounts payable	430.3	(86.4)	(39.1)
Income taxes	0.7	(27.6)	7.2
Accrued liabilities and other	552.8	98.4	(53.9)
Net cash provided by operating activities	2,279.9	2,070.7	2,310.2
Investing activities:
Capital expenditures	(815.5)	(978.1)	(1,369.1)
Cash paid for purchase of businesses, net of cash acquired	—	—	(3,374.2)
Proceeds from corporate owned life insurance	44.9	16.9	33.2
Proceeds from sale of sawmill	58.5	—	—
Proceeds from sale of investment	29.5	—	—
Proceeds from sale of property, plant and equipment	6.3	35.0	119.1
Proceeds from property, plant and equipment insurance settlement	3.2	6.5	25.5
Other	(2.9)	(1.8)	(14.1)
Net cash used for investing activities	(676.0)	(921.5)	(4,579.6)
Financing activities:
Proceeds from issuance of notes	—	598.6	2,498.2
Additions to revolving credit facilities	435.0	428.0	222.2
Repayments of revolving credit facilities	(415.0)	(528.2)	(227.2)
Additions to debt	259.9	696.4	5,061.6
Repayments of debt	(1,544.3)	(1,449.2)	(5,631.6)
Changes in commercial paper, net	—	(339.2)	339.2
Other financing additions (repayments)	23.1	(80.3)	52.2
Issuances of common stock, net of related tax withholdings	18.2	22.2	18.3
Purchases of common stock	(122.4)	—	(88.6)
Cash dividends paid to stockholders	(233.8)	(344.5)	(467.9)
Other	(1.1)	(24.9)	3.8
Net cash (used for) provided by financing activities	(1,580.4)	(1,021.1)	1,780.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16.3	(28.6)	4.0
Increase (decrease) in cash, cash equivalents and restricted cash	39.8	99.5	(485.2)
Cash, cash equivalents and restricted cash at beginning of period	251.1	151.6	636.8
Cash, cash equivalents and restricted cash at end of period	$290.9	$251.1	$151.6

See Accompanying Notes

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries for periods on or after November 2, 2018 and to WRKCo Inc. (formerly known as WestRock Company, “WRKCo”) for periods prior to November 2, 2018.

WestRock is a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

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

Basis of Presentation and Principles of Consolidation

The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Actual results may differ from these estimates.

The consolidated financial statements include the accounts of WestRock and our partially owned subsidiaries for which we have a controlling financial interest, including variable interest entities for which we are the primary beneficiary.

Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments without a readily determinable value in which we are not able to exercise significant influence over the investee are accounted under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes). Our investments accounted for under the equity method or the measurement alternative method are not material either individually or in the aggregate. We have eliminated all significant intercompany accounts and transactions. See “Note 7. Segment Information” for our equity method investments.

Reclassifications and Adjustments

During fiscal 2021, we corrected our interest, net of amounts capitalized supplemental disclosure for the prior years by an immaterial amount. Certain amounts in prior periods have been reclassified to conform with the current year presentation.

COVID-19 Pandemic

COVID-19 continues to evolve. The pandemic has affected our operational and financial performance to varying degrees and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new variants such as Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others. Our net

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales, primarily in the last half of fiscal 2020, were negatively impacted by COVID-19, and we have experienced and are currently experiencing higher supply chain costs and tight labor markets in part due to the impacts of COVID-19.

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

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams worked to maintain our business operations and minimize the impact on our customers and teammates. In our second quarter Form 10-Q, we announced that all systems were back in service. All of our mills and converting locations began producing and shipping paper and packaging at pre-ransomware levels in March 2021 or earlier. Our mill system production was approximately 115,000 tons lower than planned for the quarter ended March 31, 2021 as a result of this incident. While shipments from some of our facilities initially lagged behind production levels, this gap closed as systems were restored during the second quarter of fiscal 2021. In locations where technology issues were identified, we used alternative methods, in many cases manual methods, to process and ship orders. We systematically brought our information systems back online in a controlled, phased approach.

We estimate the pre-tax income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded a $15 million credit for preliminary recoveries – approximately $10 million as a reduction of SG&A excluding intangible amortization and approximately $5 million as a reduction of cost of goods sold. We expect to recover substantially all of the remaining ransomware losses from cyber and business interruption insurance in future periods. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the incurrence of costs and the receipt of any insurance proceeds.

In response to the ransomware event, we accelerated information technology investments that we had previously planned to make in future periods in order to further strengthen our information security and technology infrastructure. We engaged a leading cybersecurity defense firm that completed a forensics investigation of the ransomware incident and we are taking appropriate actions in response to the findings. For example, in the short-term, we reset all credentials Company-wide and strengthened security tooling across our servers and workstations. Longer term, in collaboration with our strategic partners, we established a roadmap to advance the maturity and effectiveness of our information security and resiliency capabilities. This roadmap includes initiatives to further strengthen our information security posture across the Company, and to enable us to potentially detect, respond to and recover from security and technical incidents in a faster and more effective manner. More specifically, we are progressing projects to bolster our security monitoring capabilities, strengthen our access controls, reduce risks associated with third-parties, and to enhance the information security of our mills and plants.

Use of Estimates

Preparing consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences could be material.

We use estimates in accounting for, among other things, impairment testing of goodwill and long-lived assets, useful lives for depreciation and amortization, income tax expenses, deferred income tax assets and potential income tax assessments, pension benefits, self-insured obligations, restructuring activities, fair values related to business acquisition accounting, slow-moving and obsolete inventory, allowance for doubtful accounts, share-based compensation and loss contingencies. Various assumptions and other factors underlie the determination of these estimates. The process of determining significant estimates is fact specific and takes into

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The global impact of the COVID-19 pandemic may also affect our accounting estimates, which may materially change from period to period due to changing market factors. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.

Revenue Recognition

We generally recognize revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods, which coincide with the transfer of control of our goods to the customer. Additionally, we manufacture certain customized products that have no alternative use to us (since they are made to specific customer orders), and we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these products, including a reasonable profit. For products that meet these two criteria, we recognize revenue “over time”. This results in revenue recognition prior to the date of shipment or title transfer for these products and results in the recognition of a contract asset (unbilled receivables) balance with a corresponding reduction in finished goods inventory on our balance sheet.

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

Accounts Receivable and Allowances

We derive our accounts receivable from revenue earned from customers located primarily in North America, South America, Europe, Asia and Australia. Given our diverse customer base, we have limited exposure to credit loss from any particular customer or industry segment, and hence we generally do not require collateral. We perform an evaluation of lifetime expected credit losses inherent in our accounts receivable at each balance sheet date. Such an evaluation includes consideration of historical loss experience, trends in customer payment frequency, present economic conditions, and judgment about the future financial health of our customers and industry sector. The average of our receivables collection is within 30 to 60 days. We are a party to accounts receivable sales agreements to sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 12. Fair Value — Accounts Receivable Sales Agreements”.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated credit impairment losses, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We charge off receivables when they are determined to be no longer collectible. Bad debt expense was a credit of $9.4 million in fiscal 2021 and expense of $19.9 million and $10.0 million in fiscal 2020 and 2019, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Balance at beginning of fiscal year	$66.3	$53.2	$49.7
Reduction in sales and charges to costs and expenses	236.5	270.8	259.6
Deductions	(234.7)	(257.7)	(256.1)
Balance at end of fiscal year	$68.1	$66.3	$53.2

Inventories

We value our U.S. inventories at the lower of cost or market, with cost for the majority of our U.S. inventories determined on the last-in first-out (“LIFO”) basis. We value all other inventories at the lower of cost and net realizable value, with cost determined using methods that approximate cost computed on a first-in first-out inventory valuation method (“FIFO”) basis. These other inventories represent primarily foreign inventories, distribution business inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 36% and 37% of FIFO cost of all inventory at September 30, 2021 and 2020, respectively. See “Note 9. Inventories” for additional information.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include standard costs, or average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Lastly, certain operations calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items that are considered to be current period charges include, but are not limited to, production levels, freight, handling costs, and wasted materials (spoilage) that are determined to be abnormal. Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads. Our inventoried spare parts are measured at average cost.

Leased Assets

We adopted the provisions of ASC 842, “Leases” on October 1, 2019 using the modified retrospective approach and, as a result, did not restate prior periods. See “Note 14. Leases” for additional information. We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. We record our operating lease ROU assets and liabilities at the commencement date of the lease based on the present value of lease payments over the lease term.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. While some leases provide for variable payments, they are not included in the ROU assets and liabilities because they are not based on an index or rate. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for our leases, we apply a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a monthly basis for measurement of new lease liabilities.

We have made an accounting policy election to not recognize an ROU asset and liability for leases with a term of 12 months or less unless the lease includes an option to renew or purchase the underlying asset that we are reasonably certain to exercise. In addition, the Company has applied the practical expedient to account for the

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease and non-lease components as a single lease component for all of the Company's leases. See “Note 14. Leases” for additional information.

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

Goodwill and Long-Lived Assets

In accordance with ASC 350, “Intangibles — Goodwill and Other”, we review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed from a market participant perspective. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We determine the fair value of each reporting unit using the discounted cash flow method or, as appropriate, a combination of the discounted cash flow method and the guideline public company method.

ASC 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is “more likely than not” that the fair value of a reporting unit exceeds its carrying amount. We generally do not attempt a qualitative assessment and move directly to the quantitative test. As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from past acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, which we believe would be generally consistent with that of a market participant. The guideline public company method involves comparing the reporting unit to similar companies whose stock is freely traded on an organized exchange. The fair values determined by the discounted cash flow and guideline public company methods are weighted to arrive at the concluded fair value of the reporting unit. However, in instances where comparisons to our peers is less meaningful, no weight is placed on the guideline public company method to arrive at the concluded

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the reporting unit. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value as required under ASU 2017-04 “Simplifying the Test for Goodwill Impairment”, which we early adopted starting with our fiscal 2020 annual goodwill impairment test on July 1, 2020.

During the fourth quarter of fiscal 2021, we completed our annual goodwill impairment testing. We considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of COVID-19, macroeconomic conditions, industry and market considerations, and financial performance, including planned revenue, earnings and capital investments of each reporting unit. The discount rate used for each reporting unit ranged from 8.0% to 12.0%. We used perpetual growth rates in the reporting units that have goodwill ranging from 0.5% to 1.0%. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values by more than 20% each. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit, the fair value of each of our reporting units would have continued to exceed its carrying value.

At September 30, 2021, the North American Corrugated, Consumer Packaging, Brazil Corrugated and Victory Packaging reporting units had $3,518.5 million, $2,295.9 million, $103.7 million and $41.1 million of goodwill, respectively, which remained recoverable at the current year-end. Subsequent to our annual test, we monitored industry economic trends until the end of our fiscal year and determined no additional testing for goodwill impairment was warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. Currently, we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, we cannot predict certain market factors with certainty, including the impact of COVID-19, and have certain risks inherent to our operations as described in Item 1A. “Risk Factors”. If actual results are not consistent with our assumptions and estimates, we may be exposed to additional impairment losses that could be material.

We follow the provisions included in ASC 360, “Property, Plant, and Equipment” in determining whether the carrying value of any of our long-lived assets, including ROU assets and amortizing intangibles other than goodwill, is impaired. The ASC 360 test is a three-step test for assets that are “held and used” as that term is defined by ASC 360. We determine whether indicators of impairment are present. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated costs to sell. Our long-lived assets, including intangible assets remain recoverable.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 1 to 40 years and have a weighted average life of approximately 15.6 years.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2021, the notional amount of foreign currency exchange contract derivative was $270.2 million. The fair value of this derivative instrument was not significant as of September 30, 2021. At September 30, 2020, the notional amounts of interest rate and foreign currency exchange contract derivatives were $600.0 million and $250.2 million, respectively. The fair value of these derivative instruments was not significant as of September 30, 2020. See “Note 13. Debt” for additional information on the foreign currency derivatives.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain provisions of ASC 740, “Income Taxes” provide that a tax benefit from an uncertain tax position may be recognized when it is “more likely than not” that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We use significant judgment in (i) determining whether a tax position, based solely on its technical merits, is “more likely than not” to be sustained upon examination and (ii) measuring the tax benefit as the largest amount of benefit that is “more likely than not” to be realized upon ultimate settlement. We do not record any benefit for the tax positions where we do not meet the “more likely than not” initial recognition threshold. Income tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. We generally recognize interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with ASC 715, “Compensation – Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our Consolidated Balance Sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 5. Retirement Plans”, which include, among others, the discount rate,

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected long-term rates of return on plan assets and rates of increase in compensation levels. We defer actual results that differ from our assumptions, i.e., actuarial gains and losses, and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated, such as but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions and plan remeasurement.

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

Share-Based Compensation

We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation – Stock Compensation”. Pursuant to our incentive stock plans, we can grant options and restricted stock, stock appreciation rights and restricted stock units to employees and our non-employee directors. The grants generally vest over a period of up to three years depending on the nature of the award, except for non-employee director grants, which typically vest over a period of up to one year. The majority of our restricted stock grants to employees generally contain performance or market conditions that must be met in conjunction with a service requirement for the shares to vest, others contain only a service requirement. We charge compensation expense under the plan to earnings over each award’s individual vesting period. Forfeitures are estimated based on historical experience. In fiscal 2020, in connection with our WestRock Pandemic Action Plan we issued restricted stock grants to the majority of our employees to replace their annual cash bonus. See “Note 20. Share-Based Compensation” for additional information.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Our asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our mills. At September 30, 2021 and September 30, 2020, we had recorded liabilities of $73.6 million and $72.3 million, respectively. The liabilities are primarily reflected as Other long-term liabilities on the Consolidated Balance Sheets.

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer certain expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. This maintenance is generally performed every twelve to twenty-four months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period. Planned major maintenance costs deferred at September 30, 2021 and 2020 were $110.7 million and $118.2 million, respectively. The assets are recorded as Other assets on the Consolidated Balance Sheets.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the Consolidated Statements of Operations. We recorded a loss on foreign currency transactions of $0.7 million in fiscal 2021 and a gain on foreign currency transactions of $6.6 million and $18.5 million in fiscal 2020 and 2019, respectively.

Environmental Remediation Costs

We accrue for losses associated with our environmental remediation obligations when it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated. We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of the remedial feasibility study and adjust such accruals as further information develops or circumstances change. We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable. See “Note 17. Commitments and Contingencies — Environmental.”

New Accounting Standards — Adopted in fiscal 2021

In November 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which provides targeted amendments to ASC 808, “Collaborative arrangements” and ASC 606. The amendments in this ASU require transactions between participants in a collaborative arrangement to be accounted for under ASC 606 only when the counterparty is a customer. We adopted the provisions of ASU 2018-18 on October 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments and replaces the incurred loss model with a model that reflects expected credit losses. Subsequently, the FASB issued certain additional clarifications and narrow amendments to ASU 2016-13 intended to make the standards easier to understand and eliminate certain inconsistencies. We adopted ASU 2016-13 and its subsequent revisions using the modified retrospective transition approach on October 1, 2020.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of ASU 2016-13 and its subsequent revisions resulted in us recognizing a cumulative effect adjustment of $3.8 million (net of tax) decrease to opening balance of retained earnings related to our allowance for doubtful accounts primarily for our trade accounts receivable balance.

New Accounting Standards — Pending to be Adopted in Fiscal 2022

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This ASU removes certain exceptions from recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022 for us) and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05 “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments”. This ASU requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses at lease commencement if they were classified as sales-type or direct financing leases. For lessors that had adopted ASC 842 as of July 19, 2021, when the amendments were issued, the amendments can be applied either retrospectively or prospectively and are effective for annual periods beginning after December 15, 2021 (fiscal 2023 for us) and interim periods within those annual periods. Early adoption is permitted. We plan to early adopt this ASU using the prospective transition approach beginning October 1, 2021. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

New Accounting Standards — Recently Issued

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted after their respective issuance dates through December 31, 2022. We are currently evaluating our contracts and the impact of optional expedients provided by these ASUs.

Note 2.	Revenue Recognition

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment). Net sales are attributed to geographical markets based on our selling location. In fiscal 2020, we completed our real estate monetization; therefore, we did not have any Land and Development sales in fiscal 2021.

	Year Ended September 30, 2021
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$11,813.7	$5,218.3	$—	$(299.1)	$16,732.9
South America	457.6	82.5	—	—	540.1
Europe	5.1	1,101.2	—	(0.3)	1,106.0
Asia Pacific	67.3	300.7	—	(0.9)	367.1
Total	$12,343.7	$6,702.7	$—	$(300.3)	$18,746.1

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$10,975.8	$4,978.2	$18.9	$(191.4)	$15,781.5
South America	393.1	70.1	—	—	463.2
Europe	7.9	1,006.4	—	(0.3)	1,014.0
Asia Pacific	42.4	278.3	—	(0.6)	320.1
Total	$11,419.2	$6,333.0	$18.9	$(192.3)	$17,578.8

	Year Ended September 30, 2019
(In millions)	Corrugated Packaging	Consumer Packaging	Land and Development	Intersegment Sales	Total

Primary Geographical Markets
North America	$11,314.7	$5,166.6	$23.4	$(155.5)	$16,349.2
South America	437.2	73.2	—	—	510.4
Europe	1.6	1,064.7	—	(0.1)	1,066.2
Asia Pacific	63.2	301.5	—	(1.5)	363.2
Total	$11,816.7	$6,606.0	$23.4	$(157.1)	$18,289.0

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

The opening and closing balances of our contract assets and contract liabilities are as follows. Contract assets and contract liabilities are reported within Other current assets and Other current liabilities, respectively, on the Consolidated Balance Sheets.

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2020	$185.8	$12.0
Ending balance - September 30, 2021	199.1	12.8
Increase	$13.3	$0.8

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

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. The measurement periods for all prior acquisitions were closed in fiscal 2020.

KapStone Acquisition

On November 2, 2018, we completed the KapStone Acquisition. Effective as of the effective time of the KapStone Acquisition (the “Effective Time”), Whiskey Holdco, Inc. changed its name to “WestRock Company” and WRKCo changed its name to “WRKCo Inc.”

KapStone was a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owned Victory Packaging, a packaging solutions distribution company with facilities in the U.S., Canada and Mexico. We have included the financial results of KapStone in our Corrugated Packaging segment since the date of the acquisition.

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

(2)

The measurement period adjustments were primarily due to refinements to third-party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments to goodwill were essentially flat.

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

Grupo Gondi Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a 25.0% ownership interest in the joint venture together with future put and call options. The investment was valued at approximately $0.3 billion. On October 20, 2017, we increased our ownership interest in Grupo Gondi in Mexico (the “Joint Venture”) from 27.0% to 32.3% through a $108 million capital contribution, which followed the joint venture entity having a stock redemption from a minority partner in April 2017 that increased our ownership interest to approximately 27.0%. The October 2017 capital contribution was used to support the joint venture’s capital expansion plans, which include a containerboard mill and several converting plants.

In connection with the investment in the Joint Venture, we entered into an option agreement pursuant to which we and certain other shareholders of the Joint Venture (the “Partners”) agreed to future put and call options with respect to the equity interests in the Joint Venture held by each party. Pursuant to the option agreement, the Partners had the right on April 1, 2020 to sell us up to 24% of the equity interest in the Joint Venture at fair market value. The Partners did not exercise this right. Pursuant to the option agreement, between October 1, 2020 and April 1, 2021, we had the right to exercise a right to purchase an additional 18.7% equity interest in the Joint Venture from the Partners at a predetermined purchase price. We did not exercise this right. In addition, our joint venture partners may call our 32.3% equity interest at a predetermined price between October 1, 2021 and April 1, 2022. At any time after April 1, 2022, we may elect to sell, and upon such election our joint venture partners will be obligated to buy, all of our equity interest at a price as determined under the provisions of the agreement. Fiscal 2021 reflects a charge of $22.5 million associated with not exercising the option to purchase the additional equity interest in Grupo Gondi that was recorded in Other income, net in the second quarter of fiscal 2021.

Note 4.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $31.5 million, $112.7 million and $173.7 million for fiscal 2021, 2020 and 2019, respectively. Of these costs, $12.6 million, $29.8 million and $56.5 million were non-cash for fiscal 2021, 2020 and 2019, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs for fiscal 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Restructuring	$28.5	$93.7	$111.0
Other	3.0	19.0	62.7
Restructuring and Other Costs	$31.5	$112.7	$173.7

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e., partial or complete plant closures). A partial plant closure may consist of shutting down a machine and/or a workforce reduction. We generally incur various reduction in workforce actions, plant closure activities, impairment costs and certain lease terminations in each fiscal year. In fiscal 2021, our restructuring charges also included an impairment of assets and a gain on lease termination associated with our Richmond, VA regional office (in Corporate). In fiscal 2020, our restructuring charges also included those associated with reducing the capacity of our Consumer mill system with the announced shutdown of an SBS machine at our Evadale, TX mill and employee costs due to merger and acquisition-related workforce reductions and voluntary retirement programs in fiscal 2019 and 2020. In fiscal 2019, charges also included those associated with reducing the linerboard capacity of our Corrugated mill system related to the announced shutdown of a machine at our North Charleston, SC mill. In addition, in fiscal 2019, we began recording charges in our Corrugated Packaging segment associated with the replacement of three paper machines at our Florence, SC mill with a new one.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the last three fiscal years, the cumulative recorded amount since we started the initiatives, and our estimate of the total we expect to incur (in millions):

	2021	2020	2019	Cumulative	Total Expected
Corrugated Packaging
Net property, plant and equipment costs	$2.6	$2.2	$32.1	$97.0	$97.0
Severance and other employee costs	4.6	8.7	16.9	64.5	64.9
Equipment and inventory relocation costs	0.8	2.2	4.8	9.5	10.3
Facility carrying costs	1.7	2.6	3.9	22.6	23.7
Other costs	0.6	(1.9)	1.2	4.5	4.8
Restructuring total	$10.3	$13.8	$58.9	$198.1	$200.7
Consumer Packaging
Net property, plant and equipment costs	$0.7	$23.5	$0.5	$35.9	$35.9
Severance and other employee costs	9.8	19.8	6.0	47.2	47.2
Equipment and inventory relocation costs	0.6	1.4	1.0	4.2	4.2
Facility carrying costs	0.5	—	0.2	1.6	1.6
Other costs	1.9	10.5	4.3	20.7	20.7
Restructuring total	$13.5	$55.2	$12.0	$109.6	$109.6
Land and Development
Net property, plant and equipment costs	$—	$—	$—	$1.8	$1.8
Severance and other employee costs	—	—	0.1	13.8	13.8
Other costs	—	2.0	—	5.0	5.0
Restructuring total	$—	$2.0	$0.1	$20.6	$20.6
Corporate
Net property, plant and equipment costs	$8.8	$—	$—	$8.8	$8.8
Severance and other employee costs	0.9	21.1	37.5	60.2	60.2
Other costs	(5.0)	1.6	2.5	3.6	3.6
Restructuring total	$4.7	$22.7	$40.0	$72.6	$72.6
Total
Net property, plant and equipment costs	$12.1	$25.7	$32.6	$143.5	$143.5
Severance and other employee costs	15.3	49.6	60.5	185.7	186.1
Equipment and inventory relocation costs	1.4	3.6	5.8	13.7	14.5
Facility carrying costs	2.2	2.6	4.1	24.2	25.3
Other costs	(2.5)	12.2	8.0	33.8	34.1
Restructuring total	$28.5	$93.7	$111.0	$400.9	$403.5

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents our acquisition, integration and divestiture costs that we incurred during the last three fiscal years (in millions):

	2021	2020	2019
Acquisition costs	$0.5	$0.2	$28.2
Integration costs	1.7	18.7	34.3
Divestiture costs	0.8	0.1	0.2
Other total	$3.0	$19.0	$62.7

 The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our Consolidated Statements of Operations for the last three fiscal years (in millions):

	2021	2020	2019
Accrual at beginning of fiscal year	$17.2	$32.3	$31.6
Additional accruals	17.4	51.3	60.0
Payments	(17.2)	(56.6)	(55.9)
Adjustment to accruals	(2.1)	(6.2)	(3.2)
Foreign currency rate changes and other	(1.9)	(3.6)	(0.2)
Accrual at end of fiscal year	$13.4	$17.2	$32.3

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	2021	2020	2019
Additional accruals and adjustments to accruals (see table above)	$15.3	$45.1	$56.8
Acquisition costs	0.5	0.2	28.2
Integration costs	1.7	18.7	34.3
Divestiture costs	0.8	0.1	0.2
Net property, plant and equipment	12.1	25.7	32.6
Severance and other employee costs	0.3	1.6	6.8
Equipment and inventory relocation costs	1.4	3.6	5.8
Facility carrying costs	2.2	2.6	4.1
Other costs (1)	(2.8)	15.1	4.9
Total restructuring and other costs, net	$31.5	$112.7	$173.7

(1)	Other costs primarily includes lease and contract termination costs.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. We use a September 30 measurement date for our plans. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, and nearly all of our remaining salaried and non-union hourly employees accruing benefits ceased accruing benefits as of December 31, 2020. In addition, we participate in several MEPPs that provide retirement benefits to certain union employees in accordance with various CBAs. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. The supplemental executive retirement plans provide for incremental pension benefits in excess of those offered in the plan. The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

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

Our target asset allocations by asset category at September 30 were as follows:

	Pension Plans
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity investments	19%	21%	19%	20%
Fixed income investments	73%	74%	75%	72%
Short-term investments	1%	1%	1%	2%
Other investments	7%	4%	5%	6%
Total	100%	100%	100%	100%

Our asset allocations by asset category at September 30 were as follows:

	Pension Plans
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity investments	21%	21%	22%	21%
Fixed income investments	71%	72%	72%	72%
Short-term investments	3%	2%	3%	2%
Other investments	5%	5%	3%	5%
Total	100%	100%	100%	100%

We manage our retirement plans in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder as well as applicable legislation in Canada and other foreign countries. Our investment policy objectives include maximizing long-term returns at

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers, as well as establishing certain risk parameters within asset classes. We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to meet these objectives. In addition, our other investments support multi-strategy objectives.

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisors and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We expect to contribute approximately $25 million to our U.S. and non-U.S. pension plans in fiscal 2022. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for MEPPs for collective bargaining employees generally equals the contributions for these plans, excluding estimated accruals for withdrawal liabilities or adjustments to those accruals.

The weighted average assumptions used to measure the benefit plan obligations at September 30, were:

	Pension Plans
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.99%	2.63%	3.01%	2.16%
Interest crediting rate	3.48%	N/A	3.47%	N/A
Rate of compensation increase	2.50%	2.65%	2.50%	2.68%

At September 30, 2021, the discount rate for the U.S. pension plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the non-U.S. plans was determined based on a yield curve developed by our actuary. The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2021 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the future rate of compensation increases is reviewed periodically and is based on both our internal planning projections and recent history of actual compensation increases.

We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2022, our expected rate of return used to determine net periodic benefit cost is 5.75% for our U.S. plans and 3.81% for our non-U.S. plans. Our expected rates of return in fiscal 2022 are based on an analysis of our long-term expected rate of return and our current asset allocation.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation, plan assets and funded status for the years ended September 30 (in millions):

	Pension Plans
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation:
Benefit obligation at beginning of fiscal year	$5,264.5	$1,471.5	$5,048.9	$1,443.1
Service cost	42.5	8.6	44.2	8.4
Interest cost	154.6	32.7	165.0	33.6
Amendments	5.0	0.6	25.2	(0.2)
Actuarial loss (gain)	20.7	(66.1)	214.3	41.9
Plan participant contributions	—	1.9	—	2.0
Benefits paid	(248.2)	(78.0)	(233.1)	(72.0)
Curtailments	—	—	—	3.2
Settlements	—	(1.4)	—	(9.0)
Foreign currency rate changes	—	68.7	—	20.5
Benefit obligation at end of fiscal year	$5,239.1	$1,438.5	$5,264.5	$1,471.5

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$5,369.7	$1,418.0	$5,005.3	$1,400.9
Actual gain on plan assets	491.9	38.7	582.6	65.4
Employer contributions	13.6	9.6	14.9	7.6
Plan participant contributions	—	1.9	—	2.0
Benefits paid	(248.2)	(78.0)	(233.1)	(72.0)
Settlements	—	(1.4)	—	(9.0)
Foreign currency rate changes	—	66.9	—	23.1
Fair value of plan assets at end of fiscal year	$5,627.0	$1,455.7	$5,369.7	$1,418.0
Funded status	$387.9	$17.2	$105.2	$(53.5)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid pension asset	$566.8	$107.5	$290.6	$78.1
Other current liabilities	(13.5)	(1.0)	(10.7)	(1.1)
Pension liabilities, net of current portion	(165.4)	(89.3)	(174.7)	(130.5)
Over (under) funded status at end of fiscal year	$387.9	$17.2	$105.2	$(53.5)

The actuarial loss (gain) in the change in benefit obligation for the U.S. Plans and Non-U.S. Plans are generally driven by a change in discount rates and to a lesser degree the rate of compensation change in the Non-US. Plans.

Certain U.S. plans have benefit obligations in excess of plan assets. These plans, which consist primarily of non-qualified plans, have aggregate projected benefit obligations of $219.3 million, aggregate accumulated benefit obligations of $219.3 million, and aggregate fair value of plan assets of $40.4 million at September 30, 2021. Our qualified U.S. plans were in a net overfunded position at September 30, 2021.

The accumulated benefit obligation of U.S. and non-U.S. pension plans was $6,627.1 million and $6,682.2 million at September 30, 2021 and 2020, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss September 30 not yet recognized as components of net periodic pension cost, including noncontrolling interest, consist of (in millions):

	Pension Plans
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$573.1	$125.9	$753.2	$188.6
Prior service cost	42.4	2.6	45.6	2.4
Total accumulated other comprehensive loss	$615.5	$128.5	$798.8	$191.0

The pre-tax amounts recognized in other comprehensive loss (income), including noncontrolling interest, are as follows at September 30 (in millions):

	Pension Plans
	2021	2020	2019
Net actuarial (gain) loss arising during period	$(208.0)	$(26.2)	$312.0
Amortization and settlement recognition of net actuarial loss	(34.5)	(48.2)	(25.3)
Prior service cost arising during period	5.6	25.0	3.5
Amortization of prior service cost	(8.4)	(7.8)	(5.2)
Net other comprehensive (income) loss recognized	$(245.3)	$(57.2)	$285.0

The net periodic pension (income) cost recognized in the Consolidated Statements of Operations is comprised of the following for fiscal years ended (in millions):

	Pension Plans
	2021	2020	2019
Service cost	$51.1	$52.6	$42.8
Interest cost	187.3	198.6	232.6
Expected return on plan assets	(368.1)	(362.3)	(340.2)
Amortization of net actuarial loss	34.2	46.8	24.5
Amortization of prior service cost	8.4	7.5	5.2
Curtailment loss	—	0.4	1.0
Settlement loss (gain)	0.4	1.4	(0.2)
Company defined benefit plan income	(86.7)	(55.0)	(34.3)
Multiemployer and other plans	1.6	2.0	1.4
Net pension income	$(85.1)	$(53.0)	$(32.9)

The Multiemployer and other plans line in the table above excludes the estimated withdrawal liabilities recorded. See “Note 5. Retirement Plans — Multiemployer Plans” for additional information.

The Consolidated Statements of Operations line item “Pension and other postretirement non-service income” is equal to the non-service elements of our “Company defined benefit plan income” and our “Net postretirement cost” outlined in this note.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans
	2021		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.01%	2.16%	3.35%	2.42%	4.50%	3.42%
Interest crediting rate	3.47%	N/A	4.22%	N/A	4.15%	N/A
Rate of compensation increase	2.50%	2.68%	3.00%	2.65%	3.00%	2.67%
Expected long-term rate of return on plan assets	6.00%	3.73%	6.25%	4.26%	6.50%	4.69%

For our U.S. pension and postretirement plans, we considered the mortality tables and improvement scales published by the Society of Actuaries and evaluated our specific mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, for fiscal 2021, 2020 and 2019 we utilized the base Pri-2012 mortality tables with specific gender and job classification increases applied for fiscal 2021 ranging from 6% to 13%, for fiscal 2020 ranging from 5% to 12% and for fiscal 2019 6% to 12%.

For our Canadian pension and postretirement plans, we utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience for fiscal 2021, 2020 and 2019. As of September 30, 2021, these adjustment factors were updated to reflect the most recent mortality experience.

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2022	$277.4	$76.1
Fiscal 2023	$279.1	$76.5
Fiscal 2024	$283.7	$76.0
Fiscal 2025	$291.2	$76.3
Fiscal 2026	$280.8	$75.7
Fiscal Years 2027 – 2031	$1,435.0	$378.4

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2021 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. equities (1)	$275.1	$275.1	$—
Non-U.S. equities (1)	9.4	9.4	—
Fixed income securities:
U.S. government securities (2)	292.4	—	292.4
Non-U.S. government securities (3)	113.2	—	113.2
U.S. corporate bonds (3)	2,987.8	137.6	2,850.2
Non-U.S. corporate bonds (3)	511.1	—	511.1
Other fixed income (4)	435.5	—	435.5
Short-term investments (5)	195.5	195.5	—
Benefit plan assets measured in the fair value hierarchy	$4,820.0	$617.6	$4,202.4
Assets measured at NAV (6)	2,262.7
Total benefit plan assets	$7,082.7

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

(1)

Equity securities are comprised of the following investment types: (i) common stock, (ii) preferred stock, and (iii) equity exchange traded funds. Level 1 investments in common and preferred stocks and exchange traded funds are valued using quoted market prices multiplied by the number of shares owned.

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

The following table summarizes assets measured at fair value based on NAV per share as a practical expedient as of September 30, 2021 and 2020 (in millions):

	Fair value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
September 30, 2021
Hedge funds (1)	$38.9	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,498.2	Monthly	Up to 60 days	171.7
Fixed income and fixed income related instruments (3)	725.6	Monthly	Up to 10 days	—
	$2,262.7			$171.7
September 30, 2020
Hedge funds (1)	$39.2	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,416.9	Monthly	Up to 60 days	228.9
Fixed income and fixed income related instruments (3)	667.1	Monthly	Up to 10 days	—
	$2,123.2			$228.9

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

The weighted average assumptions used to measure the benefit plan obligations at September 30 were:

	Postretirement plans
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.98%	6.45%	3.00%	4.84%

The following table shows the changes in benefit obligation, plan assets and funded status for the fiscal years ended September 30 (in millions):

	Postretirement Plans
	2021		2020
Change in projected benefit obligation:	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Benefit obligation at beginning of fiscal year	$93.6	$62.5	$98.3	$75.7
Service cost	0.6	0.6	0.6	0.7
Interest cost	2.8	3.1	3.2	3.7
Amendments	—	—	(0.1)	2.0
Actuarial gain	(6.1)	(8.1)	(3.1)	(5.3)
Benefits paid	(4.5)	(2.8)	(5.3)	(2.9)
Foreign currency rate changes	—	3.0	—	(11.4)
Benefit obligation at end of fiscal year	$86.4	$58.3	$93.6	$62.5

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$—	$—	$—	$—
Employer contributions	4.5	2.8	5.3	2.9
Benefits paid	(4.5)	(2.8)	(5.3)	(2.9)
Fair value of plan assets at end of fiscal year	$—	$—	$—	$—
Underfunded Status	$(86.4)	$(58.3)	$(93.6)	$(62.5)

Amounts recognized in the Consolidated Balance Sheets:
Other current liabilities	$(8.2)	$(2.8)	$(8.0)	$(2.7)
Postretirement benefit liabilities, net of current portion	(78.2)	(55.5)	(85.6)	(59.8)
Underfunded status at end of fiscal year	$(86.4)	$(58.3)	$(93.6)	$(62.5)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic postretirement cost, including noncontrolling interest, consist of (in millions):

	Postretirement Plans
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial (gain) loss	$(16.1)	$4.8	$(10.6)	$13.0
Prior service (credit) cost	(3.2)	1.1	(5.7)	1.2
Total accumulated other comprehensive (income) loss	$(19.3)	$5.9	$(16.3)	$14.2

The pre-tax amounts recognized in other comprehensive loss (income), including noncontrolling interest, are as follows at September 30 (in millions):

	Postretirement Plans
	2021	2020	2019
Net actuarial (gain) loss arising during period	$(14.2)	$(8.4)	$23.9
Amortization and settlement recognition of net actuarial gain (loss)	0.6	(0.1)	2.0
Prior service cost arising during period	—	1.9	0.4
Amortization or curtailment recognition of prior service credit	2.4	2.7	2.8
Net other comprehensive (income) loss recognized	$(11.2)	$(3.9)	$29.1

The net periodic postretirement cost recognized in the Consolidated Statements of Operations is comprised of the following for fiscal years ended (in millions):

	Postretirement Plans
	2021	2020	2019
Service cost	$1.2	$1.3	$1.2
Interest cost	5.9	6.9	7.7
Amortization of net actuarial (gain) loss	(0.6)	0.1	(2.0)
Amortization of prior service credit	(2.4)	(2.7)	(2.8)
Net postretirement cost	$4.1	$5.6	$4.1

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) are as follows at September 30, 2021:

U.S. Plans
Health care cost trend rate assumed for next year	5.34%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%
Year the rate reaches the ultimate trend rate	2047

Non-U.S. Plans
Health care cost trend rate assumed for next year	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.00%
Year the rate reaches the ultimate trend rate	2021

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Postretirement Plans
	2021		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.00%	4.84%	3.34%	5.64%	4.50%	6.61%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2022	$8.2	$2.8
Fiscal 2023	$7.2	$2.9
Fiscal 2024	$6.8	$2.9
Fiscal 2025	$6.5	$3.0
Fiscal 2026	$6.2	$3.0
Fiscal Years 2027 – 2031	$27.2	$16.1

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

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from PIUMPF and Central States, and recorded estimated withdrawal liabilities for each. The PIUMPF estimated withdrawal liability assumed both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. The estimated withdrawal liability excludes the potential impact of a future mass withdrawal of other employers from PIUMPF, which was not considered probable or reasonably estimable and was discounted at a credit adjusted risk free rate. Subsequently, we continued to refine the estimate of the withdrawal liability, the impact of which was not significant. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The initial demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. In October 2019, we received two additional demand letters from PIUMPF related to a subsidiary of ours asserting that we owe $2.3 million on an undiscounted basis to be paid over 20 years with respect to the subsidiary’s withdrawal liability and $2.0 million for its accumulated funding deficiency. We received an updated demand letter decreasing the accumulated funding deficiency demand from $2.0 million to $1.3 million in April 2020. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. We dispute the PIUMPF accumulated funding deficiency

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

demands. We began making monthly payments (approximately $0.7 million per month for 20 years) for these withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands.

In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency. We believe we are adequately reserved for this matter.

At September 30, 2021 and September 30, 2020, we had withdrawal liabilities recorded of $247.1 million and $252.0 million, respectively including liabilities associated with PIUMPF’s accumulated funding deficiency demands.

With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liabilities, both individually and in the aggregate, are not material for the remaining plans in which we participate.

Approximately 56% of our employees are covered by CBAs in the U.S. and Canada, of which approximately 26% are covered by CBAs that expire within one year and another 16% are covered by CBAs that have expired.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover certain of our U.S., Canadian and other non-U.S. salaried union and nonunion hourly employees, generally subject to an initial waiting period. The 401(k) and other defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, or the taxing authority in the jurisdiction in which they operate. Due primarily to acquisitions, CBAs and other non-U.S. defined contribution programs, we have plans with varied terms. At September 30, 2021, our contributions may be up to 7.5% for U.S. salaried and non-union hourly employees, consisting of a match of up to 5% and an automatic employer contribution of 2.5%. Certain other employees who receive accruals under a defined benefit pension plan, certain employees covered by CBAs and non-U.S. defined contribution programs receive generally up to a 3.0% to 4.0% contribution to their 401(k) plan or defined contribution plan. During fiscal 2021, 2020 and 2019, we recorded expense of $164.7 million, $150.1 million and $150.9 million, respectively, related to employer contributions to the 401(k) plans and other defined contribution plans, including the automatic employer contribution. In connection with the WestRock Pandemic Action Plan, we began funding our matching contributions to the WestRock Company 401(k) Retirement Savings Plan in Common Stock effective July 1, 2020 and ending September 30, 2021 (final period funded in October 2021).

Supplemental Retirement Plans

We have Supplemental Plans that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Participants’ accounts are credited with investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. At September 30, 2021, the Supplemental Plans had assets totaling $191.0 million that are recorded at market value, and liabilities of $171.0 million. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. The amount of expense we recorded for the current fiscal year and the preceding two fiscal years was not significant.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Income Taxes

The components of income (loss) before income taxes are as follows (in millions):

	Year Ended September 30,
	2021	2020	2019
United States	$822.4	$(440.7)	$891.6
Foreign	263.5	(81.9)	253.1
Income (loss) before income taxes	$1,085.9	$(522.6)	$1,144.7

Impacts of the Tax Act

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Act. The Tax Act contained significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense, and (vi) expanded limitations on executive compensation. In conjunction with guidance set forth under SAB 118 pertaining to the Tax Act, we recorded provisional amounts both for the impact of remeasurement on our U.S. net deferred tax liabilities to the new U.S. statutory rate of 21% and for the mandatory transition tax on unrepatriated foreign earnings during fiscal 2018. During the first quarter of fiscal 2019, we completed the accounting for the income tax effect related to the Tax Act and made the following adjustments to the provisional amounts: (i) a $0.4 million tax expense from the true up and revaluation of deferred tax assets and liabilities to reflect the new tax rate and (ii) an additional $3.7 million tax expense, as a result of the refinement to the transition tax provisional liability. We have reclassified the transition tax liability for financial statement purposes to a reserve for uncertain tax position due to uncertainty in the realizability of certain foreign earnings and profits deficits. During the third quarter of fiscal 2020, we reduced our transition tax reserve by $16.4 million based on adjustments to expected post-1986 deferred foreign income as of the transition tax date.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense consists of the following components (in millions):

	Year Ended September 30,
	2021	2020	2019
Current income taxes:
Federal	$171.2	$31.6	$134.7
State	27.2	23.5	34.9
Foreign	78.4	66.8	69.5
Total current expense	276.8	121.9	239.1
Deferred income taxes:
Federal	(39.0)	42.4	44.1
State	(10.2)	6.2	6.1
Foreign	15.8	(7.0)	(12.5)
Total deferred (benefit) expense	(33.4)	41.6	37.7
Total income tax expense	$243.4	$163.5	$276.8

During fiscal 2021, 2020 and 2019, cash paid for income taxes, net of refunds, were $271.9 million, $147.2 million and $226.1 million, respectively.

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2021	2020 (1)	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign rate differential	0.9	(1.1)	1.3
Adjustment and resolution of federal, state and foreign tax uncertainties	0.1	2.7	1.2
State taxes, net of federal benefit	2.0	(0.3)	2.9
Excess tax benefit related to stock compensation	0.2	(0.5)	(0.3)
Research and development and other tax credits, net of reserves	(0.5)	3.7	(0.7)
Income attributable to noncontrolling interest	0.1	0.1	(0.1)
Change in valuation allowance	2.8	(4.1)	0.2
Nondeductible transaction costs	—	—	1.0
Goodwill impairment	—	(51.2)	—
Nontaxable increased cash surrender value	(1.1)	1.3	(0.6)
Withholding taxes	0.2	(0.7)	0.6
FDII	(1.2)	1.3	(0.5)
Deferred rate change	(1.0)	(1.8)	(0.4)
Brazilian net worth deduction	(0.7)	1.7	(0.9)
Other, net	(0.4)	(3.4)	(0.5)
Effective tax rate	22.4%	(31.3)%	24.2%

(1)

The negative tax rate for fiscal year 2020 is the result of applying total income tax expense to the loss before income taxes. The signs within the table are consequently the opposite compared to fiscal 2021 and 2019.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2021	2020
Deferred income tax assets:
Accruals and allowances	$6.7	$5.3
Employee related accruals and allowances	119.0	121.3
Pension	—	60.5
State net operating loss carryforwards, net of federal benefit	57.5	67.0
State credit carryforwards, net of federal benefit	84.9	79.4
Federal and foreign net operating loss carryforwards	193.6	188.3
Restricted stock and options	30.2	33.7
Lease liabilities	177.1	179.1
Other	42.1	52.8
Total	711.1	787.4
Deferred income tax liabilities:
Property, plant and equipment	1,805.2	1,885.5
Deductible intangibles and goodwill	796.6	841.5
Inventory reserves	243.5	216.2
Deferred gain	272.8	272.2
Basis difference in joint ventures	32.9	33.8
Pension	36.3	—
Right-of-use assets	164.9	163.8
Total	3,352.2	3,413.0
Valuation allowances	277.5	257.5
Net deferred income tax liability	$2,918.6	$2,883.1

Deferred taxes are recorded as follows in the Consolidated Balance Sheets (in millions):

	September 30,
	2021	2020
Long-term deferred tax asset (1)	$25.8	$33.8
Long-term deferred tax liability	2,944.4	2,916.9
Net deferred income tax liability	$2,918.6	$2,883.1

(1)	The long-term deferred tax asset is presented in Other assets on the Consolidated Balance Sheets.

At September 30, 2021 and September 30, 2020, we had gross U.S. federal net operating losses of approximately $2.7 million and $2.6 million, respectively. These loss carryforwards generally expire between fiscal 2031 and 2038.

At September 30, 2021 and September 30, 2020, we had gross state and local net operating losses, of approximately $1,190 million and $1,461 million, respectively. These loss carryforwards generally expire between fiscal 2022 and 2040. The tax effected values of these net operating losses are $57.5 million and $67.0 million at September 30, 2021 and 2020, respectively, exclusive of valuation allowances of $20.4 million and $12.7 million at September 30, 2021 and 2020, respectively.

At September 30, 2021 and September 30, 2020, gross net operating losses for foreign reporting purposes of approximately $779.1 million and $765.1 million, respectively, were available for carryforward. A majority of these loss carryforwards generally expire between fiscal 2022 and 2040, while a portion have an indefinite carryforward. The tax effected values of these net operating losses are $193.0 million and $187.7 million at September 30, 2021 and 2020, respectively, exclusive of valuation allowances of $177.6 million and $165.9 million at September 30, 2021 and 2020, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2021 and 2020, we had state tax credit carryforwards of $84.9 million and $79.4 million, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $76.3 million and $71.9 million at September 30, 2021 and 2020, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Balance at beginning of fiscal year	$257.5	$218.0	$229.4
Increases	22.2	46.2	25.4
Allowances related to acquisition accounting (1)	—	—	0.8
Reductions	(2.2)	(6.7)	(37.6)
Balance at end of fiscal year	$277.5	$257.5	$218.0

(1)	Amounts in fiscal 2019 relate to the KapStone Acquisition.

Consistent with prior years, we consider a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. However, we consider the unremitted earnings and all other outside basis differences from all other foreign subsidiaries to be indefinitely reinvested. Accordingly, we have not provided for any taxes that would be due.

As of September 30, 2021, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1.4 billion. The components of the outside basis difference are comprised of acquisition accounting adjustments, undistributed earnings, and equity components. In the event of a distribution in the form of dividends or dispositions of the subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of September 30, 2021, the determination of the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the Transition Tax and additional outside basis differences is not practicable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2021	2020	2019
Balance at beginning of fiscal year	$206.7	$224.3	$127.1
Additions related to purchase accounting (1)	—	—	1.0
Additions for tax positions taken in current year (2)	2.7	5.0	103.8
Additions for tax positions taken in prior fiscal years	10.8	11.7	1.8
Reductions for tax positions taken in prior fiscal years (2)	—	(16.7)	(0.5)
Reductions due to settlement (3)	—	—	(4.0)
Additions (reductions) for currency translation adjustments	1.5	(8.8)	(1.7)
Reductions as a result of a lapse of the applicable statute of limitations	(22.2)	(8.8)	(3.2)
Balance at end of fiscal year	$199.5	$206.7	$224.3

(1)	Amounts in fiscal 2019 relate to the KapStone Acquisition.

(2)	Additions for tax positions taken in fiscal 2019 and reductions taken in fiscal 2020 include primarily positions taken related to foreign subsidiaries.

(3)	Amounts in fiscal 2019 relate to the settlements of state and foreign audit examinations.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2021 and 2020, the total amount of unrecognized tax benefits was approximately $199.5 million and $206.7 million, respectively, exclusive of interest and penalties. Of these balances, as of September 30, 2021 and 2020, if we were to prevail on all unrecognized tax benefits recorded, approximately $188.7 million and $189.5 million, respectively, would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution. See “Note 17. Commitments and Contingencies — Brazil Tax Liability”.

As of September 30, 2021 and 2020, we had liabilities of $79.7 million and $72.4 million, respectively, related to estimated interest and penalties for unrecognized tax benefits. Our results of operations for the fiscal year ended September 30, 2021, 2020 and 2019 include expense of $4.4 million, $6.6 million and $9.7 million, respectively, net of indirect benefits, related to estimated interest and penalties with respect to the liability for unrecognized tax benefits. As of September 30, 2021, it is reasonably possible that our unrecognized tax benefits will decrease by up to $31.5 million in the next twelve months due to expiration of various statutes of limitations and settlement of issues.

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

In the first quarter of fiscal 2022, we expect to realign our segments and will disclose three reportable segments: Packaging, which will consist of our converting operations and associated integrated profit from our mill system; Paper, which will consist of third-party paper sales and associated profit from our mill system; and Distribution, which will consist of our distribution business combined with our merchandising display assembly operations.

Some of our operations included in the segments are located in locations such as Canada, Mexico, South America, Europe, Asia and Australia. The table below reflects financial data of our foreign operations for each of the past three fiscal years, some of which were transacted in U.S. dollars (in millions, except percentages):

	Years Ended September 30,
	2021	2020	2019
Foreign net sales to unaffiliated customers	$3,466.9	$3,105.6	$3,332.4
Foreign segment income	$397.6	$298.2	$392.3
Foreign long-lived assets	$1,501.3	$1,390.6	$1,466.4

Foreign operations as a percent of consolidated operations:
Foreign net sales to unaffiliated customers	18.5%	17.7%	18.2%
Foreign segment income	25.3%	21.9%	21.9%
Foreign long-lived assets	14.2%	12.9%	13.1%

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

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2021	2020	2019
Net sales (aggregate):
Corrugated Packaging	$12,343.7	$11,419.2	$11,816.7
Consumer Packaging	6,702.7	6,333.0	6,606.0
Land and Development	—	18.9	23.4
Total	$19,046.4	$17,771.1	$18,446.1
Less net sales (intersegment):
Corrugated Packaging	$87.2	$71.0	$75.3
Consumer Packaging	213.1	121.3	81.8
Total	$300.3	$192.3	$157.1
Net sales (unaffiliated customers):
Corrugated Packaging	$12,256.5	$11,348.2	$11,741.4
Consumer Packaging	6,489.6	6,211.7	6,524.2
Land and Development	—	18.9	23.4
Total	$18,746.1	$17,578.8	$18,289.0
Segment income:
Corrugated Packaging	$1,116.8	$1,037.7	$1,399.6
Consumer Packaging	457.3	323.7	388.1
Land and Development	—	1.4	2.5
Segment income	1,574.1	1,362.8	1,790.2
Gain on sale of certain closed facilities	0.9	15.6	52.6
Multiemployer pension withdrawal income	2.9	1.1	6.3
Land and Development impairments	—	—	(13.0)
Restructuring and other costs	(31.5)	(112.7)	(173.7)
Goodwill impairment	—	(1,333.2)	—
Non-allocated expenses	(89.4)	(70.7)	(83.7)
Interest expense, net	(372.3)	(393.5)	(431.3)
Loss on extinguishment of debt	(9.7)	(1.5)	(5.1)
Other income, net	10.9	9.5	2.4
Income (loss) before income taxes	$1,085.9	$(522.6)	$1,144.7

	Years Ended September 30,
	2021	2020	2019
Depreciation and amortization:
Corrugated Packaging	$926.6	$951.4	$950.6
Consumer Packaging	527.8	529.5	552.1
Corporate	5.6	6.1	8.5
Total	$1,460.0	$1,487.0	$1,511.2

In October 2018, our containerboard and pulp mill located in Panama City, FL sustained extensive damage from Hurricane Michael. In fiscal 2019, we received $180.0 million of Hurricane Michael-related insurance proceeds that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance proceeds consisted of $55.3 million for business interruption recoveries and $124.7 million for direct costs and property damage. Our Consolidated Statements of Cash Flows in fiscal 2019 included $154.5 million in net cash provided by operating activities and $25.5 million in net cash used for investing activities. In fiscal 2020, we received the remaining Hurricane Michael-related insurance proceeds of $32.3 million, that were recorded as a reduction of cost of goods sold in our Corrugated Packaging segment. The insurance proceeds consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. Our Consolidated Statements of Cash Flows for fiscal 2020 included $30.9 million in net cash provided by operating activities and $1.4 million of cash proceeds included in net cash used for investing activities related to Hurricane Michael. In addition, we had other minor amounts for various claims that were recorded as a reduction of cost of goods sold across our segments.

Corrugated Packaging segment income in fiscal 2019 was reduced by $24.7 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact.

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2021	2020	2019
Identifiable assets:
Corrugated Packaging	$16,691.0	$16,507.0	$16,681.1
Consumer Packaging	9,553.3	9,584.9	11,038.7
Land and Development	—	—	28.3
Assets held for sale	10.9	7.0	25.8
Corporate	2,999.1	2,680.8	2,382.8
Total	$29,254.3	$28,779.7	$30,156.7

Goodwill:
Corrugated Packaging	$3,663.3	$3,673.5	$3,695.0
Consumer Packaging	2,295.9	2,288.7	3,590.6
Total	$5,959.2	$5,962.2	$7,285.6

Intangibles, net:
Corrugated Packaging	$1,240.9	$1,423.0	$1,655.1
Consumer Packaging	2,077.9	2,244.2	2,404.4
Total	$3,318.8	$3,667.2	$4,059.5

Capital expenditures:
Corrugated Packaging	$500.7	$731.1	$961.4
Consumer Packaging	284.1	217.1	365.9
Corporate	30.7	29.9	41.8
Total	$815.5	$978.1	$1,369.1

Equity method investments:
Corrugated Packaging	$434.4	$414.3	$457.1
Consumer Packaging	18.5	14.9	11.6
Corporate	0.4	0.4	0.4
Total	$453.3	$429.6	$469.1

The Corrugated Packaging segment’s equity method investments primarily relate to the Grupo Gondi investment. Equity method investments are included in the Consolidated Balance Sheets in Other assets. The investment in Grupo Gondi that in fiscal 2021 and 2020 exceeds our proportionate share of the underlying equity in net assets by approximately $105.7 million and $101.7 million, respectively. Approximately $40.2 million and $41.9 million remains amortizable to expense in Equity in income of unconsolidated entities over the estimated life of the underlying assets ranging from 10 to 15 years beginning with our investment in fiscal 2016. The Gondi investment is denominated in Mexican Pesos.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2021, 2020 and 2019 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Total
Balance as of October 1, 2018
Goodwill	$1,966.8	$3,653.6	$5,620.4
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	1,966.7	3,610.9	5,577.6
Goodwill acquired	1,746.4	3.8	1,750.2
Purchase price allocation adjustments	0.9	(1.4)	(0.5)
Translation and other adjustments	(19.0)	(22.7)	(41.7)
Balance as of September 30, 2019
Goodwill	3,695.1	3,633.3	7,328.4
Accumulated impairment losses	(0.1)	(42.7)	(42.8)
	3,695.0	3,590.6	7,285.6
Goodwill impairment	—	(1,333.2)	(1,333.2)
Goodwill disposed of	—	(0.3)	(0.3)
Purchase price allocation adjustments	14.3	(0.6)	13.7
Translation adjustments	(35.8)	32.2	(3.6)
Balance as of September 30, 2020
Goodwill	3,673.6	3,664.6	7,338.2
Accumulated impairment losses	(0.1)	(1,375.9)	(1,376.0)
	3,673.5	2,288.7	5,962.2
Goodwill disposed of	(16.4)	—	(16.4)
Translation adjustments	6.2	7.2	13.4
Balance as of September 30, 2021
Goodwill	3,663.4	3,671.8	7,335.2
Accumulated impairment losses	(0.1)	(1,375.9)	(1,376.0)
	$3,663.3	$2,295.9	$5,959.2

During the fourth quarter of fiscal 2020, we recorded a $1,333.2 million pre-tax non-cash goodwill impairment of our Consumer Packaging reporting unit. The impairment was driven by the expected lower volumes and cash flows related to certain external SBS end markets, including commercial print, tobacco and plate and cup stock markets. We had experienced significant declines in demand for those products that we believed were more systemic and our view of related growth and earnings opportunities had been diminished.

During the fourth quarter of fiscal 2021, we completed our annual goodwill impairment testing. Each of our reporting units had fair values that exceeded their respective carrying values by more than 20% each. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” for a discussion of our fiscal 2021 impairment test.

The goodwill acquired in fiscal 2019 primarily related to the KapStone Acquisition in the Corrugated Packaging segment.

Note 8.	Interest

The components of interest expense, net is as follows (in millions):

	Years Ended September 30,
	2021	2020	2019
Interest expense	$(418.9)	$(465.5)	$(489.4)
Interest income	46.6	72.0	58.1
Interest expense, net	$(372.3)	$(393.5)	$(431.3)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for interest, net of amounts capitalized, of $384.7 million, $423.4 million and $443.9 million were made during fiscal 2021, 2020 and 2019, respectively.

During fiscal 2021, 2020 and 2019, we capitalized interest of $14.0 million, $24.6 million and $23.8 million, respectively.

Note 9.	Inventories

Inventories are as follows (in millions):

	September 30,
	2021	2020
Finished goods and work in process	$972.7	$844.2
Raw materials	888.1	772.7
Supplies and spare parts	536.4	500.3
Inventories at FIFO cost	2,397.2	2,117.2
LIFO reserve	(223.9)	(93.8)
Net inventories	$2,173.3	$2,023.4

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2021, 2020 and 2019, we reduced inventory quantities in some of our LIFO pools. These reductions result in liquidations of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. Alternatively, higher costs prevailing in prior years increases costs of goods sold. The impact of the liquidations in fiscal 2021, 2020 and 2019 was not significant.

In fiscal 2021, we experienced higher inventory costs primarily due to inflation, the effect of which increased cost of goods sold and our LIFO reserve by $130.1 million.

Note 10.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,
	2021	2020
Property, plant and equipment at cost:
Land and buildings	$2,626.0	$2,524.7
Machinery and equipment	15,853.1	15,147.3
Forestlands and mineral rights	120.0	110.8
Transportation equipment	26.1	29.1
Leasehold improvements	93.9	103.6
	18,719.1	17,915.5
Less: accumulated depreciation, depletion and amortization	(8,149.0)	(7,136.6)
Property, plant and equipment, net	$10,570.1	$10,778.9

Depreciation expense for fiscal 2021, 2020 and 2019 was $1,069.7 million, $1,054.9 million and $1,074.6 million, respectively. Non-cash additions to property, plant and equipment at September 30, 2021, 2020 and 2019 were $108.5 million, $85.0 million and $219.9 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, are as follows (in millions, except weighted avg. life):

		September 30,
		2021		2020
	Weighted Avg. Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15.6	$5,429.3	$(2,190.6)	$5,418.1	$(1,841.2)
Trademarks and tradenames	22.0	130.8	(71.3)	130.5	(65.7)
Favorable contracts	—	44.0	(44.0)	44.0	(41.6)
Technology and patents	11.6	37.7	(23.6)	37.5	(21.6)
License costs	10.7	26.5	(25.4)	26.5	(22.8)
Non-compete agreements	2.0	5.2	(3.5)	3.4	(3.3)
Other	29.5	4.0	(0.3)	3.7	(0.3)
Total	15.6	$5,677.5	$(2,358.7)	$5,663.7	$(1,996.5)

Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2022	$352.4
Fiscal 2023	$345.8
Fiscal 2024	$324.5
Fiscal 2025	$309.9
Fiscal 2026	$302.4

Intangible amortization expense was $360.6 million, $405.4 million and $408.0 million during fiscal 2021, 2020 and 2019, respectively. We had other intangible amortization expense, primarily for packaging equipment leased to customers of $29.7 million, $26.7 million and $28.6 million during fiscal 2021, 2020 and 2019, respectively.

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

Fiscal 2021 reflects a charge of $22.5 million associated with not exercising an option to purchase an additional equity interest in Grupo Gondi that was recorded in Other income, net in the second quarter of fiscal 2021.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable Sales Agreements

We are a party to an accounts receivable sales agreement to sell to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts (the “A/R Sales Agreement”). On September 17, 2020, we amended the then existing agreement and increased the purchase limit to $700.0 million. The terms of the A/R Sales Agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. On August 31, 2021, we further amended the A/R Sales Agreement to extend the maturity date to September 16, 2022. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”. We also have a similar facility that we entered into on December 4, 2020, that has a $88.5 million purchase limit, is uncommitted and has a one year term. The customers from these facilities are not included in the Receivables Securitization Facility that is discussed in “Note 13. Debt”.

The following table represents a summary of these accounts receivable sales agreements for fiscal 2021 and 2020 (in millions):

	2021	2020
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(2,732.2)	(2,446.2)
Receivables collected by financial institutions	2,655.6	2,449.4
Cash proceeds from (payments to) financial institutions	76.6	(3.2)
Receivable from financial institutions at September 30,	$—	$—

Receivables sold under these accounts receivable sales agreements as of the respective balance sheet dates were approximately $665.9 million and $589.4 million as of September 30, 2021 and September 30, 2020, respectively.

Cash proceeds related to the receivables sold are included in cash from operating activities in the Consolidated Statements of Cash Flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $11.1 million, $12.7 million and $17.3 million in fiscal 2021, 2020 and 2019, respectively, and is recorded in Other income, net in the Consolidated Statements of Operations. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

As discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies”, we measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. See “Note 7. Segment Information” for a discussion of a $1,333.2 million pre-tax non-cash goodwill impairment of our Consumer Packaging reporting unit recorded in fiscal 2020. See “Note 4. Restructuring and Other Costs” for impairments associated with restructuring activities including the impairment of a paper machine at our Evadale, TX mill included in the Consumer Packaging segment in fiscal 2020, the impairment of a paper machine at our Charleston, SC mill included in the Corrugated Packaging segment in fiscal 2019 and other such similar items presented as “net property, plant and equipment costs”. During fiscal 2021, 2020 and 2019, we did not have any significant non-goodwill or non-restructuring nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the $13.0 million pre-tax

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-cash impairment of certain mineral rights in fiscal 2019 following the termination of a third-party leasing relationship.

Note 13.	Debt

The public bonds issued by WRKCo, RKT and MWV are guaranteed by WestRock and have cross-guarantees between the three companies. The industrial development bonds associated with the finance lease obligations of MWV are guaranteed by the Company or its subsidiaries. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. At September 30, 2021, all of our debt was unsecured with the exception of our Receivables Securitization Facility (as defined below) and finance lease obligations.

The following were individual components of debt (in millions, except percentages):

	September 30, 2021		September 30, 2020
	Carrying Value	Weighted Avg Interest Rate	Carrying Value	Weighted Avg Interest Rate
Public bonds due fiscal 2022	$—	N/A	$399.3	5.0%
Public bonds due fiscal 2023 to 2028	3,778.2	4.0%	3,773.6	4.0%
Public bonds due fiscal 2029 to 2033	2,766.5	4.5%	2,778.9	4.5%
Public bonds due fiscal 2037 to 2047	178.2	6.2%	178.6	6.2%
Term loan facilities	598.9	3.0%	1,547.6	1.9%
Revolving credit and swing facilities	270.0	1.1%	250.0	1.1%
Finance lease obligations	264.1	4.1%	274.8	4.0%
Vendor financing and commercial card programs	113.1	N/A	89.8	N/A
International and other debt	225.1	4.8%	138.0	3.1%
Total debt	8,194.1	4.0%	9,430.6	3.8%
Less: current portion of debt	168.8		222.9
Long-term debt due after one year	$8,025.3		$9,207.7

On September 10, 2021, we redeemed $400 million aggregate principal amount of our 4.900% senior notes due March 2022 using cash and cash equivalents and recorded a $8.6 million loss on extinguishment of debt.

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at September 30, 2021. The carrying value of our debt includes the fair value step-up of debt acquired in mergers and acquisitions, and the weighted average interest rate includes the fair value step up. At September 30, 2021, excluding the step-up, the weighted average interest rate on total debt was 4.2%. At September 30, 2021, the unamortized fair market value step-up was $192.4 million, which will be amortized over a weighted average remaining life of 10.6 years. At September 30, 2021, we had $63.2 million of outstanding letters of credit not drawn upon. At September 30, 2021, we had approximately $3.7 billion of availability under long-term committed credit facilities and cash and cash equivalents. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $9.0 billion and $10.4 billion as of September 30, 2021 and September 30, 2020, respectively. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount, as the variable interest rates reprice frequently at observable current market rates. During fiscal 2021, 2020 and 2019, amortization of debt issuance costs charged to interest expense were $8.3 million, $8.2 million and $7.8 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Bonds / Notes Issued

At September 30, 2021 and September 30, 2020, the face value of our public bond obligations outstanding were $6.6 billion and $7.0 billion, respectively.

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

On May 16, 2019, WRKCo issued $500.0 million aggregate principal amount of its 3.90% Senior Notes due 2028 (the “June 2028 Notes”) and $500.0 million aggregate principal amount of its 4.20% Senior Notes due 2032 (the “2032 Notes” and, together with the June 2028 Notes, the “May 2019 Notes”) in a registered offering pursuant to the Company’s automatic shelf registration statement on Form S-3 under the Securities Act. The Company and the Guarantor Subsidiaries have guaranteed WRKCo’s obligations under the May 2019 Notes. We may redeem the May 2019 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the May 2019 Notes were used primarily to repay $600.0 million principal amount of outstanding notes that came due in the following several quarters and reduce amounts then outstanding under our 3-year term loan with Wells Fargo, as administrative agent.

On December 3, 2018, WRKCo issued $750.0 million aggregate principal amount of its 4.65% Senior Notes due 2026 (the “2026 Notes”) and $750.0 million aggregate principal amount of its 4.90% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “December 2018 Notes”) in an unregistered offering. The Company and the Guarantor Subsidiaries have guaranteed WRKCo’s obligations under the December 2018 Notes. We may redeem the December 2018 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the December 2018 Notes were used primarily to prepay a portion of the amounts then outstanding under our term loans with Wells Fargo, as administrative agent.

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

Revolving Credit Facility

On November 21, 2019, we amended our $2.0 billion unsecured revolving credit facility entered into on July 1, 2015 to, among other things, increase the committed principal to $2.3 billion, increase the maximum permitted Debt to Capitalization Ratio (as defined in the credit agreement) from 0.60:1:00 to 0.65:1.00 and extend its maturity date to November 21, 2024 (“Revolving Credit Facility”). The facility is unsecured and is guaranteed by the Company and the Guarantor Subsidiaries. The portion of the 5-year senior unsecured revolving credit facility that may be used to fund borrowings in non-U.S. dollar currencies including Canadian dollars, Euro and British Pounds

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was increased from $400 million to $500 million. Up to $150 million under the Revolving Credit Facility may be used for the issuance of letters of credit. Additionally, we may request up to $200 million of the Revolving Credit Facility to be allocated to a Mexican peso revolving credit facility. At September 30, 2021 and September 30, 2020, we had no amounts outstanding under the Revolving Credit Facility.

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

European Revolving Credit Facility

On February 26, 2021, we amended and replaced our existing European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch, as administrative agent. The amendments included, among other things, increasing the facility to €600.0 million while maintaining the incremental €100.0 million accordion feature. This facility provides for a three-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €600.0 million maturing on February 26, 2024. At September 30, 2021, we had borrowed $270.0 million under this facility and entered into foreign currency exchange contracts of $270.2 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our Consolidated Statements of Operations. At September 30, 2020, we had borrowed $250.0 million under the then-existing facility.

Receivables Securitization Facility

On March 12, 2021, we amended our $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”) entered into on May 2, 2019 (subsequently amended March 27, 2020) to, among other things, extend its maturity date from May 2, 2022 to March 11, 2024 and establish the transition to the Secure Overnight Funding Rate at a future date from a blend of the market rate for asset-backed commercial paper and the one-month LIBOR rate plus a credit spread, and revising certain fees. Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreement governing the Receivables Securitization Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly; we were in compliance with all of these covenants at September 30, 2021. The Receivables Securitization Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Securitization Facility and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. At September 30, 2021 and September 30, 2020 there were no amounts outstanding under this facility. At September 30, 2021 and September 30, 2020, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $690.3 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2021 and September 30, 2020 were approximately $1,318.4 million and $1,128.3 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility agreement. The current borrowing rate consists of a blend of the market rate for asset-backed commercial paper and the one-month LIBOR rate plus a credit spread of 0.90%. The commitment fee was 0.35% and 0.25% as of September 30, 2021 and September 30, 2020, respectively.

Commercial Paper Program

On December 7, 2018, we established a new unsecured commercial paper program with WRKCo as the issuer. Under the new program, we may issue short-term unsecured commercial paper notes in an aggregate principal

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds from issuances of notes under the program were initially used to repay amounts outstanding under the KapStone securitization facility that was assumed in the KapStone Acquisition and subsequently terminated, and have been, and are expected to continue to be, used for general corporate purposes. The new program replaced our then-existing program. At September 30, 2021 and 2020, there was no amount outstanding.

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

On September 27, 2019, one of our wholly-owned subsidiaries, WestRock Southeast, LLC, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent, that replaced our then-existing facility. The Farm Loan Credit Agreement provides for a seven-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Loan Credit Facility”). At any time, we may increase the principal amount by up to $300.0 million by written notice. The Farm Loan Credit Facility is guaranteed by the Guarantor Subsidiaries. The carrying value of this facility at September 30, 2021 and September 30, 2020 was $598.9 million and $598.7 million, respectively.

Brazil Export Credit Note

On January 18, 2021, we entered into a credit agreement to provide for R$500.0 million of a senior unsecured term loan of WestRock Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. The outstanding amount of the principal will be repaid in equal, semiannual installments beginning on January 19, 2023 until the facility matures on January 19, 2026. The proceeds of the facility are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. Loans issued under the facility will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 2.50%. At September 30, 2021, there was R$500.0 million ($92.3 million) outstanding.

Brazil Delayed Draw Credit Facilities

On April 10, 2019, we entered into a credit agreement to provide for R$750.0 million of senior unsecured term loans with an incremental R$250.0 million accordion feature (the “Brazil Delayed Draw Credit Facilities”). The principal was available to be drawn at any time over the initial 18 months in up to 10 drawdowns of at least BRL 50.0 million each and will be repaid in equal, semiannual installments beginning on April 10, 2021 until the facility matures on April 10, 2024. The proceeds of the Brazil Delayed Draw Credit Facilities are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. The Brazil Delayed Draw Credit Facilities are senior unsecured obligations of Rigesa Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. Loans issued under the Brazil Delayed Draw Credit Facilities will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 1.50%. In addition, we will be required to pay fees of 0.45% on the unused amount of the facility. At September 30, 2021 and 2020, the carrying value of the facility was R$639.2 million ($118.0 million) and R$695.1 million ($123.0 million), respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Maturities of Debt

As of September 30, 2021, the aggregate maturities of debt, excluding finance lease obligations, for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2022	$160.2
Fiscal 2023	420.5
Fiscal 2024	837.7
Fiscal 2025	627.0
Fiscal 2026	1,363.4
Thereafter	4,379.1
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	142.1
Total	$7,930.0

See “Note 14. Leases” of the Notes to Consolidated Financial Statements for the aggregate maturities of finance lease obligations for the succeeding five fiscal years and thereafter.

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

Components of Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases (in millions):

	Years Ended September 30,
	2021	2020
Operating lease costs	$211.0	$201.2
Variable and short-term lease costs	104.6	105.5
Sublease income	(8.9)	(6.7)
Finance lease cost:
Amortization of lease assets	9.6	10.5
Interest on lease liabilities	7.2	7.9
Total lease cost, net	$323.5	$318.4

Rental expense for the year ended September 30, 2019 was approximately $346.7 million including lease payments under cancelable leases and maintenance charges on transportation equipment.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

		September 30,
	Consolidated Balance Sheet Caption	2021	2020

Operating leases:
Operating lease right-of-use asset	Other assets	$676.0	$658.6

Current operating lease liabilities	Other current liabilities	$177.9	$172.7
Noncurrent operating lease liabilities	Other long-term liabilities	537.9	545.8
Total operating lease liabilities		$715.8	$718.5

Finance leases:
Property, plant and equipment		$143.2	$143.2
Accumulated depreciation		(28.3)	(19.1)
Property, plant and equipment, net		$114.9	$124.1

Current finance lease liabilities	Current portion of debt	$8.7	$9.0
Noncurrent finance lease liabilities	Long-term debt due after one year	255.4	265.8
Total finance lease liabilities		$264.1	$274.8

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Lease Term and Discount Rate

	September 30,
	2021	2020
Weighted average remaining lease term:
Operating leases	5.4 years	5.9 years
Finance leases	8.3 years	9.0 years

Weighted average discount rate:
Operating leases	2.4%	2.6%
Finance leases	4.1%	4.0%

Supplemental Cash Flow Information Related to Leases

The table below presents supplemental cash flow information related to leases (in millions):

	Years Ended September 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$227.0	$204.1
Operating cash flows related to finance leases	$8.3	$7.8
Financing cash flows related to finance leases	$9.1	$10.1

ROU assets obtained in exchange for lease liabilities:
Operating leases	$160.9	$124.4

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturity of Lease Liabilities

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet (in millions):

	September 30, 2021
	Operating Leases	Finance Leases	Total

Fiscal 2022	$191.5	$15.5	$207.0
Fiscal 2023	159.6	13.5	173.1
Fiscal 2024	126.0	12.2	138.2
Fiscal 2025	93.2	12.0	105.2
Fiscal 2026	66.9	11.9	78.8
Thereafter	132.5	274.1	406.6
Total lease payments	769.7	339.2	1,108.9
Less: Interest (1)	(53.9)	(75.1)	(129.0)
Present value of future lease payments	$715.8	$264.1	$979.9

(1)	Calculated using the interest rate for each lease.

Note 15.	Special Purpose Entities

Pursuant to a sale of certain large-tract forestlands in 2007, a special purpose entity MWV Timber Notes Holding, LLC (“MWV TN”) received, and WestRock assumed upon the strategic combination of Rock-Tenn Company and MeadWestvaco Corporation’s respective businesses (the “Combination”), an installment note receivable in the amount of $398.0 million (“Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. The Timber Note is not subject to prepayment in whole or in part prior to maturity. The bank’s credit rating as of October 2021 was investment grade.

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

The Timber Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2021, the Timber Note was $376.0 million and is included within Restricted assets held by special purpose entities on the Consolidated Balance Sheets and the secured financing liability was $327.8 million and is included within Non-recourse liabilities held by special purpose entities on the Consolidated Balance Sheets.

Pursuant to the sale of MWV’s remaining U.S. forestlands, which occurred on December 6, 2013, another special purpose entity MWV Timber Notes Holding Company II, LLC (“MWV TN II”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $860.0 million (the “Installment Note”). The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. However, at any time during a 180-day period following receipt by the borrower of notice from us that we intend to withhold our consent to any amendment or waiver of this Installment Note that was requested by the borrower and approved by any eligible assignees, the borrower may prepay the Installment Note in whole but not in part for cash at 100% of the principal, plus accrued but unpaid interest, breakage, or other similar amount if any. As of September 30, 2021, no event had occurred that would allow for the

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepayment of the Installment Note. We monitor the credit quality of the borrower and receive quarterly compliance certificates. The borrower’s credit rating as of October 2021 was investment grade.

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

The Installment Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2021, the Installment Note was $884.5 million and is included within Restricted assets held by special purpose entities on the Consolidated Balance Sheets and the secured financing liability was $799.5 million and is included within Non-recourse liabilities held by special purpose entities on the Consolidated Balance Sheets.
Note 16.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2021, 2020 and 2019 were approximately $237.7 million, $311.5 million and $368.4 million, respectively. Accounts receivable due from the affiliated companies at September 30, 2021 and 2020 was $33.5 million and $23.3 million, respectively, and was included in Accounts receivable on our Consolidated Balance Sheets.
Note 17.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2021 total approximately $249 million.

Environmental

Environmental compliance requirements are a significant factor affecting our business. We employ manufacturing processes that involve discharges to water, air emissions, water intake and waste handling and disposal activities. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Our integrated chemical pulping mills in the U.S. and Brazil are subject to numerous and more complex environmental programs and regulations, but all of WestRock’s manufacturing facilities have environmental compliance obligations. We have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations including, for example, projects to replace and/or upgrade our air pollution control devices, wastewater treatment systems, and other environmental infrastructure. Changes in these laws, as well as litigation relating to these laws, could result in more stringent or additional environmental compliance obligations for the Company that may require additional capital investments or increase our operating costs.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental contamination exists, as well as the owners of those sites and certain other classes of persons, are liable for response costs for the investigation and remediation of such sites under CERCLA and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws, including CERCLA. Based on information known to us and assumptions, we do not believe that the costs of these investigation and remediation projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations, including natural resources damages at these or other sites in the future, could impact our results of operations, financial condition or cash flows.

We believe that we can assert claims for indemnification pursuant to existing rights we have under certain purchase and other agreements in connection with certain remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

As of September 30, 2021, we had $4.8 million reserved for environmental liabilities on an undiscounted basis, of which $1.7 million is included in Other long-term liabilities and $3.1 million is included in Other current liabilities on the Consolidated Balance Sheets, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at September 30, 2021.

Climate Change

Some of our paper mills, our most energy-intensive manufacturing facilities, burn renewable biomass to generate more than 60 percent of their energy needs based on overall fuel mix. Most of these facilities also self-generate the steam and power needed for their manufacturing processes using combined heat and power or “cogeneration” systems. Our recycling operations help to divert approximately seven to eight million tons of paper and packaging from landfills where it would otherwise degrade and release greenhouse gases in the form of methane. Our fiber procurement activities create economic incentives for landowners and family tree farmers to maintain their holdings as working forests that sequester carbon and provide many other environmental benefits, including protection for fresh water supplies and habitats for diverse species of plants and animals.

Addressing issues related to climate change presents opportunities for our business. For example, we produce renewable energy and generate RECs at our integrated kraft mills. We have sold RECs in the past and may sell them in the future. The RECs we generate are flexible, market-based tools that support the renewable energy market. Our recycling activities also may present the opportunity to generate offsets that could be used to meet climate-related obligations for ourselves or others.

Climate change also presents potential risks and uncertainties for us. With respect to physical climate risks, our manufacturing operations may be impacted by weather-related events such as hurricanes and floods, potentially resulting in lost production, supply chain disruptions and increased material costs. Unpredictable weather patterns also may impact virgin fiber supplies and prices, which may fluctuate during prolonged periods of heavy rain or drought. On the other hand, changes in climate also could result in more accommodating weather patterns for greater periods of time in certain areas, which may create favorable fiber market conditions. We incorporate a review of meteorological forecast data into our fiber procurement decisions and strategies. To the

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extent that climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our financial results of operations.

Responses to climate change may result in regulatory risks as new laws and regulations aimed at reducing GHG emissions come into effect. These rules and regulations could take the form of cap-and-trade, carbon taxes, or GHG reductions mandates for utilities that could increase the cost of purchased electricity. New climate rules and regulations also may result in higher fossil fuel prices or fuel efficiency standards that could increase transportation costs. Certain jurisdictions in which we have manufacturing facilities or other investments have already taken actions to address climate change. In the U.S, the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have facilities subject to existing GHG permitting and reporting requirements, the impact of these requirements has not been material to date.

In addition to these national efforts, some U.S. states in which we have manufacturing operations, including Washington, New York and Virginia, are taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and-trade programs. In addition, several of our international facilities are located in countries that have already adopted GHG emissions trading programs. Other countries in which we conduct business, including China, European Union member states and India, have set GHG reduction targets in accordance with the agreement signed in April 2016 among over 170 countries that established the Paris Agreement, which became effective in November 2016 and to which the United States formally rejoined in February 2021.

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

Litigation

During fiscal 2018, we submitted formal notification to withdraw from the PIUMPF and recorded a liability associated with the withdrawal. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF’s accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We began making monthly payments for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. We dispute the PIUMPF accumulated funding deficiency demands. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency, including interest. In July 2021, the PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency. We believe we are adequately reserved for this matter. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for more information regarding our withdrawal liabilities.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2021, there were approximately 1,600 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows. At September 30, 2021, we had $15.2 million reserved for these matters.

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

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$701 million ($129 million) as of September 30, 2021, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, that excludes certain penalties, is included in the unrecognized tax benefits table. See “Note 6. Income Taxes”. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of September 30, 2021 and 2020, we had recorded $2.3 million and $9.6 million, respectively, for the estimated fair value of these guarantees. The decline in fiscal 2021 was due to the expiration of certain guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019 and 2020, the Supreme Court of Brazil rendered favorable decisions on eight of our cases granting us the right to recover certain state value added tax. The tax authorities in Brazil filed a Motion of Clarification with the Supreme Court of Brazil. Based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government. Due to the volume of invoices being reviewed (January 2002 to September 2019), we recorded the estimated recoveries across several periods beginning in the fourth quarter of fiscal 2019 as we reviewed the documents and the amount became estimable. In May 2021, the Supreme Court of Brazil judged the Motion of Clarification and concluded on the gross methodology, which was consistent with our evaluation and that of our tax and legal advisors. In fiscal 2021, we recorded a receivable for our expected recovery and interest that consisted primarily of a $0.6 million reduction of Cost of goods sold and $0.3 million reduction of Interest expense, net. In fiscal 2020, we recorded a $51.9 million receivable for our expected recovery and interest that consisted primarily of a $32.1 million reduction of Cost of goods sold and $20.5 million reduction of Interest expense, net. In fiscal 2019, we recorded a $12.2 million receivable for our expected recovery and interest that consisted primarily of Cost of goods

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold. We are monitoring the status of our remaining cases, and subject to the resolution in the courts, we may record additional amounts in future periods.
Note 18.	Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2021 and 2020 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2019	$0.7	$(698.0)	$(371.9)	$(1,069.2)
Other comprehensive (loss) income before reclassifications	(9.9)	5.1	(214.7)	(219.5)
Amounts reclassified from accumulated other comprehensive loss	3.6	38.6	—	42.2
Net current period other comprehensive (loss) income	(6.3)	43.7	(214.7)	(177.3)
Reclassification of stranded tax effects	—	(73.4)	—	(73.4)
Balance at September 30, 2020	$(5.6)	$(727.7)	$(586.6)	$(1,319.9)
Other comprehensive (loss) income before reclassifications	(0.1)	161.7	124.2	285.8
Amounts reclassified from accumulated other comprehensive loss	5.5	29.5	—	35.0
Net current period other comprehensive income	5.4	191.2	124.2	320.8
Balance at September 30, 2021	$(0.2)	$(536.5)	$(462.4)	$(999.1)

(1)	All amounts are net of tax and noncontrolling interest.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component for the fiscal years ended September 30, 2021 and 2020 (in millions):

	Years Ended September 30,
	2021			2020
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(33.3)	$8.3	$(25.0)	$(47.7)	$12.8	$(34.9)
Prior service costs (2)	(6.0)	1.5	(4.5)	(5.0)	1.3	(3.7)
Reclassification of stranded tax effects (3)	—	—	—	—	73.4	73.4
Subtotal defined benefit plans	(39.3)	9.8	(29.5)	(52.7)	87.5	34.8

Derivative Instruments: (1)
Interest rate swap hedge loss (4)	(7.4)	1.9	(5.5)	(2.3)	0.6	(1.7)
Natural gas commodity hedge loss (5)	—	—	—	(2.6)	0.7	(1.9)
Subtotal derivative instruments	(7.4)	1.9	(5.5)	(4.9)	1.3	(3.6)

Total reclassifications for the period	$(46.7)	$11.7	$(35.0)	$(57.6)	$88.8	$31.2

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional information.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Amount reclassified to retained earnings as a result of the adoption of ASU 2018-02.
(4)	These accumulated other comprehensive income components are included in Interest expense, net.
(5)	These accumulated other comprehensive income components are included in Cost of goods sold.

A summary of the components of other comprehensive income (loss), including noncontrolling interest, for the years ended September 30, 2021, 2020 and 2019, is as follows (in millions):

Fiscal 2021	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain	$124.3	$—	$124.3
Deferred loss on cash flow hedges	(0.1)	—	(0.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	7.4	(1.9)	5.5
Net actuarial gain arising during period	222.2	(56.6)	165.6
Amortization and settlement recognition of net actuarial loss	33.9	(8.4)	25.5
Prior service cost arising during the period	(5.6)	1.4	(4.2)
Amortization of prior service cost	6.0	(1.5)	4.5
Consolidated other comprehensive income	388.1	(67.0)	321.1
Less: Other comprehensive income attributable to noncontrolling interests	(0.3)	—	(0.3)
Other comprehensive income attributable to common stockholders	$387.8	$(67.0)	$320.8

Fiscal 2020	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(215.0)	$—	$(215.0)
Deferred loss on cash flow hedges	(13.3)	3.3	(10.0)
Reclassification adjustment of net loss on cash flow hedges included in earnings	4.9	(1.3)	3.6
Net actuarial gain arising during period	34.6	(10.4)	24.2
Amortization and settlement recognition of net actuarial loss	48.3	(12.9)	35.4
Prior service cost arising during the period	(26.9)	7.3	(19.6)
Amortization of prior service cost	5.1	(1.3)	3.8
Consolidated other comprehensive loss	(162.3)	(15.3)	(177.6)
Less: Other comprehensive loss attributable to noncontrolling interests	0.3	—	0.3
Other comprehensive loss attributable to common stockholders	$(162.0)	$(15.3)	$(177.3)

Fiscal 2019	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(143.4)	$—	$(143.4)
Deferred gain on cash flow hedges	1.5	(0.4)	1.1
Reclassification adjustment of net gain on cash flow hedges included in earnings	(0.3)	0.1	(0.2)
Net actuarial loss arising during period	(335.9)	87.4	(248.5)
Amortization and settlement recognition of net actuarial loss	23.3	(6.1)	17.2
Prior service cost arising during the period	(3.9)	0.6	(3.3)
Amortization of prior service cost	2.4	(0.6)	1.8
Consolidated other comprehensive loss	(456.3)	81.0	(375.3)
Less: Other comprehensive loss attributable to noncontrolling interests	1.5	(0.1)	1.4
Other comprehensive loss attributable to common stockholders	$(454.8)	$80.9	$(373.9)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Stockholders’ Equity

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

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. In fiscal 2021, we repurchased approximately 2.5 million shares of our Common Stock for an aggregate cost of $125.1 million (a portion of which settled after September 30, 2021). In fiscal 2020, we repurchased no shares of our Common Stock. In fiscal 2019, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $88.6 million. As of September 30, 2021, we had approximately 16.6 million shares of Common Stock available for repurchase under the program.
Note 20.	Share-Based Compensation

Share-based Compensation Plans

At our Annual Meeting of Stockholders held on January 29, 2021, our stockholders approved the WestRock Company 2020 Incentive Stock Plan. The 2020 Incentive Stock Plan allows for the granting of 4.95 million shares of options, restricted stock, SARs and restricted stock units to certain key employees and directors. As of September 30, 2021, there were 3.1 million shares available to be granted under this plan. At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company 2016 Incentive Stock Plan. The 2016 Incentive Stock Plan was amended and restated on February 2, 2018 (the “Amended and Restated 2016 Incentive Stock Plan”). The Amended and Restated 2016 Incentive Stock Plan allows for the granting of 11.7 million shares of options, restricted stock, SARs and restricted stock units to certain key employees and directors. As of September 30, 2021, there were 1.5 million shares available to be granted under this plan. In addition, there were 12.2 million shares available for grant under prior plans approved by stockholders and plans assumed upon mergers and acquisitions. We do not expect to make any new awards under those plans.

Our results of operations for the fiscal years ended September 30, 2021, 2020 and 2019 include share-based compensation expense of $88.6 million, $130.3 million and $64.2 million, respectively. The increase in fiscal 2020, and subsequent decline, was due to shares of restricted stock granted in fiscal 2020 to satisfy certain annual bonus incentives in connection with the WestRock Pandemic Action Plan. The total income tax benefit in the results of operations in connection with share-based compensation was $22.3 million, $33.2 million and $16.3 million, for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Cash received from share-based payment arrangements for the fiscal years ended September 30, 2021, 2020 and 2019 was $57.5 million, $32.4 million and $61.5 million, respectively.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At the date of grant, we estimate the fair value of stock options granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and current expectations for the future. Other than in connection with replacement awards in connection with acquisitions, we did not grant any stock options in fiscal 2021, 2020 and 2019.

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2020	3,456,297	$35.26
Exercised	(1,563,086)	30.58
Expired	(47,539)	52.43
Outstanding at September 30, 2021	1,845,672	$38.79	2.2	$23.4
Exercisable at September 30, 2021	1,845,672	$38.79	2.2	$23.4

The aggregate intrinsic value of options exercised during the years ended September 30, 2021, 2020 and 2019 was $29.1 million, $11.8 million and $44.5 million, respectively.

As of September 30, 2021, there was no remaining unrecognized compensation cost related to nonvested stock options.

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. We measure compensation expense related to the SAR awards at the end of each period. We do not expect to issue additional SARs. The aggregate intrinsic value of SARs exercised during the years ended September 30, 2021, 2020 and 2019 was $0.2 million, $0.2 and zero million, respectively, and the number of SARs outstanding at September 30, 2021 was de minimis.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards generally vest over a period of up to one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, achievement of various financial targets such as Cash Flow Per Share and relative Total Shareholder Return (each as defined in the award documents). Subject to the level of performance attained, the target award for some of the grants may increase up to 200% of target or decrease to zero depending upon the terms of the individual grant. The employee grants generally vest in three years. Presently, other than circumstances such as death, disability and retirement, the grants generally include a provision requiring both a change of control and termination of employment to accelerate vesting. For certain employee grants, the grantee is entitled to receive dividend equivalent units, but will generally forfeit the restricted award and the dividend equivalents if the employee separates from us during the vesting period or if the predetermined goals are not accomplished. As mentioned above, in fiscal 2020 in connection with the WestRock Pandemic Action Plan, we issued restricted stock grants to satisfy certain annual bonus incentives. Those awards vested in October 2020 at 105% of target.

The table below summarizes the changes in restricted stock during the fiscal year ended September 30, 2021:

	Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2020 (1)	6,615,367	$38.36
Granted	2,104,393	44.17
Vested and released	(3,194,223)	32.87
Forfeited	(548,078)	59.51
Outstanding at September 30, 2021 (1)	4,977,459	$42.02

(1)

Target awards granted with a performance condition, net of subsequent forfeitures, may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions we are forecasting the performance of the aggregate outstanding grants to be attained at levels that would result in the issuance of approximately 0.2 million additional shares. However, it is possible that the performance attained may vary.

There was approximately $94.5 million of unrecognized compensation cost related to all nonvested restricted shares as of September 30, 2021 that will be recognized over a weighted average remaining vesting period of 1.5 years.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of restricted stock shares granted in fiscal 2021, 2020 and 2019 with terms defined in the applicable grant letters. The shares are not deemed to be issued and carry voting rights until the relevant conditions defined in the award documents have been met, unless otherwise noted.

	2021	2020	2019
Shares of restricted stock granted to non-employee directors (1)	42,482	49,236	39,792
Shares of restricted stock granted to employees:
Shares granted for attainment of a performance condition at an amount in excess of target (2)	—	—	1,149,592
Shares granted with a service condition and a Cash Flow Per Share performance condition at target (3)	798,490	869,065	652,465
Shares granted with a service condition and a relative Total Shareholder Return market condition at target (3)	127,050	152,595	407,300
Shares granted with a service condition (4)	1,009,387	889,030	682,264
Shares of restricted stock granted for annual bonus (5)	126,984	2,486,249	—
Share of restricted stock assumed in purchase accounting:
Shares granted with a service condition (6)	—	—	742,032
Total restricted stock granted	2,104,393	4,446,175	3,673,445

(1)	Non-employee director grants generally vest over a period of up to one year and are deemed issued on the grant date and have voting and dividend rights.
(2)

Shares granted in the table above include shares subsequently issued for the level of performance attained in excess of target. Shares issued in fiscal 2021 for the fiscal 2018 Cash Flow Per Share were at 89.3% of target, therefore, the remainder of the grant was forfeited. Shares issued in fiscal 2020 for the fiscal 2017 Cash Flow Per Share were at 98.8% of target, therefore, the remainder of the grant was forfeited. Shares issued in fiscal 2019 for the fiscal 2016 Cash Flow Per Share were at 200% of target.

(3)

These employee grants vest over approximately three years and have adjustable ranges from 0 - 200% of target subject to the level of performance attained in the respective award agreement. The employee grants with a relative Total Shareholder Return condition were valued using a Monte Carlo simulation, the terms of which are outlined below.

(4)	These shares vest over approximately three to four years.
(5)	Shares issued in fiscal 2021 for the fiscal 2020 restricted stock granted for annual bonus were at 105% of target.
(6)	These shares vest over approximately one to three years.

The employee grants with a relative Total Shareholder Return market condition in fiscal 2021 were valued using a Monte Carlo simulation at $53.69 per share. The significant assumptions used in valuing these grants included: an expected term of 3.0 years, an expected volatility of 46.2% and a risk-free interest rate of 0.2%. In addition, we had a subsequent grant for an individual valued using a Monte Carlo simulation at $70.80 per share, using an expected term of 2.9 years, an expected volatility of 47.0% and a risk free rate of 0.3%. We amortize these costs on a straight-line basis over the explicit service period.

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

Expense is recognized on restricted stock grants on a straight-line basis over the explicit service period or for performance-based grants over the explicit service period when we estimate that it is probable the performance conditions will be satisfied. Expense recognized on grants with a performance condition that affects how many shares are ultimately awarded is based on the number of shares expected to be awarded.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of restricted stock vested and released in fiscal 2021, 2020 and 2019 (in millions, except shares):

	2021	2020	2019
Shares of restricted stock vested and released	3,194,223	766,431	2,933,556
Aggregate fair value of restricted stock vested and released	$125.1	$29.6	$115.2

The shares vested and released in fiscal 2021 reflect the vesting of the fiscal 2020 grants for annual bonus that vested at 105% of target and the fiscal 2018 grants, with a Cash Flow Per Share performance condition that vested at 89.3% of target, as well as certain shares with a service condition. The shares vested and released in fiscal 2020 reflect the vesting of the fiscal 2017 grants, with a Cash Flow Per Share performance condition that vested at 98.8% of target, as well as certain shares with a service condition. The shares vested and released in fiscal 2019 reflect the vesting of the fiscal 2016 grants, with a Cash Flow Per Share performance condition that vested at 200% of target, as well as certain shares with a performance and/or service condition.

Employee Stock Purchase Plan

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company Employee Stock Purchase Plan (“ESPP”). Under the ESPP, shares of Common Stock are reserved for purchase by our qualifying employees. The ESPP allowed for the purchase of a total of approximately 2.5 million shares of Common Stock. During fiscal 2021, 2020 and 2019, employees purchased approximately 0.3 million, 0.4 million and 0.4 million shares, respectively, under the ESPP. We recognized $1.9 million, $2.1 million and $1.2 million of expense for fiscal 2021, 2020 and 2019, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2021, adjusted for the spinoff of our Specialty Chemicals business in 2016, approximately 1.3 million shares of Common Stock remained available for purchase under the ESPP.
Note 21.	Earnings per Share

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

	September 30,
	2021	2020	2019
Numerator:
Net income (loss) attributable to common stockholders	$838.3	$(690.9)	$862.9
Less: Distributed and undistributed income available to participating securities	(0.2)	(0.1)	(0.1)
Distributed and undistributed income (loss) available to common stockholders	$838.1	$(691.0)	$862.8

Denominator:
Basic weighted average shares outstanding	265.2	259.2	256.6
Effect of dilutive stock options and non-participating securities	2.3	—	2.5
Diluted weighted average shares outstanding	267.5	259.2	259.1

Basic earnings (loss) per share attributable to common stockholders	$3.16	$(2.67)	$3.36

Diluted earnings (loss) per share attributable to common stockholders	$3.13	$(2.67)	$3.33

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options and restricted stock in the amount of 0.5 million, 4.2 million and 1.3 million common shares in fiscal 2021, 2020 and 2019, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. The dilutive impact of the remaining awards outstanding in each year were included in the effect of dilutive securities.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

WestRock Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WestRock Company and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 19, 2021 expressed an unqualified opinion thereon.

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

Goodwill Impairment Assessment of the Consumer Packaging Reporting Unit
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. This requires management to estimate the fair value of the reporting units with goodwill allocated to them. The Company estimates the fair value based on a combination of the discounted cash flow method and guideline company method. As of September 30, 2021, the Company’s goodwill balance was $5,959.2 million, of which $2,295.9 million related to the Consumer Packaging reporting unit.

Auditing management’s goodwill impairment tests involved especially subjective judgements due to the significant estimation required in determining the fair value of the reporting units. In particular, the estimates of the fair values of the Company’s reporting units are sensitive to assumptions such as the discount rate, EBITDA multiples and expected future net cash flows, including projected operating results, long term growth rate, capital expenditures and tax rates, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over the estimation of the fair value of the reporting unit, including the Company’s controls over the valuation model, the mathematical accuracy of the valuation model and development of underlying assumptions used to estimate such fair value of the reporting unit. We also tested management’s review of the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.

To test the estimated fair value of the Company’s reporting unit, our audit procedures included, among others, assessing the valuation methodology, determination of the guideline public companies, and the underlying data used by the Company in its analysis, including testing the significant assumptions discussed above. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model and other relevant factors. We assessed the historical accuracy of management’s assumptions of future expected net cash flows and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used in determining the fair value of the reporting unit. We also tested the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.

Uncertain Tax Positions
Description of the Matter

As discussed in Note 6 to the consolidated financial statements, the Company has unrecognized income tax benefits of $199.5 million related to its uncertain tax positions at September 30, 2021. The Company uses significant judgement in (1) determining whether a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, and (2) in measuring the tax benefit as the largest amount of benefit which is more likely than not to be realized upon ultimate settlement. The Company does not record any benefit for the tax positions that do not meet the more-likely-than-not initial recognition threshold.

Auditing management’s analysis of its uncertain tax positions and resulting unrecognized income tax benefits involved especially subjective and complex judgements because each tax position carries unique facts and circumstances that require interpretation of laws, regulations and legal rulings, and other factors.

How We Addressed the Matter in Our Audit

We tested the Company’s controls that address the risks of material misstatement relating to uncertain tax positions. For example, we tested controls over management’s application of the two-step recognition and measurement principles, including management’s review of the inputs and resulting calculations of unrecognized income tax benefits.

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

November 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

WestRock Company

Opinion on Internal Control over Financial Reporting

We have audited WestRock Company and subsidiaries’ internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WestRock Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 19, 2021, expressed an unqualified opinion thereon.

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

November 19, 2021

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2021 included all of our operations. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2021. Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our board of directors. Ernst & Young LLP has audited and reported on the consolidated financial statements of WestRock Company, and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report.

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the NYSE listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report will be contained in our definitive proxy statement issued in connection with our 2022 annual meeting of stockholders and is incorporated herein by reference.

DAVID B. SEWELL,
Chief Executive Officer and President

ALEXANDER W. PEASE,
Executive Vice President and Chief Financial Officer
November 19, 2021

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2021, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms and to allow timely decisions regarding required disclosure.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting during the quarter ended September 30, 2021. In connection with that evaluation, we have determined that there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 18, 2021, our CEO certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 18, 2021. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

Identification of Executive Officers

The executive officers of the Company are as follows as of November 12, 2021:

Name	Age	Position Held
David B. Sewell	53	Chief Executive Officer and President
Alexander W. Pease	50	Executive Vice President and Chief Financial Officer
Peter C. Durette	48	President, Corrugated Packaging
Patrick M. Kivits	54	President, Consumer Packaging
Patrick E. Lindner	52	President, Commercial, Innovation and Sustainability
John L. O’Neal	56	President, Global Paper
Thomas M. Stigers	58	President, Mill Operations
Vicki L. Lostetter	62	Chief Human Resources Officer
Julia A. McConnell	52	Senior Vice President and Chief Accounting Officer
Robert B. McIntosh	64	Executive Vice President, General Counsel and Secretary

David B. Sewell has served as WestRock’s chief executive officer and president since March 15, 2021. He previously served as president and chief operating officer of The Sherwin-Williams Company, where he was responsible for all operating segments for the $18 billion global coatings company, since March 2019. From August 2014 to March 2019, he served as president of the company’s performance coatings group. Prior to joining the company in February 2007, Mr. Sewell spent 15 years working for General Electric Company.

Alexander W. Pease has served as WestRock’s executive vice president and chief financial officer since November 8, 2021. He served as executive vice president and chief financial officer of CommScope Holding Company, Inc., an $8 billion global provider of infrastructure solutions for communication and entertainment networks, since 2018. From 2016 to 2018, he served as executive vice president and chief financial officer of Snyder’s-Lance, Inc. He served as a principal at McKinsey & Company as a leader in its global corporate finance and business functions practice from 2015 to 2016. From 2011 to 2015, he was senior vice president and chief financial officer of EnPro Industries, Inc. Before joining EnPro, he worked at McKinsey & Company and served in the U.S. Navy as a SEAL Platoon commander.

Peter C. Durette has served as WestRock’s president, Corrugated Packaging since June 2, 2021. He had previously served as the Company’s executive vice president, corrugated container and chief strategy officer. Mr. Durette served as chief strategy officer of MeadWestvaco Corporation since 2009 and had retained this role with the Company since its formation in 2015 upon the combination of MeadWestvaco and Rock-Tenn Company. During his time with the Company and MeadWestvaco, Mr. Durette has held various other commercial and operating roles, including president of enterprise solutions, executive vice president of beverage packaging and senior vice president of home health and beauty. Prior to joining MeadWestvaco, he spent more than a decade with Marakon Associates, a boutique strategic advisory company.

Patrick M. Kivits has served as WestRock’s president, Consumer Packaging since June 2, 2021. He had previously served as the Company’s president, Multi Packaging Solutions since August 2020 and, prior to that, as executive vice president operations North America for Multi Packaging Solutions since November 2019. Prior to joining the Company, Mr. Kivits spent 20 years in the specialty chemical industry, working for H.B. Fuller and Henkel in adhesives for the packaging industry.

Patrick E. Lindner has served as WestRock’s president, commercial, innovation and sustainability since June 2, 2021. He had previously served as the Company’s president, consumer packaging since March 2019 and as chief innovation officer since October 2019. He previously served as chief operating officer for W.L. Gore & Associates. Prior to joining W.L. Gore & Associates, Mr. Lindner served in various leadership roles with E. I. Du Pont De Nemours and Company, including as president – DuPont Performance Materials and president – DuPont Performance Polymers.

John L. O’Neal has served as the Company’s president, global paper since June 2, 2021. He had previously served as the Company’s executive vice president, global food and beverage since 2016. From 2012 to 2016, he served in senior leadership roles in the Company’s corrugated packaging and paper solution businesses. Prior to joining the Company, Mr. O’Neal spent 16 years working for Mirant Corporation.

Thomas M. Stigers has served as the Company’s president, mill operations since June 2, 2021. He had previously served as the Company’s executive vice president, containerboard mills. Mr. Stigers joined the Company in connection with its acquisition of Southern Container Corp in 2008, where he served as vice president of Solvay Paperboard. Mr. Stigers has worked in the paper industry since 1987 in various operational leadership roles with Champion International, Simpson Paper Company, Donohue Inc., and Abitibi-Consolidated Inc.

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

Julia A. McConnell has served as WestRock’s senior vice president and chief accounting officer since June 2020. Prior to joining the Company, Ms. McConnell worked for Carter’s, Inc., where she served as vice president, international & supply chain finance from 2018 to May 2020 and as vice president, finance and corporate controller from 2010 to 2019. Prior to joining Carter’s, Ms. McConnell served in various roles, including as assistant controller, for PepsiCo, Inc. from 2004 to 2010.

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

See Part I, Item 1 “Available Information” of this Form 10-K for information about our Code of Ethical Conduct for our Chief Executive Officer and Senior Financial Officers, including that any amendments to, or waiver from, any provision of such code required to be disclosed will be posted on our website. The remainder of the information required by this item will be contained in our definitive proxy statement issued in connection with our 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2022 annual meeting of stockholders and is incorporated herein by reference.

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

3.2

Certificate of Correction to the Amended and Restated Certificate of Incorporation of WestRock Company dated November 13, 2018 (incorporated by reference to Exhibit 3.2 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2018).

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

4.1(e)

Fifth Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of July 15, 1982, between MW Custom Papers, Inc. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.1(f)

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

4.1(h)

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

10.25(b)

Amendment No. 2, dated as of March 27, 2020, to the Eighth Amended and Restated Credit and Security Agreement among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Coöperatieve Rabobank, U.A. (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.25(c)

Amendment No. 3, dated as of March 12, 2021, to the Eighth Amended and Restated Credit and Security Agreement among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Coöperatieve Rabobank, U.A. (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

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

10.27

Credit Agreement, dated as of September 27, 2019, among WestRock Southeast, LLC, as borrower, the guarantors from time to time thereunder, the lenders party thereto and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on September 27, 2019).

10.28

Fifth Amended and Restated Performance Undertaking, dated as of September 1, 2015, executed by Westrock RKT Company, as successor-in-interest to Rock-Tenn Company, and Westrock Company (incorporated by reference to Exhibit 10.29 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.29

Uncommitted Line of Credit, dated March 4, 2016, between Coöperatieve Rabobank U.A., New York Branch and WestRock Company (incorporated by reference to Exhibit 10.4 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

@10.30

Commitment Agreement, dated September 8, 2016, among WestRock Company, Prudential Insurance Company of America and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.44 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2016).

10.31(a)

Credit Agreement, dated as of March 7, 2018, among Whiskey Holdco, Inc., as borrower, WestRock Company and its subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on March 9, 2018).

10.31(b)

Amendment No. 1, dated as of February 26, 2019, to the Credit Agreement, dated as of March 7, 2018, among WRKCo Inc., the other credit parties from time to time party thereto, Wells Fargo Bank, National Association and the lenders referred to therein (incorporated by reference to Exhibit 10.4 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.31(c)

Amendment No. 2, dated as of November 21, 2019, to the Credit Agreement, dated as of March 7, 2018, among WRKCo Inc., the other credit parties, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock's Current Report on Form 8-K filed on November 25, 2019).

10.32(a)

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

10.32(b)

Joinder, dated as of November 2, 2018, to the Credit Agreement dated as of April 27, 2018, by and among the Company, WRKCo and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (incorporated by reference to Exhibit 10.4 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

10.32(c)

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

10.32(d)

Credit Agreement, dated as of February 26, 2021, by and among WRKCo Inc., as Parent, Westrock Company, WRK Luxembourg S.à r.l., WRK International Holdings S.à r.l., Multi Packaging Solutions Limited, WestRock Packaging Systems Germany GmbH and certain additional subsidiaries of WestRock Company from time to time party hereto, as Borrowers, the lenders party thereto, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, Coöperatieve Rabobank U.A., New York Branch, as Joint Lead Arranger and Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, TD Bank, N.A., Bank of America Europe Designated Activity Company, The Bank of Nova Scotia, and ING Bank N.V., Dublin Branch, as Joint Lead Arrangers and Co-Syndication Agents.(incorporated by reference to Exhibit 10.1 of WestRock's Quarterly Report on Form 10-Q for the quarter ending March 31, 2021).

10.33

Form of Dealer Agreement among WestRock Company, WRKCo Inc., WestRock RKT, LLC, WestRock MWV, LLC and the Dealer party thereto (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on December 10, 2018).

*10.34

Letter Agreement between MeadWestvaco Corporation, Rock-Tenn Company and John A. Luke, Jr., dated June 30, 2015 (incorporated by reference to Exhibit 10.25 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.35

Employment Agreement, dated July 31, 2007, between Southern Container Corp. and Jeffrey W. Chalovich (incorporated by reference to Exhibit 99.3 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

*10.36

Employment Agreement, dated January 23, 2017, among Multi Packaging Solutions International Limited, WestRock Company and Marc Shore (incorporated by reference to Exhibit 10.1 of Multi Packaging Solutions’ Current Report on Form 8-K filed on January 24, 2017).

*10.37(a)	WestRock Company Executive Severance Plan, dated April 5, 2019 (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on April 9, 2019).

*10.37(b)	Amendment No. 1 to WestRock Company Executive Severance Plan, dated April 22, 2019.

*10.38

Amended and Restated WestRock Company 401(k) Retirement Savings Plan, effective as of July 1, 2020 (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

*10.39	WestRock Company 2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.44 of WestRock's Annual Report on Form 10-K for the year ended September 30, 2020).

21	Subsidiaries of the Registrant.

22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by David B. Sewell, Chief Executive Officer and President of WestRock Company.

31.2

Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Alexander W. Pease, Executive Vice President and Chief Financial Officer of WestRock Company.

#32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David B. Sewell, Chief Executive Officer and President of WestRock Company, and by Alexander W. Pease, Executive Vice President and Chief Financial Officer of WestRock Company.

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

WESTROCK COMPANY

Dated:	November 19, 2021	By:	/s/ DAVID B. SEWELL
David B. Sewell
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID B. SEWELL	Chief Executive Officer and President	November 19, 2021
David B. Sewell	(Principal Executive Officer), Director

/s/ ALEXANDER W. PEASE	Executive Vice President and Chief Financial Officer	November 19, 2021
Alexander W. Pease	(Principal Financial Officer)

/s/ JULIA A. MCCONNELL	Senior Vice President and Chief Accounting Officer	November 19, 2021
Julia A. McConnell	(Principal Accounting Officer)

/s/ JOHN A. LUKE, JR.	Director, Non-Executive Chairman of the Board	November 19, 2021
John A. Luke, Jr.

/s/ COLLEEN F. ARNOLD	Director	November 19, 2021
Colleen F. Arnold

/s/ TIMOTHY J. BERNLOHR	Director	November 19, 2021
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 19, 2021
J. Powell Brown

/s/ TERRELL K. CREWS	Director	November 19, 2021
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 19, 2021
Russell M. Currey

/s/ SUZAN F. HARRISON	Director	November 19, 2021
Suzan F. Harrison

/s/ GRACIA C. MARTORE	Director	November 19, 2021
Gracia C. Martore

/s/ JAMES E. NEVELS	Director	November 19, 2021
James E. Nevels

/s/ BETTINA M. WHYTE	Director	November 19, 2021
Bettina M. Whyte

/s/ ALAN D. WILSON	Director	November 19, 2021
Alan D. Wilson