Form 10-Q
period 2021-12-31
WestRock Co
filed 2022-02-08
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 21, 2022
Common Stock, $0.01 par value	263,214,392

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2021	2020

Net sales	$4,952.2	$4,401.5
Cost of goods sold	4,155.6	3,648.6
Gross profit	796.6	752.9
Selling, general and administrative, excluding intangible amortization	452.9	417.8
Selling, general and administrative intangible amortization	88.0	91.9
(Gain) loss on disposal of assets	(13.9)	2.5
Multiemployer pension withdrawal income	(3.3)	—
Restructuring and other costs	2.3	7.7
Operating profit	270.6	233.0
Interest expense, net	(86.7)	(93.8)
Loss on extinguishment of debt	—	(1.1)
Pension and other postretirement non-service income	39.9	34.9
Other income, net	0.2	20.8
Equity in income of unconsolidated entities	18.4	9.0
Income before income taxes	242.4	202.8
Income tax expense	(58.6)	(50.3)
Consolidated net income	183.8	152.5
Less: Net income attributable to noncontrolling interests	(1.5)	(0.5)
Net income attributable to common stockholders	$182.3	$152.0

Basic earnings per share attributable to common stockholders	$0.69	$0.58
Diluted earnings per share attributable to common stockholders	$0.68	$0.57

Basic weighted average shares outstanding	264.6	262.7
Diluted weighted average shares outstanding	266.9	264.8

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2021	2020

Consolidated net income	$183.8	$152.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(16.3)	196.9
Derivatives:
Deferred loss on cash flow hedges	—	(0.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	1.5
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	1.3	5.6
Amortization and settlement recognition of prior service cost, included in pension cost	1.4	1.1
Other comprehensive (loss) income, net of tax	(13.6)	205.0
Comprehensive income	170.2	357.5
Less: Comprehensive income attributable to noncontrolling interests	(1.5)	(0.9)
Comprehensive income attributable to common stockholders	$168.7	$356.6

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	December 31, 2021	September 30, 2021

ASSETS
Current assets:
Cash and cash equivalents	$291.3	$290.9
Accounts receivable (net of allowances of $67.3 and $68.1)	2,525.5	2,586.9
Inventories	2,241.3	2,173.3
Other current assets	505.6	597.6
Assets held for sale	4.2	10.9
Total current assets	5,567.9	5,659.6
Property, plant and equipment, net	10,482.1	10,570.1
Goodwill	5,955.4	5,959.2
Intangibles, net	3,236.8	3,318.8
Restricted assets held by special purpose entities	1,258.6	1,260.5
Prepaid pension asset	707.2	674.3
Other assets	1,874.5	1,811.8
Total Assets	$29,082.5	$29,254.3

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$236.8	$168.8
Accounts payable	2,135.2	2,123.7
Accrued compensation and benefits	457.3	656.8
Other current liabilities	726.2	694.8
Total current liabilities	3,555.5	3,644.1
Long-term debt due after one year	7,996.4	8,025.3
Pension liabilities, net of current portion	249.5	254.7
Postretirement benefit liabilities, net of current portion	133.6	133.7
Non-recourse liabilities held by special purpose entities	1,125.0	1,127.3
Deferred income taxes	2,929.9	2,944.4
Other long-term liabilities	1,372.8	1,433.1
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	2.5	1.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 263.2 million and 265.0 million shares outstanding at December 31, 2021 and September 30, 2021, respectively	2.6	2.7
Capital in excess of par value	10,996.1	11,058.8
Retained earnings	1,711.2	1,607.9
Accumulated other comprehensive loss	(1,012.7)	(999.1)
Total stockholders’ equity	11,697.2	11,670.3
Noncontrolling interests	20.1	19.7
Total equity	11,717.3	11,690.0
Total Liabilities and Equity	$29,082.5	$29,254.3

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2021	2020

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	265.0	260.4
Issuance of common stock, net of stock received for tax withholdings	0.3	2.9
Purchases of common stock	(2.1)	—
Balance at end of period	263.2	263.3
Common Stock:
Balance at beginning of period	$2.7	$2.6
Purchases of common stock	(0.1)	—
Balance at end of period	2.6	2.6
Capital in Excess of Par Value:
Balance at beginning of period	11,058.8	10,916.3
Compensation expense under share-based plans	15.2	19.9
Issuance of common stock, net of stock received for tax withholdings	8.7	13.2
Purchases of common stock	(86.2)	—
Other	(0.4)	—
Balance at end of period	10,996.1	10,949.4
Retained Earnings:
Balance at beginning of period	1,607.9	1,031.6
Adoption of accounting standards (1)	—	(3.8)
Net income attributable to common stockholders	182.3	152.0
Dividends declared (per share - $0.25 and $0.20) (2)	(67.6)	(53.5)
Issuance of common stock, net of stock received for tax withholdings	(0.2)	—
Purchases of common stock	(11.2)	—
Balance at end of period	1,711.2	1,126.3
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(999.1)	(1,319.9)
Other comprehensive (loss) income, net of tax	(13.6)	204.6
Balance at end of period	(1,012.7)	(1,115.3)
Total Stockholders’ equity	11,697.2	10,963.0
Noncontrolling Interests: (3)
Balance at beginning of period	19.7	16.9
Net income	0.4	0.2
Balance at end of period	20.1	17.1
Total equity	$11,717.3	$10,980.1

(1)
For fiscal 2021, the amount relates to the adoption of ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”.
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

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2021	2020

Operating activities:
Consolidated net income	$183.8	$152.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	366.5	364.5
Deferred income tax benefit	(14.0)	(19.6)
Share-based compensation expense	15.2	20.0
401(k) match and company contribution in common stock	2.5	24.9
Pension and other postretirement funding more than expense (income)	(32.4)	(28.0)
Cash surrender value increase in excess of premiums paid	(16.6)	(21.2)
Gain on sale of investment	—	(14.7)
Other impairment adjustments	0.9	—
(Gain) loss on disposal of plant and equipment and other, net	(13.9)	2.6
Other, net	(13.4)	(10.3)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	60.4	150.2
Inventories	(117.5)	(44.3)
Other assets	(45.9)	(19.3)
Accounts payable	5.4	(5.4)
Income taxes	62.0	50.6
Accrued liabilities and other	(190.2)	116.9
Net cash provided by operating activities	252.8	719.4
Investing activities:
Capital expenditures	(173.1)	(170.7)
Cash paid for purchase of businesses, net of cash received	(7.0)	—
Proceeds from corporate owned life insurance	2.0	5.5
Proceeds from sale of investment	—	23.3
Proceeds from sale of property, plant and equipment	22.4	2.0
Proceeds from property, plant and equipment insurance settlement	1.7	—
Other, net	(0.8)	(0.5)
Net cash used for investing activities	(154.8)	(140.4)
Financing activities:
Additions to revolving credit facilities	—	180.0
Repayments of revolving credit facilities	—	(10.0)
Additions to debt	31.3	10.8
Repayments of debt	(52.2)	(704.5)
Other debt additions, net	69.0	21.6
Issuances of common stock, net of related tax withholdings	6.2	(12.4)
Purchases of common stock	(100.1)	—
Cash dividends paid to stockholders	(66.3)	(52.6)
Other, net	7.8	(17.0)
Net cash used for financing activities	(104.3)	(584.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.7	7.8
Increase in cash, cash equivalents and restricted cash	0.4	2.7
Cash, cash equivalents and restricted cash at beginning of period	290.9	251.1
Cash, cash equivalents and restricted cash at end of period	$291.3	$253.8

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

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our independent registered public accounting firm has not audited the accompanying interim financial statements. We derived the condensed consolidated balance sheet at September 30, 2021 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “Fiscal 2021 Form 10-K”). In the opinion of management, all normal recurring adjustments necessary for the fair presentation of the Condensed Consolidated Financial Statements have been included for the interim periods reported.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2021 Form 10-K. The results for the three months ended December 31, 2021 are not necessarily indicative of results that may be expected for the full year.

Reclassifications and Adjustments

Effective October 1, 2021, we reorganized our segment reporting to four reportable segments: Corrugated Packaging, Consumer Packaging, Paper and Distribution. Prior period amounts have been recast throughout the Notes to Condensed Consolidated Financial Statements, as applicable, to conform to the new segment structure. These changes did not impact our consolidated financial statements. See “Note 6. Segment Information” for additional information.

Certain other amounts in prior periods have been reclassified to conform with the current year presentation.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic ("COVID") continues to evolve and our first priority has been and continues to be the health and safety of our teammates. We have taken, and continue to take, actions to protect the health and safety of our teammates during COVID and we have incurred and continue to incur costs for safety, cleaning and other items related to COVID. The pandemic has affected our operational and financial performance to varying degrees and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new or continuing variants such as Omicron and Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines and vaccine boosters), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others. Our net sales have been negatively impacted by COVID, to varying degrees, primarily in the last half of fiscal 2020, and we have experienced and are currently experiencing higher supply chain costs and tight labor markets in part due to the impacts of COVID. The Company’s assessment of the future magnitude and duration of COVID, as well as other factors, may change and could result in changes in our accounting estimates and assumptions used to prepare our financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP").

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Ransomware Incident

As previously disclosed, on January 23, 2021 we detected a ransomware incident impacting certain of our systems. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams worked to maintain our business operations and minimize the impact on our customers and teammates. In our second quarter of fiscal 2021 Form 10‐Q, we announced that all systems are back in service. All of our mills and converting locations began producing and shipping paper and packaging at pre-ransomware levels in March 2021 or earlier.

As previously disclosed, we estimate the pre-tax income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded a $15 million credit for preliminary recoveries – approximately $10 million as a reduction of SG&A excluding intangible amortization and approximately $5 million as a reduction of cost of goods sold. In the first quarter of fiscal 2022, we received an additional business interruption recovery of $5 million related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in net cash provided by operating activities on our condensed consolidated statements of cash flows. We expect to recover substantially all of the remaining ransomware losses from cyber and business interruption insurance from various carriers in future periods. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds.

See “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for additional information.

Significant Accounting Policies

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for a summary of our significant accounting policies.

Recent Accounting Developments

New Accounting Standards — Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This ASU removes certain exceptions from recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022 for us) and interim periods within those fiscal years. We adopted the provisions of ASU 2019-12 beginning October 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments”. This ASU requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses at lease commencement if they were classified as sales-type or direct financing leases. For lessors that had adopted Accounting Standards Codification (“ASC”) 842, "Leases" as of July 19, 2021, when the amendments were issued, the amendments can be applied either retrospectively or prospectively and are effective for annual periods beginning after December 15, 2021 (fiscal 2023 for us) and interim periods within those annual periods. Early adoption is permitted. We early adopted this ASU using the prospective transition approach beginning October 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

New Accounting Standards — Recently Issued

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance”. This ASU aims to increase the transparency of government assistance through the annual disclosure of the types of assistance, an entity’s accounting for the assistance and the effect of the assistance on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021 (fiscal 2023 for us), with early adoption permitted. We are evaluating the impact of this ASU.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 “Revenue from Contracts with Customers” (“ASC 606”). This ASU is intended to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for us), including interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted after their respective issuance dates through December 31, 2022. We are currently evaluating our contracts and the impact of optional expedients provided by these ASUs.

Note 2. Revenue Recognition

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment). Net sales are attributed to geographical markets based on our selling location. As discussed above, effective October 1, 2021, we reorganized our segment reporting to four reportable segments and have recast the prior year disclosure to conform to the new segment structure and modify the geographical markets presented.

	Three Months Ended December 31, 2021
(In millions)	Corrugated Packaging	Consumer Packaging	Paper	Distribution	Intersegment Sales	Total

Primary Geographical Markets
U.S.	$1,969.0	$648.3	$1,213.1	$284.6	$(82.4)	$4,032.6
Canada	140.4	114.3	57.9	3.5	(1.3)	314.8
Latin America	107.6	45.5	48.3	36.7	(0.1)	238.0
EMEA (1)	3.0	252.1	15.9	—	(0.1)	270.9
Asia Pacific	—	78.5	17.4	—	—	95.9
Total	$2,220.0	$1,138.7	$1,352.6	$324.8	$(83.9)	$4,952.2

(1)
Europe, Middle East and Africa ("EMEA")

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended December 31, 2020
(In millions)	Corrugated Packaging	Consumer Packaging	Paper	Distribution	Intersegment Sales	Total

Primary Geographical Markets
U.S.	$1,823.7	$606.6	$1,008.4	$269.0	$(73.9)	$3,633.8
Canada	124.6	113.4	43.4	3.6	(1.2)	283.8
Latin America	70.3	39.9	10.5	31.2	—	151.9
EMEA	0.9	233.0	16.2	—	—	250.1
Asia Pacific	—	69.6	12.4	—	(0.1)	81.9
Total	$2,019.5	$1,062.5	$1,090.9	$303.8	$(75.2)	$4,401.5

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

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2021	$199.1	$12.8
Ending balance - December 31, 2021	213.5	16.4
Increase	$14.4	$3.6

Note 3. Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $2.3 million for the three months ended December 31, 2021 and $7.7 million for the three months ended December 31, 2020. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended
	December 31,
	2021	2020
Restructuring	$2.1	$6.6
Other	0.2	1.1
Restructuring and other costs	$2.3	$7.7

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of related property, plant and equipment and lease right-of-use (“ROU”) assets to their fair value and record charges for severance and other employee-related costs. We reduce the carrying value of the assets classified as held for sale to their estimated fair value less cost to sell. Any subsequent change in fair value less cost to sell prior to disposition is recognized as it is identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value. For plant closures, we also generally expect to record costs for equipment relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term.

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

While restructuring costs are not charged to our segments and, therefore, do not reduce each segment's Adjusted EBITDA (as hereinafter defined), we highlight the segment to which the charges relate. As discussed above, effective October 1, 2021, we reorganized our segment reporting to four reportable segments and have recast the prior year disclosure. Since we do not allocate restructuring costs to our segments, charges incurred in the Paper segment will represent all charges associated with our recycling operations and vertically integrated mills. These operations manufacture for the benefit of each reportable segment that ultimately sells the associated paper and packaging products to our external customers. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three months ended December 31, 2021 and 2020, the cumulative recorded amount since we started the initiatives and our estimate of the total we expect to incur (in millions):

	Three Months Ended
	December 31,
	2021	2020	Cumulative	Total Expected
Corrugated Packaging
Net property, plant and equipment costs	$—	$—	$3.6	$3.6
Severance and other employee costs	(0.4)	(0.7)	28.3	28.7
Other restructuring costs	0.3	0.9	10.5	12.6
Restructuring total	$(0.1)	$0.2	$42.4	$44.9

Consumer Packaging
Net property, plant and equipment costs	$—	$0.2	$3.3	$3.3
Severance and other employee costs	1.8	3.5	32.0	32.0
Other restructuring costs	—	1.0	10.5	10.5
Restructuring total	$1.8	$4.7	$45.8	$45.8

Corporate
Net property, plant and equipment costs	$0.9	$—	$9.7	$9.7
Severance and other employee costs	—	1.6	59.5	59.5
Other restructuring costs	(0.5)	0.1	(1.3)	(1.3)
Restructuring total	$0.4	$1.7	$67.9	$67.9

Total (1)
Net property, plant and equipment costs	$0.9	$0.2	$16.6	$16.6
Severance and other employee costs	1.4	4.4	119.8	120.2
Other restructuring costs	(0.2)	2.0	19.7	21.8
Restructuring total	$2.1	$6.6	$156.1	$158.6

(1)
The Cumulative and Total Expected columns each exclude approximately $81 million for aggregate Paper segment, Land and Development segment and Distribution segment restructuring charges that were incurred in prior periods since the table includes no current year or prior year period activity for those segments.

We have defined “Net property, plant and equipment costs” as used in this Note 3 primarily as property, plant and equipment write-downs, subsequent adjustments to fair value for assets classified as held for sale,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies on such assets, if any. We also define "Other restructuring costs" as facility carrying costs, equipment and inventory relocation costs, lease termination costs and other items.

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

The following table presents our acquisition and integration costs (in millions):

	Three Months Ended
	December 31,
	2021	2020
Acquisition costs	$0.2	$0.2
Integration costs	—	0.9
Other total	$0.2	$1.1

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our condensed consolidated statements of income (in millions):

	Three Months Ended
	December 31,
	2021	2020
Accrual at beginning of fiscal year	$13.4	$17.2
Additional accruals	1.8	5.4
Payments	(1.9)	(7.0)
Adjustment to accruals	(0.4)	(1.1)
Foreign currency rate changes and other	(0.2)	0.1
Accrual at December 31	$12.7	$14.6

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Three Months Ended
	December 31,
	2021	2020
Additional accruals and adjustments to accruals (see table above)	$1.4	$4.3
Acquisition costs	0.2	0.2
Integration costs	—	0.9
Net property, plant and equipment costs	0.9	0.2
Severance and other employee costs	—	0.1
Other restructuring costs	(0.2)	2.0
Total restructuring and other costs	$2.3	$7.7

Note 4. Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, and nearly all of our remaining salaried and non-union hourly employees accruing benefits ceased accruing benefits

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

as of December 31, 2020. In addition, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements and have participated in other MEPPs in the past. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives.

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and the Central States, Southeast and Southwest Areas Pension Plan (“Central States”), and recorded estimated withdrawal liabilities for each. The PIUMPF estimated withdrawal liability assumed both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. The estimated withdrawal liability excludes the potential impact of a future mass withdrawal of other employers from PIUMPF, which was not considered probable or reasonably estimable and was discounted at a credit adjusted risk free rate. Subsequently, we continued to refine the estimate of the withdrawal liability, the impact of which was not significant. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The initial demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. In October 2019, we received two additional demand letters from PIUMPF related to a subsidiary of ours asserting that we owe $2.3 million on an undiscounted basis to be paid over 20 years with respect to the subsidiary’s withdrawal liability and $2.0 million for its accumulated funding deficiency. We received an updated demand letter decreasing the accumulated funding deficiency demand from $2.0 million to $1.3 million in April 2020. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. We dispute the PIUMPF accumulated funding deficiency demands. We began making monthly payments (approximately $0.7 million per month for 20 years) for these withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands.

In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency. We believe we are adequately reserved for this matter.

At December 31, 2021 and September 30, 2021, we had recorded withdrawal liabilities of $248.1 million and $247.1 million, respectively, including liabilities associated with PIUMPF's accumulated funding deficiency demands.

See “Note 5. Retirement Plans” and “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for more information regarding our involvement with retirement plans and involvement with MEPPs.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Pension and Postretirement Income / Expense

The following table presents a summary of the components of net pension income (in millions):

	Three Months Ended
	December 31,
	2021	2020
Service cost	$12.5	$13.5
Interest cost	47.4	46.4
Expected return on plan assets	(92.5)	(91.7)
Amortization of net actuarial loss	2.2	7.9
Amortization of prior service cost	2.1	2.0
Company defined benefit plan income	(28.3)	(21.9)
Multiemployer and other plans	0.3	0.4
Net pension income	$(28.0)	$(21.5)

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

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended
	December 31,
	2021	2020
Service cost	$0.3	$0.3
Interest cost	1.5	1.4
Amortization of net actuarial gain	(0.4)	(0.3)
Amortization of prior service credit	(0.2)	(0.6)
Net postretirement cost	$1.2	$0.8

Employer Contributions

During the three months ended December 31, 2021 and 2020, we made contributions to our qualified and supplemental defined benefit pension plans of $4.1 million and $5.6 million, respectively. During the three months ended December 31, 2021 and 2020, we made contributions of $1.2 million and $1.3 million, respectively, to our other postretirement benefit plans.

Note 5. Income Taxes

The effective tax rate for the three months ended December 31, 2021 and December 31, 2020 was 24.2% and 24.8%, respectively. The effective tax rate for both periods was impacted by (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates and (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by research and development tax credits.

During the three months ended December 31, 2021 and December 31, 2020, cash paid for income taxes, net of refunds, were $9.9 million and $18.8 million, respectively.

Note 6. Segment Information

Effective October 1, 2021, we reorganized our reportable segments due to recent changes in our organizational structure and how our chief operating decision maker (“CODM”) makes key operating decisions, allocates resources and assesses the performance of our business going forward. We believe the new segments will provide greater

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

visibility into the vertical integration between our mills and converting operations as well as the value of a diversified portfolio of assets, and help us highlight the performance of our portfolio. Prior to the reorganization, the Company had two reportable segments: Corrugated Packaging and Consumer Packaging. Our new reportable segments are:

•
Corrugated Packaging, which consists of our integrated corrugated converting operations and generates its revenues primarily from the sale of corrugated containers and other corrugated products;
•
Consumer Packaging, which consists of our integrated consumer converting operations and generates its revenues primarily from the sale of consumer packaging products such as folding cartons and interior partitions;
•
Paper, which consists of our commercial paper operations and generates its revenues primarily from the sale of containerboard and paperboard to external customers; and
•
Distribution, which consists of our distribution and display assembly operations and generates its revenues primarily from the distribution of packaging products and assembly of display products.

We determined our operating segments based on the products and services we offer. Our operating segments are consistent with our internal management structure, and we do not aggregate operating segments. We report the benefit of vertical integration with our mills in each reportable segment that ultimately sells the associated paper and packaging products to our external customers. We account for intersegment sales at prices that approximate market prices.

Effective October 1, 2021, Adjusted EBITDA is our measure of segment profitability in accordance with ASC 280, “Segment Reporting” because it is used by our CODM to make decisions regarding allocation of resources and to assess segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pretax earnings of a reportable segment before depreciation and amortization, and excludes the following items our CODM does not consider part of our segment performance: gain on sale of certain closed facilities, multiemployer pension withdrawal income, restructuring and other costs, non-allocated expenses, interest expense, net, loss on extinguishment of debt, other income, net, and other adjustments - each as outlined in the table below ("Adjusted EBITDA"). Management believes these items are useful to exclude in the evaluation of operating performance from period to period because they are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments. We have recast prior periods presented to conform with the new segment structure. These changes did not impact our consolidated financial statements. In connection with the reorganization of our reportable segments, we changed the amount of previously non-allocated expenses.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables show selected operating data for our reportable segments (in millions):

	Three Months Ended
	December 31,
	2021	2020
Net sales (aggregate):
Corrugated Packaging	$2,220.0	$2,019.5
Consumer Packaging	1,138.7	1,062.5
Paper	1,352.6	1,090.9
Distribution	324.8	303.8
Total	$5,036.1	$4,476.7
Less net sales (intersegment):
Corrugated Packaging	$74.2	$71.1
Consumer Packaging	6.0	3.9
Distribution	3.7	0.2
Total	$83.9	$75.2
Net sales (unaffiliated customers):
Corrugated Packaging	$2,145.8	$1,948.4
Consumer Packaging	1,132.7	1,058.6
Paper	1,352.6	1,090.9
Distribution	321.1	303.6
Total	$4,952.2	$4,401.5
Adjusted EBITDA:
Corrugated Packaging	$288.9	$347.6
Consumer Packaging	169.3	175.3
Paper	232.4	151.7
Distribution	6.5	16.4
Total	697.1	691.0
Depreciation, depletion and amortization	(366.5)	(364.5)
Gain on sale of certain closed facilities	14.4	0.9
Multiemployer pension withdrawal income	3.3	—
Restructuring and other costs	(2.3)	(7.7)
Non-allocated expenses	(16.8)	(21.2)
Interest expense, net	(86.7)	(93.8)
Loss on extinguishment of debt	—	(1.1)
Other income, net	0.2	20.8
Other adjustments	(0.3)	(21.6)
Income before income taxes	$242.4	$202.8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended
	December 31,
	2021	2020
Depreciation, depletion and amortization:
Corrugated Packaging	$167.0	$175.6
Consumer Packaging	86.3	85.8
Paper	106.2	96.5
Distribution	5.8	5.8
Corporate	1.2	0.8
Total	$366.5	$364.5

Other adjustments:
Corrugated Packaging	$—	$9.5
Consumer Packaging	0.2	8.9
Paper	0.1	1.8
Distribution	—	0.6
Corporate	—	0.8
Total	$0.3	$21.6

As we report the benefit of vertical integration with our mills in each reportable segment that ultimately sells the associated paper and packaging products to our external customers, we correspondingly allocate the assets and capital expenditures of our mill system across our reportable segments. The following tables reflect such allocation.

	December 31, 2021	September 30, 2021
Assets:
Corrugated Packaging	$11,536.3	$11,526.0
Consumer Packaging	6,755.0	6,750.5
Paper	7,509.5	7,525.7
Distribution	754.0	796.2
Assets held for sale	4.2	10.9
Corporate	2,523.5	2,645.0
Total	$29,082.5	$29,254.3

Intangibles, net:
Corrugated Packaging	$736.4	$765.9
Consumer Packaging	1,688.0	1,719.2
Paper	661.4	677.7
Distribution	151.0	156.0
Total	$3,236.8	$3,318.8

Equity method investments:
Corrugated Packaging	$447.5	$434.4
Consumer Packaging	0.4	17.7
Paper	0.8	0.8
Corporate	0.4	0.4
Total	$449.1	$453.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended
	December 31,
	2021	2020
Capital expenditures:
Corrugated Packaging	$75.7	$69.2
Consumer Packaging	37.3	43.4
Paper	51.5	51.6
Distribution	0.8	0.1
Corporate	7.8	6.4
Total	$173.1	$170.7

The changes in the carrying amount of goodwill during the three months ended December 31, 2021 are as follows (in millions):

	Legacy Reportable Segments		New Reportable Segments
	Corrugated Packaging	Consumer Packaging	Corrugated Packaging	Consumer Packaging	Paper	Distribution	Total
Balance as of Sep. 30, 2021	$3,663.3	$2,295.9	$—	$—	$—	$—	$5,959.2
Segment recasting (1)	(3,663.3)	(2,295.9)	2,834.8	1,603.3	1,382.0	139.1	—
Goodwill acquired	—	—	3.2	—	—	—	3.2
Translation adjustments	—	—	(6.6)	1.3	(1.6)	(0.1)	(7.0)
Balance as of Dec. 31, 2021
Goodwill	$—	$—	$2,831.4	$1,604.6	$1,380.4	$139.0	$5,955.4

(1)
Represents reallocation of goodwill as a result of changes in segments on October 1, 2021.

In accordance with ASC 350, “Intangibles – goodwill and other”, we determined our new reporting units to be the same as our operating segments: Corrugated Packaging, Consumer Packaging, Paper and Distribution. As of October 1, 2021, we performed an interim quantitative goodwill impairment test for our new reporting units using a combination of both guideline public company and discounted cash flow valuation methods. In performing the impairment test, we considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of COVID, macroeconomic conditions, industry and market considerations, and financial performance, including forecasted revenue, earnings and capital expenditures of each reporting unit. The discount rate used for each reporting unit ranged from 8.0% to 11.5%. We used perpetual growth rates in the reporting units ranging from 0.0% to 1.0%. All reporting units have a fair value that exceeded their carrying values by more than 10%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit, the fair value of each of our reporting units would have continued to exceed its carrying value.

Note 7. Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended
	December 31,
	2021	2020
Interest expense	$(98.3)	$(105.5)
Interest income	11.6	11.7
Interest expense, net	$(86.7)	$(93.8)

Cash paid for interest, net of amounts capitalized, of $56.8 million and $58.9 million were made during the three months ended December 31, 2021 and December 31, 2020, respectively.

Note 8. Inventories

We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on a last-in first-out (“LIFO”) basis. We value all other inventories at the lower of cost and net realizable value, with cost

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

determined using methods that approximate cost computed on a first-in first-out (“FIFO”) basis. These other inventories represent primarily foreign inventories, distribution business inventories, spare parts inventories and certain inventoried supplies.

The components of inventories were as follows (in millions):

	December 31, 2021	September 30, 2021
Finished goods and work in process	$1,042.2	$972.7
Raw materials	982.1	888.1
Spare parts and supplies	506.4	536.4
Inventories at FIFO cost	2,530.7	2,397.2
LIFO reserve	(289.4)	(223.9)
Net inventories	$2,241.3	$2,173.3

Note 9. Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	December 31, 2021	September 30, 2021
Property, plant and equipment at cost:
Land and buildings	$2,638.0	$2,626.0
Machinery and equipment	16,003.0	15,853.1
Forestlands and mineral rights	118.3	120.0
Transportation equipment	25.8	26.1
Leasehold improvements	94.2	93.9
	18,879.3	18,719.1
Less: accumulated depreciation, depletion and amortization	(8,397.2)	(8,149.0)
Property, plant and equipment, net	$10,482.1	$10,570.1

Non-cash additions to property, plant and equipment at December 31, 2021 and September 30, 2021 were $101.9 million and $108.5 million, respectively.

Note 10. Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. See “Note 12. Fair Value” of the Notes to Consolidated Financial Statements section of the Fiscal 2021 Form 10-K for more information. We disclose the fair value of our long-term debt in “Note 11. Debt”. We disclose the fair value of our pension and postretirement assets and liabilities in “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2021 Form 10-K.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they are deemed to be other-than-temporarily

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, ROU assets related to operating leases, goodwill and other and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 3. Restructuring and Other Costs” for impairments associated with restructuring activities presented as “net property, plant and equipment costs”. During the three months ended December 31, 2021 and 2020, we did not have any significant non-restructuring nonfinancial assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Accounts Receivable Sales Agreements

We are a party to an accounts receivable sales agreement to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts. The terms of the agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. On August 31, 2021, we amended the then existing $700.0 million facility to extend the maturity to September 16, 2022. Transfers under the agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing” ("ASC 860").

We also have a similar facility that was amended on December 2, 2021 to increase the $88.5 million purchase limit to $110.0 million, establish the transition from LIBOR to the Secure Overnight Funding Rate ("SOFR") at a future date and revise certain fees. The facility remains uncommitted and has a one-year term ending December 4, 2022.

The customers from these facilities are not included in the Receivables Securitization Facility that is discussed in “Note 11. Debt”.

The following table presents a summary of these accounts receivable sales agreements for the three months ended December 31, 2021 and December 31, 2020 (in millions):

	Three Months Ended
	December 31,
	2021	2020
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(721.8)	(680.7)
Receivables collected by financial institutions	699.2	644.5
Cash proceeds from financial institutions	22.6	36.2
Receivable from financial institutions at December 31	$—	$—

Receivables sold under these accounts receivable sales agreements as of the respective balance sheet dates were approximately $688.6 million and $665.9 million as of December 31, 2021 and September 30, 2021, respectively.

Cash proceeds related to the receivables sold are included in Net cash provided by operating activities in the condensed consolidated statements of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $2.2 million for the three months ended December 31, 2021, and $3.0 million for the three months ended December 31, 2020, and is recorded in “Other income, net” in the condensed consolidated statements of income. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11. Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for additional information on our debt and interest rates on that debt. As noted below, we have been addressing the LIBOR transition in our debt facilities and expect to complete the transition prior to the June 30, 2023 deadline when the remaining rates cease publication, likely by the end of the current calendar year.

The following table shows the carrying value of the individual components of our debt (in millions):

	December 31, 2021	September 30, 2021
Public bonds due fiscal 2023 to 2028	$3,779.4	$3,778.2
Public bonds due fiscal 2029 to 2033	2,763.3	2,766.5
Public bonds due fiscal 2037 to 2047	178.1	178.2
Term loan facilities	599.0	598.9
Revolving credit and swing facilities	336.1	270.0
Finance lease obligations	261.5	264.1
Vendor financing and commercial card programs	115.8	113.1
International and other debt	200.0	225.1
Total debt	8,233.2	8,194.1
Less: current portion of debt	236.8	168.8
Long-term debt due after one year	$7,996.4	$8,025.3

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at December 31, 2021.

The estimated fair value of our debt was approximately $9.0 billion as of December 31, 2021 and $9.0 billion at September 30, 2021. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount, as the variable interest rates reprice frequently at observable current market rates.

Revolving Credit Facility

On November 21, 2019, we amended our $2.0 billion unsecured revolving credit facility entered into on July 1, 2015 to, among other things, increase the committed principal to $2.3 billion, increase the maximum permitted Debt to Capitalization Ratio (as defined in the credit agreement) to 0.65:1.00 and extend its maturity date to November 21, 2024 (the “Revolving Credit Facility”). On December 7, 2021, we entered into an agreement to restrict us to U.S. and Canadian denominated borrowings and letters of credit under this facility. The agreement allows for the deferral of the LIBOR transition at this time and does not impact the overall availability of the facility. We intend to address the LIBOR transition at a later date. At December 31, 2021 and September 30, 2021, there were no amounts outstanding under the facility.

Term Loans

On September 27, 2019, one of our wholly-owned subsidiaries, WestRock Southeast, LLC, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent, that replaced our then-existing facility. The Farm Loan Credit Agreement provides for a seven-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Loan Credit Facility”). At any time, we may increase the principal amount by up to $300.0 million by written notice. The Farm Loan Credit Facility is guaranteed by the Company, WRKCo Inc. and WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”, and together with RKT, the Company and WRKCo Inc. the “Guarantor Subsidiaries”). The carrying value of this facility at December 31, 2021 and September 30, 2021 was $599.0 million and $598.9 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Receivables Securitization Facility

On March 12, 2021, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), extended the maturity to March 11, 2024 and established the transition to the SOFR at a future date from a blend of the market rate for asset-backed commercial paper and the one-month LIBOR rate plus a credit spread, and revised certain fees. At December 31, 2021 and September 30, 2021, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $642.5 million and $690.3 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2021 and September 30, 2021 were approximately $1,240.2 million and $1,318.4 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At December 31, 2021 and September 30, 2021, there were no amounts outstanding under this facility.

European Revolving Credit Facility

On December 1, 2021, we amended our existing European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch, as administrative agent entered into on February 26, 2021. We maintained the facility at €600.0 million as well as the incremental €100.0 million accordion feature. The amendment addressed the LIBOR transition for the British Pound that will now be indexed with the Sterling Secured Overnight rate ("SONIA"). This facility provides for a three-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €600.0 million maturing on February 26, 2024. At December 31, 2021, we had borrowed $270.0 million under this facility and entered into foreign currency exchange contracts of $270.2 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income. At September 30, 2021, we had borrowed $270.0 million under this facility.

Note 12. Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $70.3 million and $80.9 million during the three months ended December 31, 2021 and 2020, respectively. We obtained $24.8 million and $67.5 million of ROU assets in exchange for lease liabilities during the three months ended December 31, 2021 and 2020, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Condensed Consolidated Balance Sheet Caption	December 31, 2021	September 30, 2021
Operating leases:
Operating lease right-of-use asset	Other assets	$666.1	$676.0

Current operating lease liabilities	Other current liabilities	$179.6	$177.9
Operating lease liabilities	Other long-term liabilities	526.7	537.9
Total operating lease liabilities		$706.3	$715.8

Finance leases:
Property, plant and equipment		$143.1	$143.2
Accumulated depreciation		(30.3)	(28.3)
Property, plant and equipment, net		$112.8	$114.9

Current finance lease liabilities	Current portion of debt	$8.6	$8.7
Noncurrent finance lease liabilities	Long-term debt due after one year	252.9	255.4
Total finance lease liabilities		$261.5	$264.1

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Note 13. Commitments and Contingencies

Health and Safety

Our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures. The health and safety of our teammates is our most important responsibility, and we have established safety policies, programs, procedures and training for our manufacturing operations. We are subject to a broad range of foreign, federal, state and local laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. In addition, our program includes the ongoing identification and elimination of workplace exposures that can lead to injuries and sharing of health and safety best practices, including processes to create resilient, error tolerant safety systems. Failure to comply with applicable health and safety laws and regulations could subject us to fines, corrective actions or other sanctions.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

See “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for information related to environmental matters.

As of December 31, 2021, we had $4.7 million reserved for environmental liabilities on an undiscounted basis, of which $1.6 million is included in other long-term liabilities and $3.1 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at December 31, 2021.

Litigation

During fiscal 2018, we submitted formal notification to withdraw from the PIUMPF and recorded a liability associated with the withdrawal. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF's accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We began making monthly payments for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. We dispute the PIUMPF accumulated funding deficiency demands. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency, including interest. In July 2021, the PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency. We believe we are adequately reserved for this matter. See “Note 4. Retirement Plans — MEPPs” of the Notes to Condensed Consolidated Financial Statements for more information regarding our withdrawal liabilities.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2021, there were approximately 1,750 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows. At December 31, 2021, we had $15.1 million reserved for these matters.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Brazil Tax Liability

We are challenging claims by the Brazil Federal Revenue Department that we underpaid tax, penalties and interest associated with a claim that a subsidiary of MeadWestvaco Corporation (the predecessor of WestRock MWV, LLC) had reduced its tax liability related to the goodwill generated by the 2002 merger of two of its Brazil subsidiaries. The matter has proceeded through the Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to 2012. The tax and interest claim relating to tax years 2009 to 2012 was finalized and is now the subject of an annulment action we filed in the Brazil federal court. CARF notified us of its final decision regarding the tax, penalties and interest claims relating to tax years 2003 to 2008 on June 3, 2020. We have filed an annulment action in Brazil federal court with respect to that decision as well. The dispute related to penalties for tax years 2009 to 2012 remains before CARF.

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$706 million ($127 million) as of December 31, 2021, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, that excludes certain penalties, is included in the unrecognized tax benefits table in our Fiscal 2021 Form 10-K, see “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of December 31, 2021, we had recorded $2.3 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 14. Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding common stock, par value $0.01 per share (“Common Stock”) as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended December 31, 2021, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $97.5 million. The amount reflected as purchased in the condensed consolidated statements of cash flows also includes shares purchased in fiscal 2021 that settled in fiscal 2022. In the three months ended December 31, 2020, we repurchased no shares of Common Stock. As of December 31, 2021, we had approximately 14.6 million shares of Common Stock available for repurchase under the program.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended December 31, 2021 and December 31, 2020 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2021	$(0.2)	$(536.5)	$(462.4)	$(999.1)
Other comprehensive loss before reclassifications	—	—	(16.2)	(16.2)
Amounts reclassified from accumulated other comprehensive loss	—	2.6	—	2.6
Net current period other comprehensive income (loss)	—	2.6	(16.2)	(13.6)
Balance at December 31, 2021	$(0.2)	$(533.9)	$(478.6)	$(1,012.7)

(1) All amounts are net of tax and noncontrolling interests.

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2020	$(5.6)	$(727.7)	$(586.6)	$(1,319.9)
Other comprehensive (loss) income before reclassifications	(0.1)	—	196.6	196.5
Amounts reclassified from accumulated other comprehensive loss	1.5	6.6	—	8.1
Net current period other comprehensive income	1.4	6.6	196.6	204.6
Balance at December 31, 2020	$(4.2)	$(721.1)	$(390.0)	$(1,115.3)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 26% to 27% for the three months ended December 31, 2021 and 25% to 26% for the three months ended December 31, 2020. Although we are impacted by the exchange rates of a number of currencies, foreign currency translation adjustments recorded in accumulated other comprehensive loss for the three months ended December 31, 2021 were primarily due to losses in the Brazilian Real partially offset by gains in the British Pound and Chinese Yuan, each against the U.S. dollar. Foreign currency translation adjustments recorded in accumulated other comprehensive loss for the three months ended December 31, 2020 were primarily due to gains in the Brazilian Real, Mexican Peso, Canadian dollar and British Pound, each against the U.S. dollar.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2021			December 31, 2020
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(1.6)	$0.4	$(1.2)	$(7.4)	$1.9	$(5.5)
Prior service costs (2)	(1.9)	0.5	(1.4)	(1.5)	0.4	(1.1)
Subtotal defined benefit plans	(3.5)	0.9	(2.6)	(8.9)	2.3	(6.6)

Derivative Instruments: (1)
Interest rate swap hedge loss (3)	—	—	—	(2.0)	0.5	(1.5)

Total reclassifications for the period	$(3.5)	$0.9	$(2.6)	$(10.9)	$2.8	$(8.1)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	Three Months Ended
	December 31,
	2021	2020
Numerator:
Net income attributable to common stockholders	$182.3	$152.0

Denominator:
Basic weighted average shares outstanding	264.6	262.7
Effect of dilutive stock options and non- participating securities	2.3	2.1
Diluted weighted average shares outstanding	266.9	264.8

Basic earnings per share attributable to common stockholders	$0.69	$0.58
Diluted earnings per share attributable to common stockholders	$0.68	$0.57

During the three months ended December 31, 2021 and December 31, 2020 in the table above, the amount of distributed and undistributed income available to participating securities was de minimis and did not impact net income attributable to common stockholders.

Approximately 0.4 million and 0.6 million awards in the three months ended December 31, 2021 and 2020, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2021, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of the Fiscal 2021 Form 10-K. The following discussion includes certain non-GAAP financial measures. See our reconciliations of non-GAAP financial measures in the “Non-GAAP Financial Measures” section below.

OVERVIEW

We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

Presentation

Effective October 1, 2021, we reorganized our segment reporting to four reportable segments: Corrugated Packaging, Consumer Packaging, Paper and Distribution. Also, effective October 1, 2021, our measure of segment profitability for each reportable segment is Adjusted EBITDA in accordance with ASC 280, “Segment Reporting” because it is the measure used by our CODM to make decisions regarding allocation of resources and assessing segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pretax earnings of a reportable segment before depreciation and amortization, and excludes the following items our CODM does not consider part of our segment performance: gain on sale of certain closed facilities, multiemployer pension withdrawal income, restructuring and other costs, non-allocated expenses, interest expense, net, loss on extinguishment of debt, other income, net, and other adjustments. Management believes these items are useful to exclude in the evaluation of operating performance from period to period because they are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments. We have recast prior periods presented to conform with the new segment structure. These changes did not impact our consolidated financial statements. In connection with the reorganization of our reportable segments, we changed the amount of previously non-allocated expenses. See “Note 6. Segment Information” for additional information.

EXECUTIVE SUMMARY

Net sales of $4,952.2 million for the first quarter of fiscal 2022 increased $550.7 million, or 12.5%, compared to the first quarter of fiscal 2021. This increase was primarily due to the impact of higher selling price/mix that was partially offset by aggregate lower volumes.

Net income attributable to common stockholders of $182.3 million for the first quarter of fiscal 2022 increased $30.3 million, or 19.9%, compared to the first quarter of fiscal 2021. Consolidated Adjusted EBITDA of $680.3 million for the first quarter of fiscal 2022 increased $10.5 million, or 1.6%, compared to $669.8 million in the first quarter of fiscal 2021.

Earnings per diluted share were $0.68 and $0.57 in the three months ended December 31, 2021 and 2020, respectively. Adjusted Earnings Per Diluted Share were $0.65 and $0.61 in the three months ended December 31, 2021 and 2020, respectively. See the discussion and tables under “Non-GAAP Financial Measures” below with respect to Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share.

Net cash provided by operating activities in the three months ended December 31, 2021 and 2020 was $252.8 million and $719.4 million, respectively, primarily due to $474.5 million of higher working capital usage compared to the prior year period. The higher working capital usage in the first quarter of fiscal 2022 was primarily due to actions taken in the prior year to preserve cash due to the high uncertainty during the COVID pandemic, such as the payment of certain bonuses and 401(k) match in cash that were paid in stock in the prior year period, and the payment of certain deferred payroll taxes that relate to relief offered under the Coronavirus Aid, Relief and

Economic Security Act (“CARES Act”) in the current period. In addition, working capital usage in the current period was impacted by increased inventories and costs associated with maintenance outages that were partially offset by a decline in accounts receivable. During the three months ended December 31, 2021, we invested $173.1 million in capital expenditures and returned $166.4 million in capital to stockholders, specifically $100.1 million in stock repurchases and $66.3 million in dividend payments. During the three months ended December 31, 2021, debt increased $39.1 million.

In the second quarter of fiscal 2022, we expect similar sequential cost inflation as improvements in energy and recycled fiber costs should be offset by higher freight, wage and other expenses. We expect sequential labor cost increases due to normal merit increases and continued supply chain challenges. While we are past the highest mill maintenance outage quarter, we have approximately 128,000 tons of scheduled downtime across our system in the second quarter of fiscal 2022, nearly twice that of the second quarter of fiscal 2021, in part due to delayed maintenance in fiscal 2021 for items such as COVID and the Ransomware Incident. We expect the continued flow through of previously published price increases, and that those increases will more than offset inflation. As a result of these, and other factors, we expect higher sequential earnings.

A detailed review of our performance appears below under “Results of Operations”.

COVID Pandemic

The global impact of the COVID pandemic continues to evolve and our first priority has been and continues to be the health and safety of our teammates. We have taken, and continue to take, actions to protect the health and safety of our teammates during COVID and we have incurred and continue to incur costs for safety, cleaning and other items related to COVID. The pandemic has affected our operational and financial performance to varying degrees and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new or continuing variants such as Omicron and Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines and vaccine boosters), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others.

Our net sales have been negatively impacted by COVID, to varying degrees, primarily in the last half of fiscal 2020, and we have experienced and are currently experiencing higher supply chain costs and tight labor markets in part due to the impacts of COVID. The Company’s assessment of the future magnitude and duration of COVID, as well as other factors, may change and could result in changes in our accounting estimates and assumptions used to prepare our financial statements in conformity with GAAP. In the first quarter of fiscal 2021 we recorded $22.0 million of relief payments to employees.

Ransomware Incident

As previously disclosed, on January 23, 2021 we detected a ransomware incident impacting certain of our systems. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams worked to maintain our business operations and minimize the impact on our customers and teammates. In our second quarter of fiscal 2021 Form 10-Q, we announced that all systems are back in service. All of our mills and converting locations began producing and shipping paper and packaging at pre-ransomware levels in March 2021 or earlier.

As previously disclosed, we estimate the pre-tax income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded a $15 million credit for preliminary recoveries – approximately $10 million as a reduction of SG&A excluding intangible amortization and approximately $5 million as a reduction of cost of goods sold. In the first quarter of fiscal 2022, we received an additional business interruption recovery of $5 million related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in net cash provided by operating activities on our condensed consolidated statements of cash flows. We expect to recover substantially all of the remaining ransomware losses from cyber and business interruption insurance from various carriers in future periods. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds.

See “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for additional information.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three months ended December 31, 2021 and December 31, 2020 (in millions):

	Three Months Ended
	December 31,
	2021	2020
Net sales	$4,952.2	$4,401.5
Cost of goods sold	4,155.6	3,648.6
Gross profit	796.6	752.9
Selling, general and administrative, excluding intangible amortization	452.9	417.8
Selling, general and administrative intangible amortization	88.0	91.9
(Gain) loss on disposal of assets	(13.9)	2.5
Multiemployer pension withdrawal income	(3.3)	—
Restructuring and other costs	2.3	7.7
Operating profit	270.6	233.0
Interest expense, net	(86.7)	(93.8)
Loss on extinguishment of debt	—	(1.1)
Pension and other postretirement non-service income	39.9	34.9
Other income, net	0.2	20.8
Equity in income of unconsolidated entities	18.4	9.0
Income before income taxes	242.4	202.8
Income tax expense	(58.6)	(50.3)
Consolidated net income	183.8	152.5
Less: Net income attributable to noncontrolling interests	(1.5)	(0.5)
Net income attributable to common stockholders	$182.3	$152.0

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2021	$4,401.5	$4,437.8	$4,816.3	$5,090.5	$18,746.1
Fiscal 2022	$4,952.2
% Change	12.5%

Net sales in the first quarter of fiscal 2022 increased $550.7 million compared to the first quarter of fiscal 2021. This increase was primarily due to the impact of higher selling price/mix that was partially offset by aggregate lower volumes. The change in net sales by reportable segment is outlined below for each reportable segment.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2021	$3,648.6	$3,688.2	$3,886.4	$4,092.6	$15,315.8
(% of Net Sales)	82.9%	83.1%	80.7%	80.4%	81.7%

Fiscal 2022	$4,155.6
(% of Net Sales)	83.9%

The $507.0 million increase in cost of goods sold in the first quarter of fiscal 2022 compared to the prior year quarter was primarily due to increased cost inflation, a reduction in productivity and other operational items, and increased planned downtime including maintenance outages. Cost inflation consisted primarily of higher recycled fiber, energy, wage and other costs, virgin fiber, freight and chemical costs. Wage and other costs generally consist of items such as labor, benefits and items other than energy, materials and freight. In the first quarter of fiscal 2021, we recorded $19.7 million of one-time recognition awards to our teammates who work in manufacturing and operations. We discuss our operations in greater detail below for each reportable segment, as applicable.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2021	$417.8	$458.4	$450.9	$432.2	$1,759.3
(% of Net Sales)	9.5%	10.3%	9.4%	8.5%	9.4%

Fiscal 2022	$452.9
(% of Net Sales)	9.1%

Selling, general and administrative expenses (“SG&A”) excluding intangible amortization increased $35.1 million in the first quarter of fiscal 2022 compared to the prior year quarter. The increase was primarily due to increased consulting and professional fees of $12.2 million, increased bad debt expense of $6.0 million, increased software purchases of $6.0 million and a $4.0 million increase in travel and entertainment costs. The increased travel and entertainment costs are still well below pre-pandemic levels.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $88.0 million and $91.9 million in the first quarter of fiscal 2022 and 2021, respectively. The decline was primarily attributable to certain intangibles from prior acquisitions reaching full amortization.

(Gain) Loss on Disposal of Assets

In the three months ended December 31, 2021, we recorded a gain on disposal of assets of $13.9 million that was primarily due to the sale of a previously closed facility. In the three months ended December 31, 2020, we recorded a loss on disposal of assets of $2.5 million.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $2.3 million and $7.7 million in the first quarter of fiscal 2022 and 2021, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 3. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the first quarter of fiscal 2022 was $86.7 million compared to $93.8 million for the prior year quarter. The decrease was primarily due to the impact of lower debt levels in the current year period that was partially offset by higher interest rates.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the first quarter of fiscal 2022 was $39.9 million compared to $34.9 million for the first quarter of fiscal 2021. The increase was primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2022. Customary pension and other postretirement (income) costs are included in our segment results. See “Note 4. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for more information.

Other income, net

Other income, net for the first quarter of fiscal 2022 was income of $0.2 million compared to income of $20.8 million in the first quarter of fiscal 2021. The income in the first quarter of fiscal 2021 was driven primarily by a $14.7 million gain on sale of our Rosenbloom legacy cost method investment.

Provision for Income Taxes

We recorded income tax expense of $58.6 million for the three months ended December 31, 2021 compared to $50.3 million for the three months ended December 31, 2020. The effective tax rate for the three months ended December 31, 2021 was 24.2%, while the effective tax rate for the three months ended December 31, 2020 was 24.8%.

See “Note 5. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.

Corrugated Packaging Segment

Corrugated Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$2,019.5	$347.6	17.2%
Second Quarter	2,022.4	321.1	15.9
Third Quarter	2,154.7	363.9	16.9
Fourth Quarter	2,203.9	361.4	16.4
Total	$8,400.5	$1,394.0	16.6%

Fiscal 2022
First Quarter	$2,220.0	$288.9	13.0%

(1) Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales for the Corrugated Packaging segment increased $200.5 million in the first quarter of fiscal 2022 compared to the prior year quarter. The increase primarily consisted of $276.4 million of higher selling price/mix that was partially offset by $77.7 million of lower volumes.

Adjusted EBITDA — Corrugated Packaging Segment

Corrugated Packaging segment Adjusted EBITDA in the first quarter of fiscal 2022 decreased $58.7 million primarily due to an estimated $230.1 million of cost inflation, $53.4 million of lower productivity and other operational items, $43.2 million of lower volumes and a $9.4 million increase in planned downtime including maintenance outages. These items were partially offset by $277.4 million of margin impact from higher selling price/mix.

Consumer Packaging Segment

Consumer Packaging Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$1,062.5	$175.3	16.5%
Second Quarter	1,080.6	164.1	15.2
Third Quarter	1,132.2	183.3	16.2
Fourth Quarter	1,158.6	198.1	17.1
Total	$4,433.9	$720.8	16.3%

Fiscal 2022
First Quarter	$1,138.7	$169.3	14.9%

(1) Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Consumer Packaging Segment

The $76.2 million increase in net sales for the Consumer Packaging segment in the first quarter of fiscal 2022 compared to the prior year quarter was primarily due to $59.6 million of higher selling price/mix and $21.1 million of higher volumes.

Adjusted EBITDA — Consumer Packaging Segment

Consumer Packaging segment Adjusted EBITDA in the first quarter of fiscal 2022 decreased $6.0 million compared to the prior year quarter primarily due to an estimated $75.8 million of cost inflation and a $6.0 million increase in planned downtime including maintenance outages which were primarily offset by $50.0 million of margin impact from higher selling price/mix, $20.0 million of higher productivity and other operational items, and $5.9 million of higher volumes.

Paper Segment

Paper Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$1,090.9	$151.7	13.9%
Second Quarter	1,130.6	159.6	14.1
Third Quarter	1,299.2	265.2	20.4
Fourth Quarter	1,462.3	307.2	21.0
Total	$4,983.0	$883.7	17.7%

Fiscal 2022
First Quarter	$1,352.6	$232.4	17.2%

(1) Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Paper Segment

The $261.7 million increase in net sales for the Paper segment in the first quarter of fiscal 2022 compared to the prior year quarter was primarily due to $246.2 million of higher selling price/mix, $15.0 million of higher volumes, net of the sawmill we exited in fiscal 2021.

Adjusted EBITDA — Paper Segment

Paper segment Adjusted EBITDA in the first quarter of fiscal 2022 increased $80.7 million compared to the prior year quarter primarily due to $246.2 million of margin impact from higher selling price/mix, $31.4 million of higher productivity and other operational items, and $6.0 million of higher volumes that were partially offset by an estimated $187.3 million of cost inflation and a $15.8 million increase in planned downtime including maintenance outages.

Distribution Segment

Distribution Segment – Net Sales and Income

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$303.8	$16.4	5.4%
Second Quarter	280.3	11.0	3.9
Third Quarter	322.3	18.0	5.6
Fourth Quarter	348.4	23.4	6.7
Total	$1,254.8	$68.8	5.5%

Fiscal 2022
First Quarter	$324.8	$6.5	2.0%

(1) Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Distribution Segment

The $21.0 million increase in net sales for the Distribution segment in the first quarter of fiscal 2022 compared to the prior year quarter was primarily due to $26.0 million of higher selling price/mix that was partially offset by $4.9 million of lower volumes.

Adjusted EBITDA — Distribution Segment

Distribution segment Adjusted EBITDA in the first quarter of fiscal 2022 decreased $9.9 million compared to the prior year quarter primarily due to an estimated $25.2 million of cost inflation and $9.3 million of lower productivity and other operational items that were partially offset by $26.0 million of margin impact from higher selling price/mix.

LIQUIDITY AND CAPITAL RESOURCES

We fund our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of receivables under our accounts receivable sales agreements, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements and “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for more information regarding our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

Cash and cash equivalents were $291.3 million at December 31, 2021 and $290.9 million at September 30, 2021. Approximately four-fifths of the cash and cash equivalents at December 31, 2021 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At December 31, 2021 and September 30, 2021, total debt was $8,233.2 million and $8,194.1 million, respectively, $236.8 million and $168.8 million of which was short-term at December 31, 2021 and September 30, 2021, respectively. Included in our total debt at December 31, 2021 was $188.2 million of non-cash acquisition-related step-up. Total debt at December 31, 2021 increased $39.1 million compared to September 30, 2021. Total debt was primarily impacted by aggregate capital expenditures, stock repurchases and dividends exceeding net cash provided by operating activities.

At December 31, 2021, we had approximately $3.6 billion of availability under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures on November 21, 2024. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with all of these covenants as required by these facilities and were in compliance with all of these covenants at December 31, 2021.

At December 31, 2021, we had $59.4 million of outstanding letters of credit not drawn upon.

We use a variety of working capital management strategies, including supply chain financing ("SCF") programs, vendor financing and commercial card programs, monetization facilities where we sell short-term receivables to a group of third-party financial institutions and receivables securitization facilities. We describe these programs below.

We engage in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or us. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under ASC 860, “Transfers and Servicing” resulting in derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer-based SCF programs constitute approximately 2% of our annual net sales. In addition, we have monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 10. Fair Value — Accounts Receivable Sales Agreements” for a discussion of our monetization facilities.

Our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. We do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable our suppliers, at their sole discretion, to sell their receivables from us to the financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell us goods or services and issue the associated invoices to us based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Our suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by us under SCF programs and we have no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to our suppliers that elect to participate in SCF programs are included in the line items Accounts payable and Other current liabilities in our condensed consolidated balance sheet and the activity is reflected in net cash provided by operating activities in our condensed consolidated statements of cash flows. Based on correspondence with the financial institutions that are involved with our two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 15% to 17% of our accounts payable balance.

We also participate in certain vendor financing and commercial card programs to support our travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because we receive the benefit of extended payment terms and a rebate from the financial institution that we would not have otherwise received without the financial institutions’ involvement. We also have the Receivables Securitization Facility that allows for borrowing availability based on the eligible underlying accounts receivable and compliance with certain covenants. See “Note 11. Debt” for a discussion of our Receivables Securitization Facility and the amount outstanding under our vendor financing and commercial card programs.

Cash Flow Activity

	Three Months Ended
(In millions)	December 31,
	2021	2020

Net cash provided by operating activities	$252.8	$719.4
Net cash used for investing activities	$(154.8)	$(140.4)
Net cash used for financing activities	$(104.3)	$(584.1)

Net cash provided by operating activities during the three months ended December 31, 2021 decreased $466.6 million compared to the three months ended December 31, 2020, primarily due to $474.5 million of higher working capital usage compared to the prior year period. The higher working capital usage in the first quarter of fiscal 2022 was primarily due to actions taken in the prior year to preserve cash due to the high uncertainty during the COVID pandemic, such as the payment of certain bonuses and 401(k) match in cash that were paid in stock in the prior year period, and the payment of certain deferred payroll taxes that relate to relief offered under the CARES Act in the current period. In addition, working capital usage in the current period was impacted by increased inventories and costs associated with maintenance outages that were partially offset by a decline in accounts receivable.

Net cash used for investing activities of $154.8 million in the three months ended December 31, 2021 consisted primarily of $173.1 million for capital expenditures that was partially offset by $22.4 million of proceeds from the sale of property, plant and equipment, primarily for the sale of a previously closed facility. Net cash used for investing activities of $140.4 million in the three months ended December 31, 2020 consisted primarily of $170.7 million for capital expenditures that were partially offset by $23.3 million of proceeds from the sale of our Rosenbloom investment.

With the completion of certain of our strategic projects in fiscal 2021, including the paper machine at our Florence, SC mill and the Tres Barras mill upgrade project, we expect capital expenditures to be approximately $900 million to $1.0 billion in fiscal 2022. At this level of capital investment, we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects while also making investments to support productivity and growth in our business. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In the three months ended December 31, 2021, net cash used for financing activities of $104.3 million consisted primarily of a net increase in debt of $48.1 million, share repurchases of $100.1 million and cash dividends paid to stockholders of $66.3 million. In the three months ended December 31, 2020, net cash used for financing activities of $584.1 million consisted primarily of a net decrease in debt of $502.1 million and cash dividends paid to stockholders of $52.6 million.

On January 27, 2022, our board of directors declared a quarterly dividend of $0.25 per share. In November 2021, we paid a quarterly dividend of $0.25 per share, representing a $1.00 per share annualized dividend or an increase of 25% since our February 2021 dividend. In November 2020, we paid a quarterly dividend of $0.20 per share.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. Pursuant to the program, in the three months ended December 31, 2021, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $97.5 million. The $100.1 million of share repurchases discussed in net cash used for financing activities includes shares purchased in fiscal 2021 that settled in fiscal 2022. In the three months ended December 31, 2020, we repurchased no shares of Common Stock. As of December 31, 2021, we had approximately 14.6 million shares of Common Stock available for repurchase under the program.

The U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $59 million in future potential reductions of U.S. federal, state and foreign cash taxes at the end of the previous fiscal year. These items are primarily for foreign and state net operating losses and credits that generally will be utilized between fiscal 2022 and 2040. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures and other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our fiscal 2022 cash tax rate will be slightly lower than our income tax rate and our cash tax rate in fiscal 2023 will be driven slightly higher than our income tax rate.

Our pension plans in the U.S. are overfunded and we have a pension asset of approximately $0.7 billion on our condensed consolidated balance sheet as of December 31, 2021. We made contributions of $4.1 million to our pension and supplemental retirement plans during the three months ended December 31, 2021. Based on current facts and assumptions, we expect to contribute approximately $25 million to our U.S. and non-U.S. pension plans in fiscal 2022. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

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

At December 31, 2021 and September 30, 2021, we had recorded withdrawal liabilities of $248.1 million and $247.1 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. See “Note 4. Retirement Plans — MEPPs” of the Notes to Condensed Consolidated Financial Statements for more information regarding these liabilities. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs” in our Fiscal 2021 Form 10-K.

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

SUMMARIZED STATEMENT OF OPERATIONS

Three Months Ended
(In millions)	December 31, 2021

Net sales to unrelated parties	$387.2
Net sales to non-Guarantor Subsidiaries	$262.8
Gross profit	$186.4
Interest expense, net with non-Guarantor Subsidiaries	$(17.8)
Net loss and net loss attributable to the Obligor Group	$32.3

SUMMARIZED BALANCE SHEETS

(In millions)	December 31, 2021	September 30, 2021

ASSETS
Total current assets	$281.5	$310.4

Noncurrent amounts due from non- Guarantor Subsidiaries	$287.8	$306.1
Other noncurrent assets (1)	1,959.0	1,980.5
Total noncurrent assets	$2,246.8	$2,286.6

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$2,206.9	$2,281.4
Other current liabilities	229.5	130.4
Total current liabilities	$2,436.4	$2,411.8

Noncurrent amounts due to non- Guarantor Subsidiaries	$3,437.3	$3,437.4
Other noncurrent liabilities	7,285.1	7,296.6
Total noncurrent liabilities	$10,722.4	$10,734.0

(1)
Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,674.7 million and $1,699.2 million as of December 31, 2021 and September 30, 2021, respectively.

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

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these measures provide our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude restructuring and other costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net income attributable to common stockholders and Earnings per diluted share, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended
	December 31,
	2021	2020
Earnings per diluted share	$0.68	$0.57
Restructuring and other items	0.01	0.02
COVID relief payments	—	0.06
Loss on extinguishment of debt	—	0.01
Gain on sale of certain closed facilities	(0.04)	—
Gain on sale of investment	—	(0.05)
Adjusted Earnings Per Diluted Share	$0.65	$0.61

The as reported results in the table below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax expense” and “Consolidated net income”, respectively, as reported on the Condensed Consolidated Statements of Income. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to common stockholders (represented in the table below as the GAAP results for Consolidated net income (i.e. Net of Tax) less net income attributable to Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

As reported	$242.4	$(58.6)	$183.8	$202.8	$(50.3)	$152.5
Restructuring and other items	2.3	(0.5)	1.8	7.7	(1.9)	5.8
Losses at closed plants, transition and start-up costs	0.3	(0.1)	0.2	0.4	(0.1)	0.3
COVID relief payments	—	—	—	22.0	(5.4)	16.6
Loss on extinguishment of debt	—	—	—	1.1	(0.3)	0.8
Accelerated depreciation on major capital projects and certain plant closures	—	—	—	0.2	—	0.2
Gain on sale of certain closed facilities	(14.4)	3.6	(10.8)	(0.9)	0.2	(0.7)
Gain on sale of investment	—	—	—	(14.7)	2.1	(12.6)
Brazil indirect tax claim	—	—	—	(0.9)	0.3	(0.6)
Adjusted Results	$230.6	$(55.6)	$175.0	$217.7	$(55.4)	$162.3
Noncontrolling interests			(1.5)			(0.5)
Adjusted Net Income			$173.5			$161.8

We discuss certain of these charges in more detail in “Note 3. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements.

We also use the non-GAAP financial measure “Consolidated Adjusted EBITDA”, along with other factors such as "Adjusted EBITDA" (a GAAP measure of segment performance our CODM uses to evaluate our segment results), to evaluate our overall performance. Management believes that the most directly comparable GAAP measure to Consolidated Adjusted EBITDA is "Net income attributable to common stockholders". Management believes this measure provides our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods.

Set forth below is a reconciliation of the non-GAAP financial measure Consolidated Adjusted EBITDA to Net income attributable to common stockholders periods indicated (in millions).

	Three Months Ended
	December 31,
	2021	2020

Net income attributable to common stockholders	$182.3	$152.0
Adjustments: (1)
Less: Net income attributable to noncontrolling interests	1.5	0.5
Income tax expense	58.6	50.3
Other income, net	(0.2)	(20.8)
Loss on extinguishment of debt	—	1.1
Interest expense, net	86.7	93.8
Restructuring and other costs	2.3	7.7
Multiemployer pension withdrawal income	(3.3)	—
Gain on sale of certain closed facilities	(14.4)	(0.9)
Depreciation, depletion and amortization	366.5	364.5
Other adjustments	0.3	21.6
Consolidated Adjusted EBITDA	$680.3	$669.8

(1)
The table above adds back expense or subtracts income for certain financial statement and segment footnote items to compute Consolidated Adjusted EBITDA.

The non-GAAP measure Consolidated Adjusted EBITDA can also be derived by adding together each segment's "Adjusted EBITDA" plus "Non-allocated expenses" from our segment footnote. See “Note 6. Segment Information” of the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: that we believe the new segments will provide greater visibility into the vertical integration between our mills and converting operations as well as the value of a diversified portfolio of assets, and help us highlight the performance of our portfolio; that the extent of COVID pandemic’s effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new or continuing variants such as Omicron and Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines and vaccine boosters), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others; the Company’s assessment of the future magnitude and duration of COVID, as well as other factors, may change and could result in changes in our accounting estimates and assumptions used to prepare our financial statements in conformity with GAAP; that we expect to recover substantially all of the remaining ransomware losses from cyber and business interruption insurance from various carriers in future periods; that there will be a time lag between the initial incurrence of costs and the receipt of any insurance proceeds; that for plant closures, we generally expect to record costs for equipment relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term; that we believe that our actions to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment have allowed us to more effectively manage our business; that we believe that we are adequately reserved in connection with the PIUMPF suit filed in July 2021; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with withdrawals and that our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; that we expect to complete the LIBOR transition in our debt facilities prior to the June 30, 2023 deadline when the remaining rates cease publication, likely by the end of the current calendar year; that failure to comply with applicable health and safety laws and regulations could subject us to fines, corrective actions or other sanctions; that we have incurred, and will continue to incur, capital expenditures to meet our health and safety compliance requirements, as well as to continually improve our safety systems and that we do not believe that future compliance with occupational health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows; that complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities; that our compliance initiatives related to environmental laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows; that failure to comply with environmental laws and regulations, or any permits and authorizations required thereunder, could subject us to fines or other sanctions, corrective action requirements and litigation; that we believe we have insurance and contractual indemnification rights that may allow us to recover certain defense and other costs at some CERCLA sites; that we believe the liability for the environmental matters was adequately reserved at December 31, 2021; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims; that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously; that it is possible that we could incur significant costs resolving these cases should the volume of litigation grow substantially; that we do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows but that, in any given period or periods, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows; our belief that the resolution of certain other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; that the resolution of uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution; that we estimate our exposure to certain guarantees to be less than $50 million; that we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; that in the second quarter of fiscal 2022, we expect similar sequential cost inflation as improvements in energy and recycled fiber costs should be offset by higher freight, wage and other expenses; that we expect sequential labor cost increases due to normal merit increases and continued supply chain challenges; that while we are past the highest mill maintenance outage quarter, we have approximately 128,000 tons of scheduled downtime across our system in the second quarter of fiscal 2022; that we expect the continued flow through of previously published price increases, and that those increases will more than offset inflation; that we have taken, and continue to take, actions to protect the health and safety of our teammates during COVID and we have incurred and continue to incur costs for safety, cleaning and other items related to COVID; that we expect higher sequential earnings; that we generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility; that funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations; that our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms; that we do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms; that with the completion of certain of our strategic projects in fiscal 2021, including the paper machine at our Florence, SC mill and the Tres Barras mill upgrade project, we expect capital expenditures to be approximately $900 million to $1.0 billion in fiscal 2022, and that at these capital investment levels we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects while also making investments to support productivity and growth in our business but that it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes; that we expect our foreign and state net operating losses and credits generally will be utilized between fiscal 2022 and 2040; barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our fiscal 2022 cash tax rate will be slightly lower than our income tax rate and our cash tax rate in fiscal 2023 will be driven slightly higher than our income tax rate; that based on current facts and assumptions, we expect to contribute approximately $25 million to our U.S. and non-U.S. pension plans in fiscal 2022; that we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our accounts receivable sales agreements, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; and that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

With respect to these statements, we have made assumptions regarding, among other things, developments related to COVID, including the severity, magnitude and duration of the pandemic, negative global economic conditions arising from the pandemic, impacts of governments' responses to the pandemic on our operations, impacts of the pandemic on commercial activity, our customers and consumer preferences and demand, supply chain disruptions, and disruptions in the credit or financial markets; economic, competitive and market conditions generally, including the impact of COVID; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; and raw material and energy costs.

You should not place undue reliance on any forward-looking statements as these statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to respond effectively to the impact of COVID; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital expenditures; our ability to achieve benefits from acquisitions, and the timing thereof, including synergies and performance improvements; our ability to successfully implement capital projects; the possibility of and uncertainties related to planned mill outages, production or supply chain disruptions; market risk from changes in interest rates and commodity prices; increases in energy, raw materials, shipping and capital equipment costs; adverse legal, reputational and financial effects on the Company resulting from cyber incidents and the effectiveness of the Company’s business continuity plans during a ransomware incident; fluctuations in selling prices and volumes; intense competition; the potential loss of key customers; the impact of the Tax Cuts and Jobs Act; the impact of operational restructuring activities; the impact of economic conditions, including expected price changes, competitive pricing pressures and cost increases; our desire or ability to continue to repurchase Common Stock; environmental liabilities; the cost and other effects of complying with governmental laws and regulations; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter); future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, debt repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the occurrence of severe weather or a natural disaster, or other unanticipated problems, such as labor difficulties or shortages, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of the Fiscal 2021 Form 10-K. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2021 Form 10-K for a discussion of certain of the market risks to which we are exposed. There have been no material changes in our exposure to market risk since September 30, 2021.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See “Note 13. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

Item 1A. RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in the “Risk Factors” section of the Fiscal 2021 Form 10-K. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” section of our Fiscal 2021 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended December 31, 2021, we repurchased approximately 2.1 million shares of Common Stock for an aggregate cost of $97.5 million. As of December 31, 2021, we had approximately 14.6 million shares of Common Stock available for repurchase under the program.

The following table presents information with respect to purchases of Common Stock that we made during the three months ended:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2021 - October 31, 2021	101,670	$50.23	101,670	16,540,038
November 1, 2021 - November 30, 2021	1,134,758	48.37	1,134,758	15,405,280
December 1, 2021 - December 31, 2021	828,853	45.24	828,853	14,576,427
Total	2,065,281		2,065,281

Item 6. EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1*

Amendment No. 1, dated as of December 6, 2021, to the Credit Agreement, dated as of February 26, 2021, by and among WRKCo Inc., as Parent, Westrock Company, WRK Luxembourg S.à r.l., WRK International Holdings S.à r.l., Multi Packaging Solutions Limited, WestRock Packaging Systems Germany GmbH and certain additional subsidiaries of WestRock Company from time to time party hereto, as Borrowers, the lenders party thereto, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, Coöperatieve Rabobank U.A., New York Branch, as Joint Lead Arranger and Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, TD Bank, N.A., Bank of America Europe Designated Activity Company, The Bank of Nova Scotia, and ING Bank N.V., Dublin Branch, as Joint Lead Arrangers and Co-Syndication Agents.

Exhibit 10.2*

Suspension of Rights Agreement, dated as of December 7, 2021, to the Credit Agreement, dated as of July 1, 2015, among WRKCo Inc., WestRock Company of Canada Corp./Compagnie WestRock du Canada Corp., WRK Luxembourg S.à r.l., the other credit parties, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent and multicurrency agent.

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

* Filed as part of this quarterly report.

# In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	February 8, 2022	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)