Form 10-Q
period 2022-03-31
WestRock Co
filed 2022-05-06
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 3, 2022
Common Stock, $0.01 par value	254,851,968

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2022	2021	2022	2021

Net sales	$5,382.1	$4,437.8	$10,334.3	$8,839.3
Cost of goods sold	4,378.4	3,688.2	8,534.0	7,336.8
Gross profit	1,003.7	749.6	1,800.3	1,502.5
Selling, general and administrative, excluding intangible amortization	493.1	458.4	946.0	876.2
Selling, general and administrative intangible amortization	88.1	88.6	176.1	180.5
Loss (gain) on disposal of assets	2.5	0.3	(11.4)	2.8
Multiemployer pension withdrawal income	—	—	(3.3)	—
Restructuring and other costs	363.4	5.2	365.7	12.9
Operating profit	56.6	197.1	327.2	430.1
Interest expense, net	(72.5)	(83.5)	(159.2)	(177.3)
Loss on extinguishment of debt	(8.2)	—	(8.2)	(1.1)
Pension and other postretirement non-service income	39.7	35.0	79.6	69.9
Other income (expense), net	6.3	(13.4)	6.5	7.4
Equity in income of unconsolidated entities	20.6	9.7	39.0	18.7
Income before income taxes	42.5	144.9	284.9	347.7
Income tax expense	(1.8)	(30.5)	(60.4)	(80.8)
Consolidated net income	40.7	114.4	224.5	266.9
Less: Net income attributable to noncontrolling interests	(0.8)	(1.9)	(2.3)	(2.4)
Net income attributable to common stockholders	$39.9	$112.5	$222.2	$264.5

Basic earnings per share attributable to common stockholders	$0.15	$0.42	$0.84	$1.00
Diluted earnings per share attributable to common stockholders	$0.15	$0.42	$0.83	$0.99

Basic weighted average shares outstanding	263.4	264.9	264.0	263.8
Diluted weighted average shares outstanding	265.3	267.0	266.1	265.9

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2022	2021	2022	2021

Consolidated net income	$40.7	$114.4	$224.5	$266.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	129.7	(87.2)	113.4	109.7
Derivatives:
Deferred loss on cash flow hedges	—	—	—	(0.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	1.4	—	2.9
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during period	0.1	—	0.1	—
Amortization and settlement recognition of net actuarial loss, included in pension cost	1.5	5.8	2.8	11.4
Amortization and settlement recognition of prior service cost, included in pension cost	1.5	1.0	2.9	2.1
Other comprehensive income (loss), net of tax	132.8	(79.0)	119.2	126.0
Comprehensive income	173.5	35.4	343.7	392.9
Less: Comprehensive income attributable to noncontrolling interests	(1.1)	(1.9)	(2.6)	(2.8)
Comprehensive income attributable to common stockholders	$172.4	$33.5	$341.1	$390.1

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	March 31, 2022	September 30, 2021

ASSETS
Current assets:
Cash and cash equivalents	$360.2	$290.9
Accounts receivable (net of allowances of $73.8 and $68.1)	2,841.9	2,586.9
Inventories	2,233.5	2,173.3
Other current assets	545.9	597.6
Assets held for sale	4.4	10.9
Total current assets	5,985.9	5,659.6
Property, plant and equipment, net	10,237.4	10,570.1
Goodwill	5,969.3	5,959.2
Intangibles, net	3,143.6	3,318.8
Restricted assets held by special purpose entities	1,256.8	1,260.5
Prepaid pension asset	738.0	674.3
Other assets	1,874.6	1,811.8
Total Assets	$29,205.6	$29,254.3

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$419.6	$168.8
Accounts payable	2,219.0	2,123.7
Accrued compensation and benefits	509.8	656.8
Other current liabilities	763.4	694.8
Total current liabilities	3,911.8	3,644.1
Long-term debt due after one year	7,954.4	8,025.3
Pension liabilities, net of current portion	245.6	254.7
Postretirement benefit liabilities, net of current portion	138.6	133.7
Non-recourse liabilities held by special purpose entities	1,122.6	1,127.3
Deferred income taxes	2,850.9	2,944.4
Other long-term liabilities	1,380.4	1,433.1
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	4.2	1.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 259.3 million and 265.0 million shares outstanding at March 31, 2022 and September 30, 2021, respectively	2.6	2.7
Capital in excess of par value	10,793.5	11,058.8
Retained earnings	1,662.5	1,607.9
Accumulated other comprehensive loss	(880.2)	(999.1)
Total stockholders’ equity	11,578.4	11,670.3
Noncontrolling interests	18.7	19.7
Total equity	11,597.1	11,690.0
Total Liabilities and Equity	$29,205.6	$29,254.3

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2022	2021	2022	2021

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	263.2	263.3	265.0	260.4
Issuance of common stock, net of stock received for tax withholdings	1.2	2.6	1.5	5.5
Purchases of common stock	(5.1)	—	(7.2)	—
Balance at end of period	259.3	265.9	259.3	265.9
Common Stock:
Balance at beginning of period	$2.6	$2.6	$2.7	$2.6
Issuance of common stock, net of stock received for tax withholdings	—	0.1	—	0.1
Purchases of common stock	—	—	(0.1)	—
Balance at end of period	2.6	2.7	2.6	2.7
Capital in Excess of Par Value:
Balance at beginning of period	10,996.1	10,949.4	11,058.8	10,916.3
Compensation expense under share-based plans	24.5	31.0	39.7	50.9
Issuance of common stock, net of stock received for tax withholdings	(13.2)	77.1	(4.5)	90.3
Purchases of common stock	(213.9)	—	(300.1)	—
Other	—	—	(0.4)	—
Balance at end of period	10,793.5	11,057.5	10,793.5	11,057.5
Retained Earnings:
Balance at beginning of period	1,711.2	1,126.3	1,607.9	1,031.6
Adoption of accounting standards (1)	—	—	—	(3.8)
Net income attributable to common stockholders	39.9	112.5	222.2	264.5
Dividends declared (per share - $0.25, $0.20, $0.50 and $0.40) (2)	(66.1)	(52.6)	(133.7)	(106.1)
Issuance of common stock, net of stock received for tax withholdings	(1.8)	(0.2)	(2.0)	(0.2)
Purchases of common stock	(20.7)	—	(31.9)	—
Balance at end of period	1,662.5	1,186.0	1,662.5	1,186.0
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,012.7)	(1,115.3)	(999.1)	(1,319.9)
Other comprehensive income (loss), net of tax	132.5	(79.0)	118.9	125.6
Balance at end of period	(880.2)	(1,194.3)	(880.2)	(1,194.3)
Total Stockholders’ equity	11,578.4	11,051.9	11,578.4	11,051.9
Noncontrolling Interests: (3)
Balance at beginning of period	20.1	17.1	19.7	16.9
Net (loss) income	(0.9)	1.0	(0.5)	1.2
Distributions and adjustments to noncontrolling interests	(0.5)	—	(0.5)	—
Balance at end of period	18.7	18.1	18.7	18.1
Total equity	$11,597.1	$11,070.0	$11,597.1	$11,070.0

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

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In millions)	2022	2021

Operating activities:
Consolidated net income	$224.5	$266.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	740.1	725.9
Deferred income tax benefit	(100.0)	(54.6)
Share-based compensation expense	39.7	51.1
401(k) match and company contribution in common stock	2.5	89.5
Pension and other postretirement funding more than expense (income)	(67.3)	(56.1)
Cash surrender value increase in excess of premiums paid	(15.0)	(33.8)
Gain on sale of sawmill	—	(16.5)
Gain on sale of investment	—	(14.7)
Other impairment adjustments	322.1	22.5
(Gain) loss on disposal of plant and equipment and other, net	(11.5)	2.8
Other, net	(34.7)	(19.3)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(229.1)	(257.0)
Inventories	(133.4)	(79.9)
Other assets	(156.1)	(126.6)
Accounts payable	64.3	111.5
Income taxes	103.0	52.7
Accrued liabilities and other	(106.4)	187.2
Net cash provided by operating activities	642.7	851.6
Investing activities:
Capital expenditures	(354.1)	(303.0)
Cash paid for purchase of businesses, net of cash received	(7.0)	—
Proceeds from corporate owned life insurance	27.7	16.7
Proceeds from sale of sawmill	—	58.5
Proceeds from sale of investment	—	28.3
Proceeds from sale of property, plant and equipment	23.0	3.1
Proceeds from property, plant and equipment insurance settlement	1.7	1.7
Other, net	2.1	(0.5)
Net cash used for investing activities	(306.6)	(195.2)
Financing activities:
Additions to revolving credit facilities	—	395.0
Repayments of revolving credit facilities	(40.0)	(275.0)
Additions to debt	375.1	255.2
Repayments of debt	(416.2)	(857.0)
Changes in commercial paper, net	224.6	—
Other debt additions, net	4.8	7.0
Issuances of common stock, net of related tax withholdings	(9.2)	0.2
Purchases of common stock	(310.2)	—
Cash dividends paid to stockholders	(132.1)	(105.8)
Other, net	15.4	(4.2)
Net cash used for financing activities	(287.8)	(584.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21.0	11.1
Increase in cash, cash equivalents and restricted cash	69.3	82.9
Cash, cash equivalents and restricted cash at beginning of period	290.9	251.1
Cash, cash equivalents and restricted cash at end of period	$360.2	$334.0

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide sustainable paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

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

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2021 Form 10-K. The results for the three and six months ended March 31, 2022 are not necessarily indicative of results that may be expected for the full year.

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

COVID-19 Pandemic

The global impact of the COVID-19 pandemic ("COVID") continues to evolve and our first priority has been and continues to be the health and safety of our teammates. We have taken, and continue to take, actions to protect the health and safety of our teammates during COVID and we have incurred and continue to incur costs for safety, cleaning and other items related to COVID. The pandemic has affected our operational and financial performance to varying degrees and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new or continuing variants such as Omicron and Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines and vaccine boosters), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others. Our net sales have been negatively impacted by COVID, to varying degrees, primarily in the last half of fiscal 2020, and we have experienced and are currently experiencing higher supply chain costs and labor shortages, in part due to the impacts of COVID. Productivity, primarily in our Corrugated Packaging segment, has been negatively impacted by COVID-related absenteeism. The Company’s assessment of the future magnitude and duration of COVID, as well as other factors, may change and could result in changes in our accounting estimates and assumptions used to prepare our financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP").

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Ransomware Incident

As previously disclosed, on January 23, 2021 we detected a ransomware incident impacting certain of our systems. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams worked to maintain our business operations and minimize the impact on our customers and teammates. In our second quarter of fiscal 2021 Form 10‐Q, we announced that all systems were back in service. All of our mills and converting locations began producing and shipping paper and packaging at pre-ransomware levels in March 2021 or earlier.

As previously disclosed, we estimated the pre-tax income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded a $15 million credit for preliminary recoveries – approximately $10 million as a reduction of SG&A excluding intangible amortization and approximately $5 million as a reduction of cost of goods sold. In the first and second quarters of fiscal 2022, we received additional business interruption recoveries of $5 million and $5 million, respectively, related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in net cash provided by operating activities on our condensed consolidated statements of cash flows.

While we expect to recover substantially all of the remaining ransomware losses from cyber and business interruption insurance from various carriers in future periods, the recovery process proceeds from carrier to carrier up the coverage layers after the preceding layer is resolved, which lends itself to a lengthy process. Additionally, discussions and/or disputes over the extent of insurance coverage for claims are not uncommon and generally take time to be resolved.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

adopted this ASU using the prospective transition approach beginning October 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

New Accounting Standards — Recently Issued

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”. This ASU expands and clarifies the portfolio layer method for fair value hedges of interest rate risk. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for us), including interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU.

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

	Three Months Ended March 31, 2022
(In millions)	Corrugated Packaging	Consumer Packaging	Paper	Distribution	Intersegment Sales	Total

Primary Geographical Markets
U.S.	$2,068.1	$720.0	$1,376.3	$319.1	$(85.8)	$4,397.7
Canada	145.9	128.4	62.2	3.8	(2.0)	338.3
Latin America	104.7	48.3	65.0	39.4	(0.1)	257.3
EMEA (1)	0.3	277.0	17.6	—	—	294.9
Asia Pacific	—	76.9	17.0	—	—	93.9
Total	$2,319.0	$1,250.6	$1,538.1	$362.3	$(87.9)	$5,382.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1)
Europe, Middle East and Africa ("EMEA")

	Six Months Ended March 31, 2022
(In millions)	Corrugated Packaging	Consumer Packaging	Paper	Distribution	Intersegment Sales	Total

Primary Geographical Markets
U.S.	$4,037.1	$1,368.3	$2,589.4	$603.7	$(168.2)	$8,430.3
Canada	286.3	242.7	120.1	7.3	(3.3)	653.1
Latin America	212.3	93.8	113.3	76.1	(0.2)	495.3
EMEA	3.3	529.1	33.5	—	(0.1)	565.8
Asia Pacific	—	155.4	34.4	—	—	189.8
Total	$4,539.0	$2,389.3	$2,890.7	$687.1	$(171.8)	$10,334.3

	Three Months Ended March 31, 2021
(In millions)	Corrugated Packaging	Consumer Packaging	Paper	Distribution	Intersegment Sales	Total

Primary Geographical Markets
U.S.	$1,816.9	$597.5	$1,022.0	$246.1	$(74.5)	$3,608.0
Canada	126.6	119.4	55.2	3.6	(1.5)	303.3
Latin America	77.8	44.9	18.6	30.6	(0.1)	171.8
EMEA	1.1	249.8	16.1	—	—	267.0
Asia Pacific	—	69.0	18.7	—	—	87.7
Total	$2,022.4	$1,080.6	$1,130.6	$280.3	$(76.1)	$4,437.8

	Six Months Ended March 31, 2021
(In millions)	Corrugated Packaging	Consumer Packaging	Paper	Distribution	Intersegment Sales	Total

Primary Geographical Markets
U.S.	$3,640.6	$1,204.1	$2,030.4	$515.1	$(148.4)	$7,241.8
Canada	251.2	232.8	98.6	7.2	(2.7)	587.1
Latin America	148.1	84.8	29.1	61.8	(0.1)	323.7
EMEA	2.0	482.8	32.3	—	—	517.1
Asia Pacific	—	138.6	31.1	—	(0.1)	169.6
Total	$4,041.9	$2,143.1	$2,221.5	$584.1	$(151.3)	$8,839.3

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

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2021	$199.1	$12.8
Ending balance - March 31, 2022	231.7	17.5
Increase	$32.6	$4.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3. Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $363.4 million and $365.7 million for the three and six months ended March 31, 2022 and $5.2 million and $12.9 million for the three and six months ended March 31, 2021. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Restructuring	$362.9	$4.1	$365.0	$10.7
Other	0.5	1.1	0.7	2.2
Restructuring and other costs	$363.4	$5.2	$365.7	$12.9

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e., partial or complete facility closures). A partial facility closure may consist of shutting down a machine and/or a workforce reduction. We generally incur various reduction in workforce actions, facility closure activities, impairment costs and certain lease or other contract terminations in each fiscal year.

When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of related property, plant and equipment and lease right-of-use (“ROU”) assets to their fair value and record charges for severance and other employee-related costs. We reduce the carrying value of the assets classified as held for sale to their estimated fair value less cost to sell. Any subsequent change in fair value less cost to sell prior to disposition is recognized as it is identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value. For facility closures, we also generally expect to record costs for equipment relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term.

Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped facilities that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment. Therefore, we generally transfer a substantial portion of each closed facility's assets and production to our other facilities. We believe these actions have allowed us to more effectively manage our business.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In the second quarter of fiscal 2022, we recorded charges associated with our decision to permanently cease operations at our Panama City, FL mill by June 6, 2022. These charges are included in the table below in the Paper segment. We expect to record future restructuring charges, primarily associated with carrying costs and contract terminations as operations cease. The mill produces containerboard, primarily heavyweight kraft, and fluff pulp, with a combined annual capacity of 645,000 tons of which approximately two-thirds is shipped to external customers. Select grades of containerboard currently produced at the mill are expected to be manufactured at other WestRock facilities. We are committed to improving our return on invested capital as well as maximizing the performance of our assets. The Panama City mill was expected to require significant capital investment to maintain and improve going forward, and the production of fluff pulp is not a priority in our strategy to focus on higher value markets. By closing this mill, significant capital that would have been required to keep the mill competitive in the future is expected to be deployed to improve other key assets.

The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and six months ended March 31, 2022 and 2021, the cumulative recorded amount since we started the initiatives and our estimate of the total we expect to incur (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021	Cumulative	Total Expected
Corrugated Packaging
PP&E and related costs	$—	$—	$—	$—	$3.6	$3.6
Severance and other employee costs	4.4	(0.3)	4.0	(1.0)	32.7	32.7
Other restructuring costs	0.1	0.4	0.4	1.3	10.6	19.5
Restructuring total	$4.5	$0.1	$4.4	$0.3	$46.9	$55.8

Consumer Packaging
PP&E and related costs	$—	$—	$—	$0.2	$3.3	$3.3
Severance and other employee costs	1.3	2.3	3.1	5.8	33.3	33.3
Other restructuring costs	0.1	0.9	0.1	1.9	10.6	10.6
Restructuring total	$1.4	$3.2	$3.2	$7.9	$47.2	$47.2

Paper
PP&E and related costs	$344.4	$—	$344.4	$—	$395.6	$395.6
Severance and other employee costs	10.7	—	10.7	—	17.4	19.5
Other restructuring costs	—	0.1	—	0.1	21.0	101.0
Restructuring total	$355.1	$0.1	$355.1	$0.1	$434.0	$516.1

Corporate
PP&E and related costs	$0.3	$—	$1.2	$—	$10.1	$10.1
Severance and other employee costs	—	(0.7)	—	0.9	59.5	59.5
Other restructuring costs	1.6	1.4	1.1	1.5	0.3	0.3
Restructuring total	$1.9	$0.7	$2.3	$2.4	$69.9	$69.9

Total (1)
PP&E and related costs	$344.7	$—	$345.6	$0.2	$412.6	$412.6
Severance and other employee costs	16.4	1.3	17.8	5.7	142.9	145.0
Other restructuring costs	1.8	2.8	1.6	4.8	42.5	131.4
Restructuring total	$362.9	$4.1	$365.0	$10.7	$598.0	$689.0

(1)
The Cumulative and Total Expected columns each exclude approximately $2 million for aggregate Land and Development segment and Distribution segment restructuring charges that were incurred in prior periods since the table includes no current year or prior year period activity for those segments.

We have defined “PP&E and related costs” as used in this Note 3 primarily as property, plant and equipment write-downs, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, related parts and supplies on such assets, and deferred major maintenance costs, if any. We also define "Other restructuring costs" as facility carrying costs, equipment and inventory relocation costs, lease or other contract termination costs, and other items.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Acquisition costs	$0.2	$0.5	$0.4	$0.7
Integration costs	0.2	0.4	0.2	1.3
Divestiture costs	0.1	0.2	0.1	0.2
Other total	$0.5	$1.1	$0.7	$2.2

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our condensed consolidated statements of income (in millions):

	Six Months Ended
	March 31,
	2022	2021
Accrual at beginning of fiscal year	$13.4	$17.2
Additional accruals	17.6	8.3
Payments	(4.0)	(10.4)
Adjustment to accruals	(0.3)	(2.5)
Foreign currency rate changes and other	—	0.1
Accrual at March 31	$26.7	$12.7

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Six Months Ended
	March 31,
	2022	2021
Additional accruals and adjustments to accruals (see table above)	$17.3	$5.8
PP&E and related costs	345.6	0.2
Severance and other employee costs	0.5	0.1
Acquisition costs	0.4	0.7
Integration costs	0.2	1.3
Divestiture costs	0.1	0.2
Other restructuring costs	1.6	4.6
Total restructuring and other costs	$365.7	$12.9

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

At March 31, 2022 and September 30, 2021, we had recorded withdrawal liabilities of $232.2 million and $247.1 million, respectively, including liabilities associated with PIUMPF's accumulated funding deficiency demands. The decrease in withdrawal liabilities at the second quarter of fiscal 2022 as compared to the end of fiscal 2021 was primarily due to an increase in interest rates.

See “Note 5. Retirement Plans,” and the subsection “Multiemployer Plans” in that Note, of the Notes to Consolidated Financial Statements in the Fiscal 2021 Form 10-K for more information regarding our involvement with retirement plans and involvement with MEPPs.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Pension and Postretirement Income / Expense

The following table presents a summary of the components of net pension income (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$12.7	$13.6	$25.2	$27.1
Interest cost	47.3	46.7	94.7	93.1
Expected return on plan assets	(92.5)	(92.3)	(185.0)	(184.0)
Amortization of net actuarial loss	2.2	8.0	4.4	15.9
Amortization of prior service cost	2.1	2.0	4.2	4.0
Settlement loss	0.2	—	0.2	—
Company defined benefit plan income	(28.0)	(22.0)	(56.3)	(43.9)
Multiemployer and other plans	0.4	0.4	0.7	0.8
Net pension income	$(27.6)	$(21.6)	$(55.6)	$(43.1)

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

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$0.2	$0.3	$0.5	$0.6
Interest cost	1.6	1.5	3.1	2.9
Amortization of net actuarial gain	(0.4)	(0.3)	(0.8)	(0.6)
Amortization of prior service credit	(0.2)	(0.6)	(0.4)	(1.2)
Net postretirement cost	$1.2	$0.9	$2.4	$1.7

Employer Contributions

During the three and six months ended March 31, 2022, we made contributions to our qualified and supplemental defined benefit pension plans of $6.2 million and $10.3 million, respectively, and for the three and six months ended March 31, 2021 we made contributions of $5.2 million and $10.8 million, respectively.

During the three and six months ended March 31, 2022, we funded an aggregate of $1.9 million and $3.1 million, respectively, to our other postretirement benefit plans and for the three and six months ended March 31, 2021 we funded an aggregate of $1.8 million and $3.1 million, respectively.

Note 5. Income Taxes

The effective tax rate for the three and six months ended March 31, 2022 was 4.2% and 21.2%, respectively. The effective tax rate for both periods was impacted by (i) benefits from research and development tax credits, partially offset by (ii) the inclusion of state taxes, (iii) income derived from certain foreign jurisdictions subject to higher tax rates and (iv) the exclusion of tax benefits related to losses recorded by certain foreign operations. The lower tax rate in the three months ended March 31, 2022 was primarily due to the disproportionate impact of research and development tax credits due to reduced pre-tax income as a result of restructuring and other costs in the period.

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

During the six months ended March 31, 2022 and March 31, 2021, cash paid for income taxes, net of refunds, were $55.8 million and $82.2 million, respectively.

Note 6. Segment Information

Effective October 1, 2021, we reorganized our reportable segments due to recent changes in our organizational structure and how our chief operating decision maker (“CODM”) makes key operating decisions, allocates resources and assesses the performance of our business. We believe the new segments provide greater visibility into the vertical integration between our mills and converting operations as well as the value of a diversified portfolio of assets, and helps us highlight the performance of our portfolio. Prior to the reorganization, the Company had two reportable segments: Corrugated Packaging and Consumer Packaging. Our reportable segments are:

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

Effective October 1, 2021, Adjusted EBITDA is our measure of segment profitability in accordance with ASC 280, “Segment Reporting” because it is used by our CODM to make decisions regarding allocation of resources and to assess segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pre-tax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: gain on sale of certain closed facilities, multiemployer pension withdrawal income, restructuring and other costs, non-allocated expenses, interest expense, net, loss on extinguishment of debt, other income (expense), net, and other adjustments - each as outlined in the table below ("Adjusted EBITDA"). Management believes excluding these items is useful in the evaluation of operating performance from period to period because they are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments. We have recast prior periods presented to conform with the new segment structure. These changes did not impact our consolidated financial statements. In connection with the reorganization of our reportable segments, we changed the amount of previously non-allocated expenses.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables show selected operating data for our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales (aggregate):
Corrugated Packaging	$2,319.0	$2,022.4	$4,539.0	$4,041.9
Consumer Packaging	1,250.6	1,080.6	2,389.3	2,143.1
Paper	1,538.1	1,130.6	2,890.7	2,221.5
Distribution	362.3	280.3	687.1	584.1
Total	$5,470.0	$4,513.9	$10,506.1	$8,990.6
Less net sales (intersegment):
Corrugated Packaging	$78.5	$71.9	$152.7	$143.0
Consumer Packaging	6.9	4.1	12.9	8.0
Distribution	2.5	0.1	6.2	0.3
Total	$87.9	$76.1	$171.8	$151.3
Net sales (unaffiliated customers):
Corrugated Packaging	$2,240.5	$1,950.5	$4,386.3	$3,898.9
Consumer Packaging	1,243.7	1,076.5	2,376.4	2,135.1
Paper	1,538.1	1,130.6	2,890.7	2,221.5
Distribution	359.8	280.2	680.9	583.8
Total	$5,382.1	$4,437.8	$10,334.3	$8,839.3
Adjusted EBITDA:
Corrugated Packaging	$328.7	$321.1	$617.6	$668.7
Consumer Packaging	205.8	164.1	375.1	339.4
Paper	308.6	159.6	541.0	311.3
Distribution	28.0	11.0	34.5	27.4
Total	871.1	655.8	1,568.2	1,346.8
Depreciation, depletion and amortization	(373.6)	(361.4)	(740.1)	(725.9)
Gain on sale of certain closed facilities	—	—	14.4	0.9
Multiemployer pension withdrawal income	—	—	3.3	—
Restructuring and other costs	(363.4)	(5.2)	(365.7)	(12.9)
Non-allocated expenses	(17.2)	(15.3)	(34.0)	(36.5)
Interest expense, net	(72.5)	(83.5)	(159.2)	(177.3)
Loss on extinguishment of debt	(8.2)	—	(8.2)	(1.1)
Other income (expense), net	6.3	(13.4)	6.5	7.4
Other adjustments	—	(32.1)	(0.3)	(53.7)
Income before income taxes	$42.5	$144.9	$284.9	$347.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Depreciation, depletion and amortization:
Corrugated Packaging	$166.9	$167.7	$333.9	$343.3
Consumer Packaging	90.1	88.3	176.4	174.1
Paper	109.8	98.8	216.0	195.3
Distribution	5.8	5.7	11.6	11.5
Corporate	1.0	0.9	2.2	1.7
Total	$373.6	$361.4	$740.1	$725.9

Other adjustments:
Corrugated Packaging	$(6.4)	$2.0	$(6.4)	$11.5
Consumer Packaging	7.5	0.8	7.7	9.7
Paper	(1.1)	0.6	(1.0)	2.4
Distribution	—	—	—	0.6
Corporate	—	28.7	—	29.5
Total	$—	$32.1	$0.3	$53.7

As we report the benefit of vertical integration with our mills in each reportable segment that ultimately sells the associated paper and packaging products to our external customers, we correspondingly allocate the assets and capital expenditures of our mill system across our reportable segments. The following tables reflect such allocation.

	March 31, 2022	September 30, 2021
Assets:
Corrugated Packaging	$11,536.9	$11,526.0
Consumer Packaging	6,833.7	6,750.5
Paper	7,416.3	7,525.7
Distribution	806.7	796.2
Assets held for sale	4.4	10.9
Corporate	2,607.6	2,645.0
Total	$29,205.6	$29,254.3

Intangibles, net:
Corrugated Packaging	$707.3	$765.9
Consumer Packaging	1,645.0	1,719.2
Paper	645.2	677.7
Distribution	146.1	156.0
Total	$3,143.6	$3,318.8

Equity method investments:
Corrugated Packaging	$468.5	$434.4
Consumer Packaging	0.4	17.7
Paper	1.1	0.8
Corporate	0.4	0.4
Total	$470.4	$453.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended
	March 31,
	2022	2021
Capital expenditures:
Corrugated Packaging	$156.7	$119.2
Consumer Packaging	67.9	79.2
Paper	108.8	94.9
Distribution	2.5	0.5
Corporate	18.2	9.2
Total	$354.1	$303.0

The changes in the carrying amount of goodwill during the six months ended March 31, 2022 are as follows (in millions):

	Legacy Reportable Segments		New Reportable Segments
	Corrugated Packaging	Consumer Packaging	Corrugated Packaging	Consumer Packaging	Paper	Distribution	Total
Balance as of Sep. 30, 2021	$3,663.3	$2,295.9	$—	$—	$—	$—	$5,959.2
Segment recasting (1)	(3,663.3)	(2,295.9)	2,834.8	1,603.3	1,382.0	139.1	—
Goodwill acquired	—	—	3.2	—	—	—	3.2
Translation adjustments	—	—	0.1	5.0	1.6	0.2	6.9
Balance as of Mar. 31, 2022
Goodwill	$—	$—	$2,838.1	$1,608.3	$1,383.6	$139.3	$5,969.3

(1)
Represents reallocation of goodwill as a result of changes in segments on October 1, 2021.

In accordance with ASC 350, “Intangibles – goodwill and other”, we determined our new reporting units to be the same as our operating segments: Corrugated Packaging, Consumer Packaging, Paper and Distribution. As of October 1, 2021, we performed an interim quantitative goodwill impairment test for our new reporting units using a combination of both guideline public company and discounted cash flow valuation methods. In performing the impairment test, we considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of COVID, macroeconomic conditions, industry and market considerations, and financial performance, including forecasted revenue, earnings and capital expenditures of each reporting unit. The discount rate used for each reporting unit ranged from 8.0% to 11.5%. We used perpetual growth rates in the reporting units ranging from 0.0% to 1.0%. Each of our reporting units had a fair value that exceeded its carrying value by more than 10%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit, the fair value of each of our reporting units would have continued to exceed its carrying value. There have been no subsequent indicators of impairment of our long-lived assets, including goodwill, that required an interim quantitative test to be performed.

Note 7. Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest expense	$(84.9)	$(94.9)	$(183.2)	$(200.4)
Interest income	12.4	11.4	24.0	23.1
Interest expense, net	$(72.5)	$(83.5)	$(159.2)	$(177.3)

Cash paid for interest, net of amounts capitalized, of $176.0 million and $189.1 million were made during the six months ended March 31, 2022 and March 31, 2021, respectively.

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

The components of inventories were as follows (in millions):

	March 31, 2022	September 30, 2021
Finished goods and work in process	$1,049.4	$972.7
Raw materials	1,000.3	888.1
Spare parts and supplies	504.1	536.4
Inventories at FIFO cost	2,553.8	2,397.2
LIFO reserve	(320.3)	(223.9)
Net inventories	$2,233.5	$2,173.3

Note 9. Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	March 31, 2022	September 30, 2021
Property, plant and equipment at cost:
Land and buildings	$2,695.0	$2,626.0
Machinery and equipment	16,271.9	15,853.1
Forestlands and mineral rights	135.3	120.0
Transportation equipment	26.4	26.1
Leasehold improvements	96.2	93.9
	19,224.8	18,719.1
Less: accumulated depreciation, depletion and amortization	(8,987.4)	(8,149.0)
Property, plant and equipment, net	$10,237.4	$10,570.1

Non-cash additions to property, plant and equipment at March 31, 2022 and September 30, 2021 were $116.2 million and $108.5 million, respectively.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, ROU assets related to operating leases, goodwill and other and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 3. Restructuring and Other Costs” for impairments associated with restructuring activities including the impairment of our Panama City, FL mill in the second quarter of fiscal 2022 and other such similar items presented as “PP&E and related costs”. Fair value of the remaining land, building and improvements was determined based on a third party appraisal. During the three and six months ended March 31, 2022 and 2021, we did not have any significant non-restructuring nonfinancial assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

The following table presents a summary of these accounts receivable sales agreements for the six months ended March 31, 2022 and March 31, 2021 (in millions):

	Six Months Ended
	March 31,
	2022	2021
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(1,454.3)	(1,302.8)
Receivables collected by financial institutions	1,410.9	1,271.0
Cash proceeds from financial institutions	43.4	31.8
Receivable from financial institutions at March 31	$—	$—

Receivables sold under these accounts receivable sales agreements as of the respective balance sheet dates were approximately $709.3 million and $665.9 million as of March 31, 2022 and September 30, 2021, respectively.

Cash proceeds related to the receivables sold are included in Net cash provided by operating activities in the condensed consolidated statements of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $3.2 million and $5.4 million for the three and six months ended March 31, 2022, and $2.7 million and $5.7 million for the three and six months ended March 31, 2021, and is recorded in “Other income (expense), net” in the condensed consolidated statements of income. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11. Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for additional information on our debt and interest rates on that debt. As noted below, we have been addressing the LIBOR transition in our applicable debt facilities and expect to complete the transition likely by the end of the current calendar year and in any event prior to the June 30, 2023 deadline when the remaining rates cease publication.

The following table shows the carrying value of the individual components of our debt (in millions):

	March 31, 2022	September 30, 2021
Public bonds due fiscal 2023 to 2028	$3,431.3	$3,778.2
Public bonds due fiscal 2029 to 2033	2,760.0	2,766.5
Public bonds due fiscal 2037 to 2047	178.0	178.2
Term loan facilities	599.0	598.9
Revolving credit and swing facilities	230.0	270.0
Receivables securitization	340.0	—
Commercial paper	224.6	—
Finance lease obligations	258.9	264.1
Vendor financing and commercial card programs	118.3	113.1
International and other debt	233.9	225.1
Total debt	8,374.0	8,194.1
Less: current portion of debt	419.6	168.8
Long-term debt due after one year	$7,954.4	$8,025.3

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at March 31, 2022.

On March 22, 2022, we redeemed $350 million aggregate principal amount of our 4.00% senior notes due March 2023 primarily using borrowings under our Receivables Securitization Facility (as hereinafter defined) and recorded an $8.2 million loss on extinguishment of debt.

The estimated fair value of our debt was approximately $8.6 billion as of March 31, 2022 and $9.0 billion at September 30, 2021. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount, as the variable interest rates reprice frequently at observable current market rates.

Revolving Credit Facility

On November 21, 2019, we amended our $2.0 billion unsecured revolving credit facility entered into on July 1, 2015 to, among other things, increase the committed principal to $2.3 billion, increase the maximum permitted Debt to Capitalization Ratio (as defined in the credit agreement) to 0.65:1.00 and extend its maturity date to November 21, 2024 (the “Revolving Credit Facility”). On December 7, 2021, we entered into an agreement to restrict us to U.S. and Canadian denominated borrowings and letters of credit under this facility. The agreement allows for the deferral of the LIBOR transition at this time and does not impact the overall availability of the facility. We intend to address the LIBOR transition at a later date. At March 31, 2022 and September 30, 2021, there were no amounts outstanding under the facility.

Term Loans

On September 27, 2019, one of our wholly-owned subsidiaries, WestRock Southeast, LLC, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent, that replaced our then-existing facility. The Farm Loan Credit Agreement provides for a seven-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Loan Credit Facility”). At any time, we may increase the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

principal amount by up to $300.0 million by written notice. The Farm Loan Credit Facility is guaranteed by the Company, WRKCo Inc. and WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”, and together with RKT, the Company and WRKCo Inc. the “Guarantor Subsidiaries”). The carrying value of this facility at March 31, 2022 and September 30, 2021 was $599.0 million and $598.9 million, respectively.

Receivables Securitization Facility

On March 12, 2021, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), extended the maturity to March 11, 2024 and established the transition to the SOFR at a future date from a blend of the market rate for asset-backed commercial paper and the one-month LIBOR rate plus a credit spread, and revised certain fees. At March 31, 2022 and September 30, 2021, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $700.0 million and $690.3 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2022 and September 30, 2021 were approximately $1,363.6 million and $1,318.4 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At March 31, 2022 there was $340.0 million outstanding under this facility primarily as a result of the redemption of our senior notes discussed above. At September 30, 2021, there was no amount outstanding under this facility.

European Revolving Credit Facility

On December 1, 2021, we amended our existing European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch, as administrative agent entered into on February 26, 2021. We maintained the facility at €600.0 million as well as the incremental €100.0 million accordion feature. The amendment addressed the LIBOR transition for the British Pound that will now be indexed with the Sterling Secured Overnight rate ("SONIA"). This facility provides for a three-year unsecured U.S. dollar, Euro and British Pound denominated borrowing of not more than €600.0 million maturing on February 26, 2024. At March 31, 2022, we had borrowed $230.0 million under this facility and entered into foreign currency exchange contracts of $230.3 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income. At September 30, 2021, we had borrowed $270.0 million under this facility.

Commercial Paper

On December 7, 2018, we established a new unsecured commercial paper program with WRKCo as the issuer. Under the program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program are expected to be used for general corporate purposes and may be borrowed, repaid and re-borrowed from time to time. At March 31, 2022, we had issued $224.6 million in commercial paper. At September 30, 2021, there was no amount outstanding.

Note 12. Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $87.1 million and $169.8 million during the three and six months ended March 31, 2022, respectively. Our total lease cost, net was $79.2 million and $160.1 million during the three and six months ended March 31, 2021, respectively. We obtained $63.4 million and $98.4 million of ROU assets in exchange for lease liabilities during the six months ended March 31, 2022 and 2021, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Condensed Consolidated Balance Sheet Caption	March 31, 2022	September 30, 2021
Operating leases:
Operating lease right-of-use asset	Other assets	$660.7	$676.0

Current operating lease liabilities	Other current liabilities	$181.3	$177.9
Operating lease liabilities	Other long-term liabilities	520.1	537.9
Total operating lease liabilities		$701.4	$715.8

Finance leases:
Property, plant and equipment		$143.4	$143.2
Accumulated depreciation		(32.7)	(28.3)
Property, plant and equipment, net		$110.7	$114.9

Current finance lease liabilities	Current portion of debt	$8.2	$8.7
Noncurrent finance lease liabilities	Long-term debt due after one year	250.7	255.4
Total finance lease liabilities		$258.9	$264.1

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

We have been named as a potentially responsible party (“PRP”) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Many of these proceedings involve the cleanup of hazardous substances at sites that received waste from many different sources. While joint and several liability is authorized under CERCLA and analogous state laws, liability for CERCLA cleanups is typically shared with other PRPs, and costs are commonly allocated according to relative amounts of waste deposited and other factors. We believe we have insurance and contractual indemnification rights that may allow us to recover certain defense and other costs at some CERCLA sites. Other remediation costs typically associated with the cleanup of hazardous substances at our current, closed or formerly-owned facilities, are recorded as liabilities in our balance sheet. Remediation costs are recorded in our financial statements when they become probable and reasonably estimable.

See “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for information related to environmental matters.

As of March 31, 2022, we had $4.5 million reserved for environmental liabilities on an undiscounted basis, of which $1.6 million is included in other long-term liabilities and $2.9 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at March 31, 2022.

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

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2022, there were approximately 1,850 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows. At March 31, 2022, we had $14.4 million reserved for these matters.

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

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$713 million ($150 million) as of March 31, 2022, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, that excludes certain penalties, is included in the unrecognized tax benefits table in our Fiscal 2021 Form 10-K, see “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of March 31, 2022, we had recorded $2.3 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 14. Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding common stock, par value $0.01 per share (“Common Stock”) as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the six months ended March 31, 2022, we repurchased approximately 7.2 million shares of our Common Stock for an aggregate cost of $332.1 million. The amount reflected as purchased in the condensed consolidated statements of cash flows varies due to the timing of share settlement. In the six months ended March 31, 2021, we repurchased no shares of Common Stock. As of March 31, 2022, we had approximately 9.4 million shares of Common Stock available for repurchase under the program.

On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, plus any unutilized shares left from the July 2015 authorization. The 25.0 million shares represents an additional authorization of approximately 10% of our outstanding Common Stock.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended March 31, 2022 and March 31, 2021 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2021	$(0.2)	$(536.5)	$(462.4)	$(999.1)
Other comprehensive income before reclassifications	—	0.1	113.4	113.5
Amounts reclassified from accumulated other comprehensive loss	—	5.4	—	5.4
Net current period other comprehensive income	—	5.5	113.4	118.9
Balance at March 31, 2022	$(0.2)	$(531.0)	$(349.0)	$(880.2)

(1) All amounts are net of tax and noncontrolling interests.

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2020	$(5.6)	$(727.7)	$(586.6)	$(1,319.9)
Other comprehensive (loss) income before reclassifications	(0.1)	—	109.5	109.4
Amounts reclassified from accumulated other comprehensive loss	2.9	13.3	—	16.2
Net current period other comprehensive income	2.8	13.3	109.5	125.6
Balance at March 31, 2021	$(2.8)	$(714.4)	$(477.1)	$(1,194.3)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 25% to 26% for the six months ended March 31, 2022 and 24% to 25% for the six months ended March 31, 2021. Although we are impacted by the exchange rates of a number of currencies, foreign currency translation adjustments recorded in accumulated other comprehensive loss for the six months ended March 31, 2022 were primarily due to gains in the Brazilian Real, Canadian dollar and Mexican Peso partially offset by losses in the British Pound, each against the U.S. dollar. Foreign currency translation adjustments recorded in accumulated other comprehensive loss for the six months ended March 31, 2021 were primarily due to gains in the Canadian dollar, Mexican Peso and British Pound partially offset by losses in the Brazilian Real, each against the U.S. dollar.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(1.9)	$0.5	$(1.4)	$(7.4)	$1.7	$(5.7)
Prior service costs (2)	(1.9)	0.5	(1.4)	(1.3)	0.3	(1.0)
Subtotal defined benefit plans	(3.8)	1.0	(2.8)	(8.7)	2.0	(6.7)

Derivative Instruments: (1)
Interest rate swap hedge loss (3)	—	—	—	(1.9)	0.5	(1.4)

Total reclassifications for the period	$(3.8)	$1.0	$(2.8)	$(10.6)	$2.5	$(8.1)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1) Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2) Included in the computation of net periodic pension cost. See “Note 4. Retirement Plans” for additional details.

(3) These accumulated other comprehensive income components are included in Interest expense, net.

	Six Months Ended			Six Months Ended
	March 31, 2022			March 31, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(3.5)	$0.9	$(2.6)	$(14.8)	$3.6	$(11.2)
Prior service costs (2)	(3.8)	1.0	(2.8)	(2.8)	0.7	(2.1)
Subtotal defined benefit plans	(7.3)	1.9	(5.4)	(17.6)	4.3	(13.3)

Derivative Instruments: (1)
Interest rate swap hedge loss (3)	—	—	—	(3.9)	1.0	(2.9)

Total reclassifications for the period	$(7.3)	$1.9	$(5.4)	$(21.5)	$5.3	$(16.2)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Numerator:
Net income attributable to common stockholders	$39.9	$112.5	$222.2	$264.5
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Distributed and undistributed income available to common stockholders	$39.8	$112.4	$222.1	$264.4

Denominator:
Basic weighted average shares outstanding	263.4	264.9	264.0	263.8
Effect of dilutive stock options and non- participating securities	1.9	2.1	2.1	2.1
Diluted weighted average shares outstanding	265.3	267.0	266.1	265.9

Basic earnings per share attributable to common stockholders	$0.15	$0.42	$0.84	$1.00
Diluted earnings per share attributable to common stockholders	$0.15	$0.42	$0.83	$0.99

Approximately 0.4 million and 0.6 million awards in the three months ended March 31, 2022 and 2021, respectively, were not included in computing diluted earnings per share because the effect would have been

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

antidilutive. Approximately 0.4 million and 0.6 million awards in the six months ended March 31, 2022 and 2021, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

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

OVERVIEW

We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide sustainable paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

Presentation

Effective October 1, 2021, we reorganized our segment reporting to four reportable segments: Corrugated Packaging, Consumer Packaging, Paper and Distribution. Also, effective October 1, 2021, our measure of segment profitability for each reportable segment is Adjusted EBITDA in accordance with ASC 280, “Segment Reporting” because it is the measure used by our CODM to make decisions regarding allocation of resources and to assess segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pretax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: gain on sale of certain closed facilities, multiemployer pension withdrawal income, restructuring and other costs, non-allocated expenses, interest expense, net, loss on extinguishment of debt, other income (expense), net, and other adjustments. Management believes excluding these items is useful in the evaluation of operating performance from period to period because they are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments. We have recast prior periods presented to conform with the new segment structure. These changes did not impact our consolidated financial statements. In connection with the reorganization of our reportable segments, we changed the amount of previously non-allocated expenses. See “Note 6. Segment Information” for additional information.

EXECUTIVE SUMMARY

Net sales of $5,382.1 million for the second quarter of fiscal 2022 increased $944.3 million, or 21.3%, compared to the second quarter of fiscal 2021. This increase was primarily due to the impact of higher selling price/mix and higher volumes. In the second quarter of fiscal 2021, we lost an estimated $189.1 million of net sales associated with the ransomware incident and winter weather ("the Events"). See the discussion under "Ransomware Incident" below for more information on that event.

In the second quarter of fiscal 2022, we recorded pre-tax restructuring and other costs of $363.4 million, or $1.04 per diluted share, primarily associated with our decision to permanently cease operations at our Panama City, FL mill by June 6, 2022. We expect to record future restructuring charges, primarily associated with carrying costs and contract terminations as operations cease. The mill produces containerboard, primarily heavyweight kraft, and fluff pulp, with a combined annual capacity of 645,000 tons of which approximately two-thirds is shipped to external customers. Select grades of containerboard currently produced at the mill are expected to be manufactured at other WestRock facilities. We are committed to improving our return on invested capital as well as maximizing the performance of our assets. The Panama City mill was expected to require significant capital investment to maintain and improve going forward, and the production of fluff pulp is not a priority in our strategy to focus on higher value markets. By closing this mill, significant capital that would have been required to keep the mill competitive in the future is expected to be deployed to improve other key assets.

Net income attributable to common stockholders of $39.9 million for the second quarter of fiscal 2022 decreased $72.6 million, or 64.5%, compared to the second quarter of fiscal 2021. Net income attributable to common stockholders in the prior year period was negatively impacted by $80.1 million pre-tax for lost sales and operational disruption from the Events as well as $19.8 million pre-tax of ransomware recovery costs, primarily professional fees. Consolidated Adjusted EBITDA of $853.9 million for the second quarter of fiscal 2022 increased $213.4 million, or 33.3%, compared to $640.5 million in the second quarter of fiscal 2021. Consolidated Adjusted EBITDA in the prior year period was negatively impacted by $80.1 million pre-tax for lost sales and operational disruption from the Events as the $19.8 million of pre-tax ransomware recovery costs did not impact Consolidated Adjusted EBITDA.

Earnings per diluted share were $0.15 and $0.42 in the three months ended March 31, 2022 and 2021, respectively. Adjusted Earnings Per Diluted Share were $1.17 and $0.54 in the three months ended March 31, 2022 and 2021, respectively. The lost sales and operational disruption from the Events had a negative impact of $80.1 million pre-tax, or $0.23 per share, on both earnings per diluted share and Adjusted Earnings per Diluted Share in the second quarter of fiscal 2021. See the discussion and tables under “Non-GAAP Financial Measures” below with respect to Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share.

Net cash provided by operating activities in the six months ended March 31, 2022 and March 31, 2021 was $642.7 million and $851.6 million, respectively. The decline was primarily due to $345.6 million of greater working capital usage compared to the prior year period. The greater working capital usage in the first half of fiscal 2022 was primarily due to actions taken in the prior year to preserve cash due to the high uncertainty during the COVID pandemic, such as the payment of certain bonuses and 401(k) match in cash that were paid in stock in the prior year period, and the payment of certain deferred payroll taxes that relate to relief offered under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the current year period. During the six months ended March 31, 2022, we invested $354.1 million in capital expenditures and returned $442.3 million in capital to stockholders, specifically $310.2 million in stock repurchases and $132.1 million in dividend payments. During the six months ended March 31, 2022, debt increased $179.9 million, primarily as capital expenditures and capital returned to stockholders exceeded net cash provided by operating activities.

In the third quarter of fiscal 2022, we expect higher inflation costs sequentially driven by higher energy, freight and labor costs with roughly flat fiber costs sequentially. While we are past the highest mill maintenance outage quarters, we have approximately 54,000 tons of scheduled maintenance downtime across our system in the third quarter of fiscal 2022, roughly half that of the third quarter of fiscal 2021. We expect the continued flow through of previously published price increases, and that those increases will more than offset inflation. As a result of these, and other factors, we expect higher sequential earnings in the third quarter of fiscal 2022.

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

Our net sales have been negatively impacted by COVID, to varying degrees, primarily in the last half of fiscal 2020, and we have experienced and are currently experiencing higher supply chain costs and labor shortages, in part due to the impacts of COVID. Productivity, primarily in our Corrugated Packaging segment, has been negatively impacted by COVID-related absenteeism. The Company’s assessment of the future magnitude and duration of COVID, as well as other factors, may change and could result in changes in our accounting estimates and assumptions used to prepare our financial statements in conformity with GAAP. In the first quarter of fiscal 2021 we recorded $22.0 million of relief payments to employees.

Ransomware Incident

As previously disclosed, on January 23, 2021 we detected a ransomware incident impacting certain of our systems. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams worked to maintain our business operations and minimize the impact on our customers and teammates. In our second quarter of fiscal 2021 Form 10-Q, we announced that all systems were back in service. All of our mills and converting locations began producing and shipping paper and packaging at pre-ransomware levels in March 2021 or earlier.

As previously disclosed, our mill system production was approximately 115,000 tons lower than planned for the quarter ended March 31, 2021 as a result of this incident. We estimate the pre-tax income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded a $15 million credit for preliminary recoveries – approximately $10 million as a reduction of SG&A excluding intangible amortization and approximately $5 million as a reduction of cost of goods sold. In the first and second quarters of fiscal 2022, we received additional business interruption recoveries of $5 million and $5 million, respectively, related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in net cash provided by operating activities on our condensed consolidated statements of cash flows.

While we expect to recover substantially all of the remaining ransomware losses from cyber and business interruption insurance from various carriers in future periods, the recovery process proceeds from carrier to carrier up the coverage layers after the preceding layer is resolved, which lends itself to a lengthy process. Additionally, discussions and/or disputes over the extent of insurance coverage for claims are not uncommon and generally take time to be resolved.

See “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for additional information.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three and six months ended March 31, 2022 and March 31, 2021 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	$5,382.1	$4,437.8	$10,334.3	$8,839.3
Cost of goods sold	4,378.4	3,688.2	8,534.0	7,336.8
Gross profit	1,003.7	749.6	1,800.3	1,502.5
Selling, general and administrative, excluding intangible amortization	493.1	458.4	946.0	876.2
Selling, general and administrative intangible amortization	88.1	88.6	176.1	180.5
Loss (gain) on disposal of assets	2.5	0.3	(11.4)	2.8
Multiemployer pension withdrawal income	—	—	(3.3)	—
Restructuring and other costs	363.4	5.2	365.7	12.9
Operating profit	56.6	197.1	327.2	430.1
Interest expense, net	(72.5)	(83.5)	(159.2)	(177.3)
Loss on extinguishment of debt	(8.2)	—	(8.2)	(1.1)
Pension and other postretirement non-service income	39.7	35.0	79.6	69.9
Other income (expense), net	6.3	(13.4)	6.5	7.4
Equity in income of unconsolidated entities	20.6	9.7	39.0	18.7
Income before income taxes	42.5	144.9	284.9	347.7
Income tax expense	(1.8)	(30.5)	(60.4)	(80.8)
Consolidated net income	40.7	114.4	224.5	266.9
Less: Net income attributable to noncontrolling interests	(0.8)	(1.9)	(2.3)	(2.4)
Net income attributable to common stockholders	$39.9	$112.5	$222.2	$264.5

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2021	$4,401.5	$4,437.8	$8,839.3	$4,816.3	$5,090.5	$18,746.1
Fiscal 2022	$4,952.2	$5,382.1	$10,334.3
% Change	12.5%	21.3%	16.9%

Net sales in the second quarter of fiscal 2022 increased $944.3 million compared to the second quarter of fiscal 2021. This increase was primarily due to the impact of higher selling price/mix and higher volumes. In the second quarter of fiscal 2021, we lost an estimated $189.1 million of net sales associated with the Events.

Net sales in the six months ended March 31, 2022 increased $1,495.0 million compared to the prior year period. This increase was primarily due to the impact of higher selling price/mix and higher volumes. In the first six months of fiscal 2021, we lost an estimated $189.1 million of net sales associated with the Events, all in the second quarter.

The change in net sales by reportable segment is outlined below for each reportable segment.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2021	$3,648.6	$3,688.2	$7,336.8	$3,886.4	$4,092.6	$15,315.8
(% of Net Sales)	82.9%	83.1%	83.0%	80.7%	80.4%	81.7%

Fiscal 2022	$4,155.6	$4,378.4	$8,534.0
(% of Net Sales)	83.9%	81.4%	82.6%

The $690.2 million increase in cost of goods sold in the second quarter of fiscal 2022 compared to the prior year quarter was primarily due to increased cost inflation, higher volumes and a reduction in productivity and other operational items, that were partially offset by the prior year period negative impact of the Events. Cost inflation consisted primarily of higher recycled fiber, wage and benefit costs, freight, energy, virgin fiber and chemical costs.

The $1,197.2 million increase in cost of goods sold in the six months ended March 31, 2022 compared to the prior year period was primarily due increased cost inflation, higher volumes and a reduction in productivity and other operational items, and increased planned downtime including maintenance outages, that were partially offset by the prior year period negative impact of the Events. Cost inflation consisted primarily of higher recycled fiber, energy, wage and benefit costs, freight, virgin fiber and chemical costs. In the first six months of fiscal 2021, we recorded $19.7 million of one-time recognition awards to our teammates who work in manufacturing and operations.

We discuss our operations in greater detail below for each reportable segment, as applicable.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2021	$417.8	$458.4	$876.2	$450.9	$432.2	$1,759.3
(% of Net Sales)	9.5%	10.3%	9.9%	9.4%	8.5%	9.4%

Fiscal 2022	$452.9	$493.1	$946.0
(% of Net Sales)	9.1%	9.2%	9.2%

Selling, general and administrative expenses (“SG&A”) excluding intangible amortization increased $34.7 million in the second quarter of fiscal 2022 compared to the prior year quarter. The increase was primarily due to $26.7 million of increased compensation and benefits, that would have been higher had the prior year period not included a $9.6 million acceleration of stock-based compensation in connection with the departure of our former Chief Executive Officer. In addition, we incurred $6.0 million of increased software/computer expenses. These items were partially offset by $11.3 million of decreased consulting and professional fees primarily due to higher costs in the second quarter of fiscal 2021 associated with the ransomware incident.

SG&A excluding intangible amortization increased $69.8 million in the six months ended March 31, 2022 compared to the prior year period. The increase was primarily due to $25.6 million of increased compensation and benefits, that would have been higher had the prior year period not included a $9.6 million acceleration of stock-based compensation in connection with the departure of our former Chief Executive Officer. In addition, we incurred $13.2 million of increased software/computer expenses, $9.9 million of increased bad debt expense and $8.0 million of increased travel and entertainment costs. The increased travel and entertainment costs are still well below pre-pandemic levels.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $88.1 million and $88.6 million in the second quarter of fiscal 2022 and 2021, respectively. SG&A intangible amortization was $176.1 million and $180.5 million in the six months ended March 31, 2022 and 2021, respectively. The decline was primarily attributable to certain intangibles from prior acquisitions reaching full amortization.

Loss (Gain) on Disposal of Assets

In the three and six months ended March 31, 2022, we recorded a loss on disposal of assets of $2.5 million and a gain on disposal of assets of $11.4 million. The gain was primarily due to the sale of a previously closed facility in the first quarter of fiscal 2022. In the three and six months ended March 31, 2021, we recorded a loss on disposal of assets of $0.3 million and $2.8, respectively.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $363.4 million and $5.2 million in the second quarter of fiscal 2022 and 2021, respectively, and $365.7 million and $12.9 million in the six months ended March

31, 2022 and 2021, respectively. The charges in the second quarter of fiscal 2022 were primarily associated with our decision to permanently cease operations at our Panama City, FL mill by June 6, 2022.

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

Interest Expense, net

Interest expense, net for the second quarter of fiscal 2022 was $72.5 million compared to $83.5 million for the prior year quarter. The decrease was primarily due to a $14.6 reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities for the change in interest rates in the second quarter of fiscal 2022 compared to a similar $8.1 million reduction in the second quarter of fiscal 2021 and lower debt levels compared to the prior year period were partially offset by higher interest rates on debt in the current year period.

Interest expense, net for the six months ended March 31, 2022 was $159.2 million compared to $177.3 million for the prior year period. The decrease is primarily due to lower debt levels compared to the prior year period and a net $6.5 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities for the change in interest rates and lower debt levels compared to the prior year period were partially offset by higher interest rates on debt in the six months ended March 31, 2022.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for each of the second quarter and six months ended March 31, 2022 was $8.2 million related to our March 22, 2022 redemption of $350 million aggregate principal amount of our 4.00% senior notes due March 2023. Loss on extinguishment of debt for the six months ended March 31, 2021 was $1.1 million.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the second quarter of fiscal 2022 was $39.7 million compared to $35.0 million for the second quarter of fiscal 2021. Pension and other postretirement non-service income for the six months ended March 31, 2022 was $79.6 million compared to $69.9 million for the six months ended March 31, 2021. These increases were primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2022. Customary pension and other postretirement (income) costs are included in our segment results. See “Note 4. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for more information.

Other income (expense), net

Other income (expense), net for the second quarter of fiscal 2022 was income of $6.3 million compared to expense of $13.4 million in the second quarter of fiscal 2021. The expense in the second quarter of fiscal 2021 was primarily due to a charge of $22.5 million associated with not exercising an option to purchase an additional equity interest in Gondi, S.A. de C.V. (“Grupo Gondi”), a joint venture in which we have invested, plus other items, that were partially offset by a $16.5 million gain on sale of the Summerville, SC sawmill.

Other income (expense), net for the six months ended March 31, 2022 was income of $6.5 million compared to income of $7.4 million for the first half of fiscal 2021. The first half of fiscal 2021 included a $16.5 million gain on sale of the Summerville, SC sawmill and a $14.7 million gain on sale of our Rosenbloom legacy cost method investment, which were partially offset by a $22.5 million charge associated with not exercising an option to purchase an additional equity interest in Grupo Gondi, plus other items.

Provision for Income Taxes

We recorded income tax expense of $1.8 million for the three months ended March 31, 2022 compared to $30.5 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was 4.2%, while the effective tax rate for the three months ended March 31, 2021 was 21.0%. The lower tax rate in the three months ended March 31, 2022 was primarily due to the disproportionate impact of research and development tax credits due to reduced pre-tax income as a result of restructuring and other costs in the period.

We recorded income tax expense of $60.4 million for the six months ended March 31, 2022 compared to $80.8 million for the six months ended March 31, 2021. The effective tax rate for the six months ended March 31, 2022 was 21.2%, while the effective tax rate for the six months ended March 31, 2021 was 23.2%.

See “Note 5. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates.

Corrugated Packaging Segment

Corrugated Packaging Shipments

Corrugated Packaging shipments are expressed as a tons equivalent in thousands of tons, which includes external and intersegment shipments from our corrugated converting operations, principally for the sale of corrugated containers and other corrugated products. Tons sold from period to period may be impacted by customer conversions to lower basis weight products. In addition, we disclose North American Corrugated Packaging shipments in billion square feet ("BSF") and millions of square feet ("MMSF") per shipping day. We have presented the Corrugated Packaging shipments in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2021
Corrugated Packaging Shipments - thousands of tons	1,729.4	1,662.7	3,392.1	1,709.6	1,678.7	6,780.4
North American Corrugated Packaging Shipments - BSF	25.3	24.6	50.0	25.3	24.5	99.8
North American Corrugated Packaging Per Shipping Day - MMSF	415.3	391.2	403.0	401.7	383.2	397.6

Fiscal 2022
Corrugated Packaging Shipments - thousands of tons	1,634.5	1,662.1	3,296.6
North American Corrugated Packaging Shipments - BSF	24.5	24.7	49.2
North American Corrugated Packaging Per Shipping Day - MMSF	401.0	385.8	393.2

Corrugated Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$2,019.5	$347.6	17.2%
Second Quarter	2,022.4	321.1	15.9
Six Months Ended March 31, 2021	4,041.9	668.7	16.5
Third Quarter	2,154.7	363.9	16.9
Fourth Quarter	2,203.9	361.4	16.4
Total	$8,400.5	$1,394.0	16.6%

Fiscal 2022
First Quarter	$2,220.0	$288.9	13.0%
Second Quarter	2,319.0	328.7	14.2
Six Months Ended March 31, 2022	$4,539.0	$617.6	13.6%

(1) Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales for the Corrugated Packaging segment increased $296.6 million in the second quarter of fiscal 2022 compared to the prior year quarter. The increase primarily consisted of $274.0 million of higher selling price/mix and $13.0 million of higher volumes. The current period volume comparison was improved by the $39.2 million negative impact in the prior year period from the Events.

Net sales for the Corrugated Packaging segment increased $497.1 million in the six months ended March 31, 2022 compared to the prior year period. The increase primarily consisted of $550.4 million of higher selling price/mix that was partially offset by $64.7 million of lower volumes. The current period volume comparison was improved by the $39.2 million negative impact in the prior year period from the Events.

Adjusted EBITDA — Corrugated Packaging Segment

Corrugated Packaging segment Adjusted EBITDA in the second quarter of fiscal 2022 increased $7.6 million compared to the prior year quarter primarily due to an estimated $274.8 million margin impact from higher selling price/mix and the $19.9 million negative impact from the Events in the prior year period. These items were partially offset by $199.6 million of increased cost inflation, a $79.8 million reduction in productivity and other operational items, and $4.3 million of lower volumes excluding the negative impact of the Events in the prior year period. Productivity was negatively impacted by heavy planned mill maintenance and COVID related absenteeism, especially in the first two months of the quarter.

Corrugated Packaging segment Adjusted EBITDA in the six months ended March 31, 2022 decreased $51.1 million compared to the prior year period primarily due to an estimated $429.7 million of increased cost inflation, a $135.9 million reduction in productivity and other operational items, $47.5 million of lower volumes excluding the Events in the prior year period and a $12.9 million increase in planned downtime including maintenance outages. These items were partially offset by a $552.2 million margin impact from higher selling price/mix and the $19.9 million negative impact of the Events in the prior year period. Productivity was negatively impacted by heavy planned mill maintenance and COVID related absenteeism in the first half of fiscal 2022.

Consumer Packaging Segment

Consumer Packaging Shipments

Consumer Packaging shipments are expressed as a tons equivalent in thousands of tons, which includes external and intersegment shipments from our consumer converting operations, principally for the sale of folding cartons, interior partitions and other consumer products. We have presented the Consumer Packaging shipments in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2021
Consumer Packaging Shipments - thousands of tons	374.9	379.1	754.0	386.4	389.5	1,529.9

Fiscal 2022
Consumer Packaging Shipments - thousands of tons	374.2	401.3	775.5

Consumer Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$1,062.5	$175.3	16.5%
Second Quarter	1,080.6	164.1	15.2
Six Months Ended March 31, 2021	2,143.1	339.4	15.8
Third Quarter	1,132.2	183.3	16.2
Fourth Quarter	1,158.6	198.1	17.1
Total	$4,433.9	$720.8	16.3%

Fiscal 2022
First Quarter	$1,138.7	$169.3	14.9%
Second Quarter	1,250.6	205.8	16.5
Six Months Ended March 31, 2022	$2,389.3	$375.1	15.7%

(1) Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Consumer Packaging Segment

The $170.0 million increase in net sales for the Consumer Packaging segment in the second quarter of fiscal 2022 compared to the prior year quarter was primarily due to $116.6 million of higher selling price/mix and $96.6 million of higher volumes, including the $12.1 million negative impact from the Events in the prior year period. These increases were partially offset by $38.7 million of unfavorable foreign currency impacts.

The $246.2 million increase in net sales for the Consumer Packaging segment in the six months ended March 31, 2022 compared to the prior year period was primarily due to $176.2 million of higher selling price/mix and $117.7 million impact of higher volumes, including the $12.1 million negative impact from the Events in the prior year period. These increases were partially offset by $42.4 million of unfavorable foreign currency impacts.

Adjusted EBITDA — Consumer Packaging Segment

Consumer Packaging segment Adjusted EBITDA in the second quarter of fiscal 2022 increased $41.7 million compared to the prior year quarter primarily due to an estimated $111.1 million margin impact from higher selling price/mix, $31.2 million of higher volumes excluding the Events and a $3.6 million negative impact from the Events in the prior year period. These items were partially offset by $93.2 million of increased cost inflation, $7.4 million of unfavorable foreign currency impacts and a $3.7 million reduction in productivity and other operational items.

Consumer Packaging segment Adjusted EBITDA in the six months ended March 31, 2022 increased $35.7 million compared to the prior year period primarily due to an estimated $161.1 million margin impact from higher selling price/mix, $37.1 million of higher volumes excluding the Events, $16.3 million of increased productivity and other operational items, and a $3.6 million negative impact from the Events in the prior year period. These items were partially offset by $169.0 million of increased cost inflation, $7.4 million of unfavorable foreign currency impacts and a $5.8 million increase in planned downtime including maintenance outages.

Paper Segment

Paper Shipments

Paper shipments in thousands of tons includes the sale of containerboard, paperboard, market pulp and specialty papers (including kraft papers and saturating kraft) to external customers. The shipment data table excludes gypsum paperboard liner tons produced by our Seven Hills Paperboard LLC joint venture in Lynchburg, VA since it is not consolidated. We have presented the Paper shipments in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2021
Paper Shipments - thousands of tons	1,461.7	1,482.7	2,944.4	1,588.6	1,738.7	6,271.6

Fiscal 2022
Paper Shipments - thousands of tons	1,515.9	1,658.2	3,174.1

Paper Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$1,090.9	$151.7	13.9%
Second Quarter	1,130.6	159.6	14.1
Six Months Ended March 31, 2021	2,221.5	311.3	14.0
Third Quarter	1,299.2	265.2	20.4
Fourth Quarter	1,462.3	307.2	21.0
Total	$4,983.0	$883.7	17.7%

Fiscal 2022
First Quarter	$1,352.6	$232.4	17.2%
Second Quarter	1,538.1	308.6	20.1
Six Months Ended March 31, 2022	$2,890.7	$541.0	18.7%

(1) Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Paper Segment

The $407.5 million increase in net sales for the Paper segment in the second quarter of fiscal 2022 compared to the prior year quarter was primarily due to $311.2 million of higher selling price/mix and $130.7 million of higher volumes, including the $134.8 million negative impact on volumes in the prior year period from the Events. These increases were partially offset by the absence of $18.9 million of sales from the sawmill we sold in the second quarter fiscal 2021.

The $669.2 million increase in net sales for the Paper segment in the six months ended March 31, 2022 compared to the prior year period was primarily due to $557.4 million of higher selling price/mix and $171.7 million of higher volumes, including the $134.8 million negative impact on volumes in the prior year period from the Events.

These increases were partially offset by the absence of $33.7 million of sales from the sawmill we sold in the second quarter fiscal 2021.

Adjusted EBITDA — Paper Segment

Paper segment Adjusted EBITDA in the second quarter of fiscal 2022 increased $149.0 million compared to the prior year quarter primarily due to a $311.2 million margin impact from higher selling price/mix, the $63.4 million negative impact from the Events in the prior year period and $3.7 million of higher volumes excluding the Events. These items were partially offset by an estimated $165.5 million of increased cost inflation, a $50.5 million reduction in productivity and other operational items, $8.3 million of unfavorable foreign currency impacts and a $4.9 million increase in planned downtime including maintenance outages.

Paper segment Adjusted EBITDA in the six months ended March 31, 2022 increased $229.7 million compared to the prior year period primarily due to a $557.4 million margin impact from higher selling price/mix, the $63.4 million negative impact from the Events in the prior year and $9.7 million of higher volumes excluding the Events. These items were partially offset by an estimated $352.8 million of increased cost inflation, a $20.7 million increase in planned downtime including maintenance outages, a $19.7 million reduction in productivity and other operational items, and $7.7 million of unfavorable foreign currency impacts.

Distribution Segment

Distribution Shipments

Distribution shipments are expressed as a tons equivalent in thousands of tons, which includes external and intersegment shipments from our distribution and display assembly operations. We have presented the Distribution shipments in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2021
Distribution Shipments - thousands of tons	56.4	53.6	110.0	64.5	53.1	227.6

Fiscal 2022
Distribution Shipments - thousands of tons	48.5	50.8	99.3

Distribution Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$303.8	$16.4	5.4%
Second Quarter	280.3	11.0	3.9
Six Months Ended March 31, 2021	584.1	27.4	4.7
Third Quarter	322.3	18.0	5.6
Fourth Quarter	348.4	23.4	6.7
Total	$1,254.8	$68.8	5.5%

Fiscal 2022
First Quarter	$324.8	$6.5	2.0%
Second Quarter	362.3	28.0	7.7
Six Months Ended March 31, 2022	$687.1	$34.5	5.0%

(1) Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Distribution Segment

The $82.0 million increase in net sales for the Distribution segment in the second quarter of fiscal 2022 compared to the prior year quarter was primarily due to $29.5 million of higher selling price/mix and $48.6 million of higher volumes, primarily related to fulfillment of a large healthcare order.

The $103.0 million increase in net sales for the Distribution segment in the six months ended March 31, 2022 compared to the prior year period was primarily due to $55.5 million of higher selling price/mix and $43.7 million of higher volumes, primarily related to fulfillment of a large healthcare order in the second quarter of fiscal 2022.

Adjusted EBITDA — Distribution Segment

Distribution segment Adjusted EBITDA in the second quarter of fiscal 2022 increased $17.0 million compared to the prior year quarter primarily due to a $29.5 million margin impact from higher selling price/mix and $23.0 million from higher volumes. These items were partially offset by an estimated $30.6 million of increased cost inflation and a $5.8 million reduction in productivity and other operational items.

Distribution segment Adjusted EBITDA in the six months ended March 31, 2022 increased $7.1 million compared to the prior year quarter primarily due a $55.5 million margin impact from higher selling price/mix and $21.7 million from higher volumes. These items were partially offset by an estimated $55.8 million of increased cost inflation and a $14.3 million reduction in productivity and other operational items.

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

Cash and cash equivalents were $360.2 million at March 31, 2022 and $290.9 million at September 30, 2021. Approximately three-fourths of the cash and cash equivalents at March 31, 2022 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At March 31, 2022 and September 30, 2021, total debt was $8,374.0 million and $8,194.1 million, respectively, $419.6 million and $168.8 million of which was short-term at March 31, 2022 and September 30, 2021, respectively. Included in our total debt at March 31, 2022 was $183.8 million of non-cash acquisition-related step-up. Total debt at March 31, 2022 increased $179.9 million compared to September 30, 2021, primarily as capital expenditures and capital returned to stockholders exceeded net cash provided by operating activities.

At March 31, 2022, we had approximately $3.2 billion of availability under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures on November 21, 2024. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

On March 22, 2022, we redeemed $350 million aggregate principal amount of our 4.00% senior notes due March 2023 primarily using borrowings under our Receivables Securitization Facility and recorded an $8.2 million loss on extinguishment of debt.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with all of these covenants as required by these facilities and were in compliance with all of these covenants at March 31, 2022.

At March 31, 2022, we had $60.0 million of outstanding letters of credit not drawn upon.

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

Cash Flow Activity

	Six Months Ended
(In millions)	March 31,
	2022	2021

Net cash provided by operating activities	$642.7	$851.6
Net cash used for investing activities	$(306.6)	$(195.2)
Net cash used for financing activities	$(287.8)	$(584.6)

Net cash provided by operating activities during the six months ended March 31, 2022 decreased $208.9 million compared to the six months ended March 31, 2021, primarily due to $345.6 million of higher working capital usage compared to the prior year period. The higher working capital usage in the first half of fiscal 2022 was primarily due to actions taken in the prior year to preserve cash due to the high uncertainty during the COVID pandemic, such as the payment of certain bonuses and 401(k) match in cash that were paid in stock in the prior year period, and the payment of certain deferred payroll taxes that relate to relief offered under the CARES Act in the current year.

Net cash used for investing activities of $306.6 million in the six months ended March 31, 2022 consisted primarily of $354.1 million for capital expenditures that was partially offset by $27.7 million of proceeds from corporate owned life insurance and $23.0 million of proceeds from the sale of property, plant and equipment, primarily for the sale of a previously closed facility. Net cash used for investing activities of $195.2 million in the six months ended March 31, 2021 consisted primarily of $303.0 million for capital expenditures that were partially offset by $58.5 million of proceeds from the sale of the Summerville, SC sawmill, $28.3 million of proceeds from the sale of investments and $16.7 million of proceeds from corporate owned life insurance.

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

In the six months ended March 31, 2022, net cash used for financing activities of $287.8 million consisted primarily of a net increase in debt of $148.3 million, share repurchases of $310.2 million and cash dividends paid to stockholders of $132.1 million. In the six months ended March 31, 2021, net cash used for financing activities of $584.6 million consisted primarily of a net decrease in debt of $474.8 million and cash dividends paid to stockholders of $105.8 million.

On April 29, 2022, our board of directors declared a quarterly dividend of $0.25 per share. In February 2022 and November 2021, we paid quarterly dividends of $0.25 per share, respectively, representing a $1.00 per share annualized dividend or an increase of 25% since our February 2021 dividend. In February 2021 and November 2020, we paid quarterly dividends of $0.20 per share.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. Pursuant to the program, in the six months ended March 31, 2022, we repurchased approximately 7.2 million shares of our Common Stock for an aggregate cost of $332.1 million. The amount reflected as purchased in the condensed consolidated statements of cash flows varies due to the timing of share settlement. In the six months ended March 31, 2021, we repurchased no shares of Common Stock. As of March 31, 2022, we had approximately 9.4 million shares of Common Stock available for repurchase under the program. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, plus any unutilized shares left from the July 2015 authorization. The 25.0 million shares represents an additional authorization of approximately 10% of our outstanding Common Stock.

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

Our pension plans in the U.S. are overfunded and we have a $0.7 billion pension asset on our condensed consolidated balance sheet as of March 31, 2022. We made contributions of $10.3 million to our pension and supplemental retirement plans during the six months ended March 31, 2022. Based on current facts and assumptions, we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2022. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

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

At March 31, 2022 and September 30, 2021, we had recorded withdrawal liabilities of $232.2 million and $247.1 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. The decrease in withdrawal liabilities at the second quarter of fiscal 2022 as compared to the end of fiscal 2021 was primarily due to an increase in interest rates. See “Note 4. Retirement Plans — MEPPs” of the Notes to Condensed Consolidated Financial Statements for more information regarding these liabilities. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs” in our Fiscal 2021 Form 10-K.

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

SUMMARIZED STATEMENT OF OPERATIONS

Six Months Ended
(In millions)	March 31, 2022

Net sales to unrelated parties	$827.6
Net sales to non-Guarantor Subsidiaries	$561.1
Gross profit	$394.4
Interest expense, net with non-Guarantor Subsidiaries	$(37.4)
Net loss and net loss attributable to the Obligor Group	$66.0

SUMMARIZED BALANCE SHEETS

(In millions)	March 31, 2022	September 30, 2021

ASSETS
Current amounts due from non- Guarantor Subsidiaries	$108.5	$—
Other current assets	271.1	310.4
Total current assets	$379.6	$310.4

Noncurrent amounts due from non- Guarantor Subsidiaries	$273.3	$306.1
Other noncurrent assets (1)	1,928.8	1,980.5
Total noncurrent assets	$2,202.1	$2,286.6

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$2,111.7	$2,281.4
Other current liabilities	379.8	130.4
Total current liabilities	$2,491.5	$2,411.8

Noncurrent amounts due to non- Guarantor Subsidiaries	$3,437.4	$3,437.4
Other noncurrent liabilities	6,914.4	7,296.6
Total noncurrent liabilities	$10,351.8	$10,734.0

(1)
Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,650.2 million and $1,699.2 million as of March 31, 2022 and September 30, 2021, respectively.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Earnings per diluted share	$0.15	$0.42	$0.83	$0.99
Restructuring and other items	1.04	0.01	1.04	0.03
Loss on extinguishment of debt	0.02	—	0.02	0.01
COVID relief payments	—	—	—	0.06
Grupo Gondi option	—	0.06	—	0.06
Ransomware recovery costs, net of insurance proceeds	—	0.06	—	0.06
Accelerated compensation ‒ former CEO	—	0.04	—	0.04
MEPP liability adjustment due to interest rates	(0.04)	(0.02)	(0.04)	(0.02)
Gain on sale of certain closed facilities	—	—	(0.04)	—
Gain on sale of investment	—	—	—	(0.05)
Gain on sale of sawmill	—	(0.03)	—	(0.03)
Adjusted Earnings Per Diluted Share	$1.17	$0.54	$1.81	$1.15

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

	Three Months Ended March 31, 2022			Six Months Ended March 31, 2022
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

As reported	$42.5	$(1.8)	$40.7	$284.9	$(60.4)	$224.5
Restructuring and other items	363.4	(89.1)	274.3	365.7	(89.6)	276.1
Loss on extinguishment of debt	8.2	(2.0)	6.2	8.2	(2.0)	6.2
Losses at closed facilities, transition and start-up costs	0.1	(0.1)	—	0.4	(0.2)	0.2
MEPP liability adjustment due to interest rates	(14.6)	3.6	(11.0)	(14.6)	3.6	(11.0)
Gain on sale of certain closed facilities	—	—	—	(14.4)	3.6	(10.8)
Adjusted Results	$399.6	$(89.4)	$310.2	$630.2	$(145.0)	$485.2
Noncontrolling interests			(0.8)			(2.3)
Adjusted Net Income			$309.4			$482.9

	Three Months Ended March 31, 2021			Six Months Ended March 31, 2021
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

As reported	$144.9	$(30.5)	$114.4	$347.7	$(80.8)	$266.9
COVID relief payments	—	—	—	22.0	(5.4)	16.6
Grupo Gondi option	22.5	(6.7)	15.8	22.5	(6.7)	15.8
Ransomware recovery costs	19.8	(4.9)	14.9	19.8	(4.9)	14.9
Accelerated compensation - former CEO	11.7	—	11.7	11.7	—	11.7
Restructuring and other items	5.2	(1.4)	3.8	12.9	(3.3)	9.6
Losses at closed facilities, transition and start-up costs	0.8	(0.2)	0.6	1.2	(0.3)	0.9
Loss on extinguishment of debt	—	—	—	1.1	(0.3)	0.8
Accelerated depreciation on major capital projects and certain facility closures	0.5	(0.2)	0.3	0.7	(0.2)	0.5
Gain on sale of investment	—	—	—	(14.7)	2.1	(12.6)
Gain on sale of sawmill	(16.5)	8.3	(8.2)	(16.5)	8.3	(8.2)
MEPP liability adjustment due to interest rates	(8.1)	2.0	(6.1)	(8.1)	2.0	(6.1)
Gain on sale of certain closed facilities	—	—	—	(0.9)	0.2	(0.7)
Brazil indirect tax claim	—	—	—	(0.9)	0.3	(0.6)
Adjusted Results	$180.8	$(33.6)	$147.2	$398.5	$(89.0)	$309.5
Noncontrolling interests			(1.9)			(2.4)
Adjusted Net Income			$145.3			$307.1

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

	Three Months		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net income attributable to common stockholders	$39.9	$112.5	$222.2	$264.5
Adjustments: (1)
Less: Net income attributable to noncontrolling interests	0.8	1.9	2.3	2.4
Income tax expense	1.8	30.5	60.4	80.8
Other (income) expense, net	(6.3)	13.4	(6.5)	(7.4)
Loss on extinguishment of debt	8.2	—	8.2	1.1
Interest expense, net	72.5	83.5	159.2	177.3
Restructuring and other costs	363.4	5.2	365.7	12.9
Multiemployer pension withdrawal income	—	—	(3.3)	—
Gain on sale of certain closed facilities	—	—	(14.4)	(0.9)
Depreciation, depletion and amortization	373.6	361.4	740.1	725.9
Other adjustments	—	32.1	0.3	53.7
Consolidated Adjusted EBITDA	$853.9	$640.5	$1,534.2	$1,310.3

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

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: that we believe the new segments will provide greater visibility into the vertical integration between our mills and converting operations as well as the value of a diversified portfolio of assets, and helps us highlight the performance of our portfolio; that the extent of the COVID pandemic’s effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new or continuing variants such as Omicron and Delta), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines and vaccine boosters), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others; the Company’s assessment of the future magnitude and duration of COVID, as well as other factors, may change and could result in changes in our accounting estimates and assumptions used to prepare our financial statements in conformity with GAAP; that we expect to recover substantially all of the remaining ransomware losses from cyber and business interruption insurance from various carriers in future periods; that discussions and/or disputes over the extent of insurance coverage for claims are not uncommon and generally take time to be resolved; that for facility closures, we generally expect to record costs for equipment relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term; that we believe that our actions to consolidate our sales and operations into large well-equipped facilities that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment have allowed us to more effectively manage our business; that, with respect to our decision to permanently cease operations at our Panama City, FL mill by June 6, 2022; that, with respect to the closure of the Panama City, FL mill, we expect to record future restructuring charges, primarily associated with carrying costs and contract terminations as operations cease; that select grades of containerboard currently produced at the Panama City, FL mill are expected to be manufactured at other WestRock facilities, that we are committed to improving our return on invested capital as well as maximizing the performance of our assets, that the Panama City, FL mill was expected to require significant capital investment to maintain and improve going forward, and the production of fluff pulp is not a priority in our strategy to focus on higher value markets, and by closing this mill, significant capital that would have been required to keep the mill competitive in the future is expected to be deployed to improve other key assets; that we believe that we are adequately reserved in connection with the PIUMPF suit filed in July 2021; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with withdrawals and that our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate; that the associated servicing liability with respect to our receivables facility is not material given the high quality of the customers underlying the receivables and the anticipated short collection period; that we have been addressing the LIBOR transition in our applicable debt facilities and expect to complete the transition likely by the end of the current calendar year and in any event prior to the June 30, 2023 deadline when the remaining rates cease publication; that failure to comply with applicable health and safety laws and regulations could subject us to fines, corrective actions or other sanctions; that we have incurred, and will continue to incur, capital expenditures to meet our health and safety compliance requirements, as well as to continually improve our safety systems and that we do not believe that future compliance with occupational health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows; that complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities; that our compliance initiatives related to environmental laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows; that failure to comply with environmental laws and regulations, or any permits and authorizations required thereunder, could subject us to fines or other sanctions, corrective action requirements and litigation; that we believe we have insurance and contractual indemnification rights that may allow us to recover certain defense and other costs at some CERCLA sites; that we believe the liability for the environmental matters was adequately reserved at March 31, 2022; our belief that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims; that we have valid defenses to asbestos-related personal injury claims and intend to continue to defend them vigorously; that it is possible that we could incur significant costs resolving these cases should the volume of litigation grow substantially; that we do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows but that, in any given period or periods, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows; our belief that the resolution of certain other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; that the resolution of uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution; that we estimate our exposure to certain guarantees to be less than $50 million; that we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; that we expect higher inflation costs sequentially driven by higher energy, freight and labor costs with roughly flat fiber costs sequentially; that while we are past the highest mill maintenance outage quarters, we have approximately 54,000 tons of scheduled maintenance downtime across our system in the third quarter of fiscal 2022, roughly half that of the third quarter of fiscal 2021; that we expect the continued flow through of previously published price increases, and that those increases will more than offset inflation; that as a result of these, and other factors, we expect higher sequential earnings in the third quarter of fiscal 2022; that we have taken, and continue to take, actions to protect the health and safety of our teammates during COVID and we have incurred and continue to incur costs for safety, cleaning and other items related to COVID; that we generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility; that funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations; that our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms; that we do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms; that with the completion of certain of our strategic projects in fiscal 2021, including the paper machine at our Florence, SC mill and the Tres Barras mill upgrade project, we expect capital expenditures to be approximately $900 million to $1.0 billion in fiscal 2022, and that at this level of capital investment we are confident that we will continue to invest in the appropriate safety, environmental and maintenance projects while also making investments to support productivity and growth in our business but that it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes; that we expect our foreign and state net operating losses and credits generally will be utilized between fiscal 2022 and 2040; barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our fiscal 2022 cash tax rate will be slightly lower than our income tax rate and our cash tax rate in fiscal 2023 will be driven slightly higher than our income tax rate; that based on current facts and assumptions, we expect to contribute approximately $22 million to our U.S. and non-U.S. pension plans in fiscal 2022; that we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our accounts receivable sales agreements, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; and that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

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

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended March 31, 2022, we repurchased approximately 5.1 million shares of Common Stock for an aggregate cost of $234.6 million. As of March 31, 2022, we had approximately 9.4 million shares of Common Stock available for repurchase under the program.

On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, plus any unutilized shares left from the July 2015 authorization. The 25.0 million shares represents an additional authorization of approximately 10% of our outstanding Common Stock.

The following table presents information with respect to purchases of Common Stock that we made during the three months ended:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2022 - January 31, 2022	—	$—	—	14,576,427
February 1, 2022 - February 28, 2022	—	—	—	14,576,427
March 1, 2022 - March 31, 2022	5,143,976	45.61	5,143,976	9,432,451
Total	5,143,976		5,143,976

Item 6. EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1**

Amendment No. 1 to WestRock Company 2020 Incentive Stock Plan, dated as of December 6, 2021 and effective January 28, 2022 (incorporated by reference to page 15 of Appendix A of WestRock’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the SEC on December 13, 2021).

Exhibit 10.2**	Form of Executive Officer Change of Control Severance Agreement (incorporated by reference to Exhibit 99.1 of WestRock’s Current Report on Form 8-K filed on March 11, 2022).

Exhibit 22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020).

Exhibit 31.1*	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by David B. Sewell, Chief Executive Officer and President of WestRock Company.

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

** Management contract or compensatory plan or arrangement.

# In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	May 6, 2022	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)