Form 10-Q
period 2022-06-30
WestRock Co
filed 2022-08-05
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 22, 2022
Common Stock, $0.01 par value	254,298,051

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2022	2021	2022	2021

Net sales	$5,519.7	$4,816.3	$15,854.0	$13,655.6
Cost of goods sold	4,360.3	3,886.4	12,894.3	11,223.2
Gross profit	1,159.4	929.9	2,959.7	2,432.4
Selling, general and administrative, excluding intangible amortization	504.3	450.9	1,450.3	1,327.1
Selling, general and administrative intangible amortization	87.5	88.8	263.6	269.3
(Gain) loss on disposal of assets	(0.2)	1.0	(11.6)	3.8
Multiemployer pension withdrawal income	—	—	(3.3)	—
Mineral rights impairment	26.0	—	26.0	—
Restructuring and other costs	0.6	6.9	366.3	19.8
Operating profit	541.2	382.3	868.4	812.4
Interest expense, net	(78.5)	(102.5)	(237.7)	(279.8)
Loss on extinguishment of debt	—	—	(8.2)	(1.1)
Pension and other postretirement non-service income	38.7	31.5	118.3	101.4
Other (expense) income, net	(7.2)	6.4	(0.7)	13.8
Equity in income of unconsolidated entities	18.3	10.7	57.3	29.4
Income before income taxes	512.5	328.4	797.4	676.1
Income tax expense	(132.7)	(77.4)	(193.1)	(158.2)
Consolidated net income	379.8	251.0	604.3	517.9
Less: Net income attributable to noncontrolling interests	(1.9)	(0.9)	(4.2)	(3.3)
Net income attributable to common stockholders	$377.9	$250.1	$600.1	$514.6

Basic earnings per share attributable to common stockholders	$1.48	$0.94	$2.30	$1.94
Diluted earnings per share attributable to common stockholders	$1.47	$0.93	$2.28	$1.93

Basic weighted average shares outstanding	255.6	266.5	261.2	264.7
Diluted weighted average shares outstanding	257.4	269.0	263.2	267.0

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021

Consolidated net income	$379.8	$251.0	$604.3	$517.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(195.4)	143.6	(82.0)	253.3
Derivatives:
Deferred loss on cash flow hedges	(23.5)	—	(23.5)	(0.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	1.5	—	4.4
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during period	—	—	0.1	—
Amortization and settlement recognition of net actuarial loss, included in pension cost	2.1	7.4	4.9	18.8
Amortization and settlement recognition of prior service cost, included in pension cost	1.4	1.3	4.3	3.4
Other comprehensive (loss) income, net of tax	(215.4)	153.8	(96.2)	279.8
Comprehensive income	164.4	404.8	508.1	797.7
Less: Comprehensive income attributable to noncontrolling interests	(1.7)	(1.2)	(4.3)	(4.0)
Comprehensive income attributable to common stockholders	$162.7	$403.6	$503.8	$793.7

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	June 30, 2022	September 30, 2021

ASSETS
Current assets:
Cash and cash equivalents	$305.4	$290.9
Accounts receivable (net of allowances of $73.3 and $68.1)	2,824.9	2,586.9
Inventories	2,300.5	2,173.3
Other current assets	569.7	597.6
Assets held for sale	4.2	10.9
Total current assets	6,004.7	5,659.6
Property, plant and equipment, net	10,058.4	10,570.1
Goodwill	5,928.8	5,959.2
Intangibles, net	3,031.3	3,318.8
Restricted assets held by special purpose entities	1,254.9	1,260.5
Prepaid pension asset	764.4	674.3
Other assets	1,843.2	1,811.8
Total Assets	$28,885.7	$29,254.3

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$387.8	$168.8
Accounts payable	2,259.7	2,123.7
Accrued compensation and benefits	586.8	656.8
Other current liabilities	877.1	694.8
Total current liabilities	4,111.4	3,644.1
Long-term debt due after one year	7,635.1	8,025.3
Pension liabilities, net of current portion	236.5	254.7
Postretirement benefit liabilities, net of current portion	134.8	133.7
Non-recourse liabilities held by special purpose entities	1,120.2	1,127.3
Deferred income taxes	2,814.2	2,944.4
Other long-term liabilities	1,352.1	1,433.1
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	4.9	1.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 254.3 million and 265.0 million shares outstanding at June 30, 2022 and September 30, 2021, respectively	2.5	2.7
Capital in excess of par value	10,616.4	11,058.8
Retained earnings	1,934.4	1,607.9
Accumulated other comprehensive loss	(1,095.4)	(999.1)
Total stockholders’ equity	11,457.9	11,670.3
Noncontrolling interests	18.6	19.7
Total equity	11,476.5	11,690.0
Total Liabilities and Equity	$28,885.7	$29,254.3

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2022	2021	2022	2021

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	259.3	265.9	265.0	260.4
Issuance of common stock, net of stock received for tax withholdings	0.4	1.0	1.9	6.5
Purchases of common stock	(5.4)	—	(12.6)	—
Balance at end of period	254.3	266.9	254.3	266.9
Common Stock:
Balance at beginning of period	$2.6	$2.7	$2.7	$2.6
Issuance of common stock, net of stock received for tax withholdings	—	—	—	0.1
Purchases of common stock	(0.1)	—	(0.2)	—
Balance at end of period	2.5	2.7	2.5	2.7
Capital in Excess of Par Value:
Balance at beginning of period	10,793.5	11,057.5	11,058.8	10,916.3
Compensation expense under share-based plans	34.7	23.4	74.4	74.3
Issuance of common stock, net of stock received for tax withholdings	12.1	38.6	7.6	128.9
Purchases of common stock	(224.2)	—	(524.3)	—
Other	0.3	(1.1)	(0.1)	(1.1)
Balance at end of period	10,616.4	11,118.4	10,616.4	11,118.4
Retained Earnings:
Balance at beginning of period	1,662.5	1,186.0	1,607.9	1,031.6
Adoption of accounting standards (1)	—	—	—	(3.8)
Net income attributable to common stockholders	377.9	250.1	600.1	514.6
Dividends declared (per share - $0.25, $0.24, $0.75 and $0.64) (2)	(64.8)	(65.0)	(198.5)	(171.1)
Issuance of common stock, net of stock received for tax withholdings	(0.1)	(0.3)	(2.1)	(0.5)
Purchases of common stock	(41.1)	—	(73.0)	—
Balance at end of period	1,934.4	1,370.8	1,934.4	1,370.8
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(880.2)	(1,194.3)	(999.1)	(1,319.9)
Other comprehensive (loss) income, net of tax	(215.2)	153.5	(96.3)	279.1
Balance at end of period	(1,095.4)	(1,040.8)	(1,095.4)	(1,040.8)
Total Stockholders’ equity	11,457.9	11,451.1	11,457.9	11,451.1
Noncontrolling Interests: (3)
Balance at beginning of period	18.7	18.1	19.7	16.9
Net (loss) income	(0.1)	0.2	(0.6)	1.4
Distributions and adjustments to noncontrolling interests	—	1.1	(0.5)	1.1
Balance at end of period	18.6	19.4	18.6	19.4
Total equity	$11,476.5	$11,470.5	$11,476.5	$11,470.5

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

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In millions)	2022	2021

Operating activities:
Consolidated net income	$604.3	$517.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,117.4	1,094.9
Deferred income tax benefit	(114.4)	(53.6)
Share-based compensation expense	74.3	74.4
401(k) match and company contribution in common stock	2.5	112.8
Pension and other postretirement funding more than expense (income)	(101.8)	(82.6)
Cash surrender value increase in excess of premiums paid	(2.5)	(48.8)
Gain on sale of sawmill	—	(16.5)
Gain on sale of investment	—	(16.0)
Other impairment adjustments	314.3	22.6
Mineral rights impairment	26.0	—
(Gain) loss on disposal of plant and equipment and other, net	(12.3)	3.8
Other, net	(66.4)	(25.1)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(260.0)	(333.4)
Inventories	(263.9)	(130.8)
Other assets	(178.4)	(149.7)
Accounts payable	120.0	197.2
Income taxes	129.4	70.0
Accrued liabilities and other	91.6	365.3
Net cash provided by operating activities	1,480.1	1,602.4
Investing activities:
Capital expenditures	(569.5)	(505.4)
Cash paid for purchase of businesses, net of cash received	(7.0)	—
Proceeds from corporate owned life insurance	29.8	26.6
Proceeds from sale of sawmill	—	58.5
Proceeds from sale of investment	—	29.5
Proceeds from sale of property, plant and equipment	25.6	4.3
Proceeds from property, plant and equipment insurance settlement	1.7	1.7
Other, net	5.2	(0.7)
Net cash used for investing activities	(514.2)	(385.5)
Financing activities:
Additions to revolving credit facilities	—	435.0
Repayments of revolving credit facilities	(100.0)	(355.0)
Additions to debt	496.3	258.1
Repayments of debt	(781.5)	(1,131.5)
Changes in commercial paper, net	182.8	—
Other debt additions, net	7.1	16.3
Issuances of common stock, net of related tax withholdings	1.7	14.7
Purchases of common stock	(600.0)	—
Cash dividends paid to stockholders	(195.9)	(169.8)
Other, net	23.7	(9.1)
Net cash used for financing activities	(965.8)	(941.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14.4	23.1
Increase in cash, cash equivalents and restricted cash	14.5	298.7
Cash, cash equivalents and restricted cash at beginning of period	290.9	251.1
Cash, cash equivalents and restricted cash at end of period	$305.4	$549.8

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

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2021 Form 10-K. The results for the three and nine months ended June 30, 2022 are not necessarily indicative of results that may be expected for the full year.

Reclassifications and Adjustments

Effective October 1, 2021, we reorganized our segment reporting to four reportable segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. Prior period amounts have been recast throughout the Notes to Condensed Consolidated Financial Statements, as applicable, to conform to the new segment structure. These changes did not impact our consolidated financial statements. See “Note 6. Segment Information” for additional information.

Certain other amounts in prior periods have been reclassified to conform with the current year presentation.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic ("COVID") continues to evolve and our first priority has been and continues to be the health and safety of our teammates. We have taken, and continue to take, actions to protect the health and safety of our teammates during COVID and we have incurred and continue to incur costs for safety, cleaning and other items related to COVID. The pandemic has affected our operational and financial performance to varying degrees and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new or continuing variants), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines and vaccine boosters), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others. Our net sales have been negatively impacted by COVID, to varying degrees, primarily in the last half of fiscal 2020, and we have experienced and are currently experiencing higher supply chain costs and labor shortages, in part due to the impacts of COVID. Productivity, primarily in our Corrugated Packaging segment, has been negatively impacted by COVID-related absenteeism, particularly in the second quarter of fiscal 2022. The Company’s assessment of the future magnitude and duration of COVID, as well as other factors, may change and could result in changes in our accounting estimates and assumptions used to prepare our financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP").

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

As previously disclosed, we estimated the pre-tax income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded a $15 million credit for preliminary recoveries – approximately $10 million as a reduction of SG&A excluding intangible amortization and approximately $5 million as a reduction of cost of goods sold. In the three and nine months ended June 30, 2022, we received additional business interruption recoveries of $10 million and $20 million, respectively, related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in Net cash provided by operating activities on our condensed consolidated statements of cash flows.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2021 (fiscal 2023 for us) and interim periods within those annual periods. Early adoption is permitted. We early adopted this ASU using the prospective transition approach beginning October 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

New Accounting Standards — Recently Issued

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. This ASU clarifies that contractual sale restrictions should not be considered in measuring the fair value of equity securities. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for us), including interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted after their respective issuance dates through December 31, 2022. We are evaluating our contracts and the impact of optional expedients provided by these ASUs. See “Note 11. Debt” for additional information on our recent credit facility changes.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended June 30, 2022
(In millions)	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total

Primary Geographical Markets
U.S.	$2,111.9	$740.5	$1,452.8	$310.6	$(98.5)	$4,517.3
Canada	149.5	133.5	60.7	4.8	(2.3)	346.2
Latin America	118.1	49.6	64.7	42.3	(0.1)	274.6
EMEA (1)	3.0	270.8	17.6	—	(0.1)	291.3
Asia Pacific	—	75.8	14.5	—	—	90.3
Total	$2,382.5	$1,270.2	$1,610.3	$357.7	$(101.0)	$5,519.7

(1)
Europe, Middle East and Africa ("EMEA")

	Nine Months Ended June 30, 2022
(In millions)	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total

Primary Geographical Markets
U.S.	$6,149.0	$2,108.8	$4,042.2	$914.3	$(266.7)	$12,947.6
Canada	435.8	376.2	180.8	12.1	(5.6)	999.3
Latin America	330.4	143.4	178.0	118.4	(0.3)	769.9
EMEA	6.3	799.9	51.1	—	(0.2)	857.1
Asia Pacific	—	231.2	48.9	—	—	280.1
Total	$6,921.5	$3,659.5	$4,501.0	$1,044.8	$(272.8)	$15,854.0

	Three Months Ended June 30, 2021
(In millions)	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total

Primary Geographical Markets
U.S.	$1,930.4	$630.3	$1,185.0	$283.6	$(89.8)	$3,939.5
Canada	127.6	119.6	48.5	6.4	(2.1)	300.0
Latin America	95.2	35.7	32.1	32.3	(0.2)	195.1
EMEA	1.5	269.5	16.0	—	—	287.0
Asia Pacific	—	77.1	17.6	—	—	94.7
Total	$2,154.7	$1,132.2	$1,299.2	$322.3	$(92.1)	$4,816.3

	Nine Months Ended June 30, 2021
(In millions)	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total

Primary Geographical Markets
U.S.	$5,571.0	$1,834.4	$3,215.4	$798.7	$(238.2)	$11,181.3
Canada	378.8	352.4	147.1	13.6	(4.8)	887.1
Latin America	243.3	120.5	61.2	94.1	(0.3)	518.8
EMEA	3.5	752.3	48.3	—	—	804.1
Asia Pacific	—	215.7	48.7	—	(0.1)	264.3
Total	$6,196.6	$3,275.3	$3,520.7	$906.4	$(243.4)	$13,655.6

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The opening and closing balances of our contract assets and contract liabilities are as follows. Contract assets and contract liabilities are reported within Other current assets and Other current liabilities, respectively, on the condensed consolidated balance sheets.

(In millions)	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning balance - October 1, 2021	$199.1	$12.8
Ending balance - June 30, 2022	229.5	16.1
Increase	$30.4	$3.3

Note 3. Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $0.6 million and $366.3 million for the three and nine months ended June 30, 2022 and $6.9 million and $19.8 million for the three and nine months ended June 30, 2021. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Restructuring	$(1.8)	$7.0	$363.2	$17.7
Other	2.4	(0.1)	3.1	2.1
Restructuring and other costs	$0.6	$6.9	$366.3	$19.8

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

While restructuring costs are not charged to our segments and, therefore, do not reduce each segment's Adjusted EBITDA (as hereinafter defined), we highlight the segment to which the charges relate. As discussed above, effective October 1, 2021, we reorganized our segment reporting to four reportable segments and have recast the prior year disclosure. Since we do not allocate restructuring costs to our segments, charges incurred in

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the Global Paper segment will represent all charges associated with our recycling operations and vertically integrated mills. These operations manufacture for the benefit of each reportable segment that ultimately sells the associated paper and packaging products to our external customers.

We are committed to improving our return on invested capital as well as maximizing the performance of our assets. In the second quarter of fiscal 2022, we recorded various impairments and other charges associated with our decision to permanently cease operations at our Panama City, FL mill by June 6, 2022 as reflected in the table below in the Global Paper segment for the nine months ended June 30, 2022. The mill has ceased operations. The Panama City mill was expected to require significant capital investment to maintain and improve going forward, and the production of fluff pulp is not a priority in our strategy to focus on higher value markets. By closing this mill, significant capital that would have been required to keep the mill competitive in the future is expected to be deployed to improve other key assets. We expect to record future restructuring charges, primarily associated with future carrying costs. The mill had produced containerboard, primarily heavyweight kraft, and fluff pulp, with a combined annual capacity of 645,000 tons of which approximately two-thirds was shipped to external customers. Select grades of containerboard previously produced at the mill are expected to be manufactured at other WestRock facilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and nine months ended June 30, 2022 and 2021, the cumulative recorded amount since we started the initiatives and our estimate of the total we expect to incur (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021	Cumulative	Total Expected
Corrugated Packaging
PP&E and related costs	$0.3	$—	$0.3	$—	$3.9	$3.9
Severance and other employee costs	0.2	0.3	4.2	(0.7)	32.9	32.9
Other restructuring costs	0.6	1.0	1.0	2.3	11.2	17.8
Restructuring total	$1.1	$1.3	$5.5	$1.6	$48.0	$54.6

Consumer Packaging
PP&E and related costs	$—	$—	$—	$0.2	$3.3	$3.3
Severance and other employee costs	1.4	4.2	4.5	10.0	34.7	34.7
Other restructuring costs	—	1.1	0.1	3.0	10.6	10.6
Restructuring total	$1.4	$5.3	$4.6	$13.2	$48.6	$48.6

Global Paper
PP&E and related costs	$(7.5)	$—	$336.9	$—	$388.1	$388.1
Severance and other employee costs	(0.8)	—	9.9	—	16.5	18.7
Other restructuring costs	1.2	—	1.2	0.1	22.2	98.1
Restructuring total	$(7.1)	$—	$348.0	$0.1	$426.8	$504.9

Distribution
PP&E and related costs	$—	$—	$—	$—	$—	$—
Severance and other employee costs	—	—	—	—	0.2	0.2
Other restructuring costs	1.0	—	1.0	—	1.0	1.0
Restructuring total	$1.0	$—	$1.0	$—	$1.2	$1.2

Corporate
PP&E and related costs	$0.4	$—	$1.6	$—	$10.4	$10.4
Severance and other employee costs	—	—	—	0.9	59.5	59.5
Other restructuring costs	1.4	0.4	2.5	1.9	1.7	1.7
Restructuring total	$1.8	$0.4	$4.1	$2.8	$71.6	$71.6

Total (1)
PP&E and related costs	$(6.8)	$—	$338.8	$0.2	$405.7	$405.7
Severance and other employee costs	0.8	4.5	18.6	10.2	143.8	146.0
Other restructuring costs	4.2	2.5	5.8	7.3	46.7	129.2
Restructuring total	$(1.8)	$7.0	$363.2	$17.7	$596.2	$680.9

(1)
The Cumulative and Total Expected columns each exclude approximately $2 million for our former Land and Development segment restructuring charges that were incurred in prior periods since the table includes no current year or prior year period activity for that segment.

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

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Acquisition costs	$1.5	$(0.3)	$1.9	$0.4
Integration costs	0.2	(0.2)	0.4	1.1
Divestiture costs	0.7	0.4	0.8	0.6
Other total	$2.4	$(0.1)	$3.1	$2.1

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our condensed consolidated statements of income (in millions):

	Nine Months Ended
	June 30,
	2022	2021
Accrual at beginning of fiscal year	$13.4	$17.2
Additional accruals	24.1	12.1
Payments	(8.2)	(14.7)
Adjustment to accruals	(0.8)	(2.1)
Foreign currency rate changes and other	(0.2)	(1.8)
Accrual at June 30	$28.3	$10.7

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Nine Months Ended
	June 30,
	2022	2021
Additional accruals and adjustments to accruals (see table above)	$23.3	$10.0
PP&E and related costs	338.8	0.2
Severance and other employee costs	—	0.4
Acquisition costs	1.9	0.4
Integration costs	0.4	1.1
Divestiture costs	0.8	0.6
Other restructuring costs	1.1	7.1
Total restructuring and other costs	$366.3	$19.8

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

At June 30, 2022 and September 30, 2021, we had recorded withdrawal liabilities of $219.6 million and $247.1 million, respectively, including liabilities associated with PIUMPF's accumulated funding deficiency demands. The decrease in withdrawal liabilities in fiscal 2022 as compared to the end of fiscal 2021 was primarily due to an increase in interest rates.

See “Note 5. Retirement Plans,” and the subsection “Multiemployer Plans” in that Note, of the Notes to Consolidated Financial Statements in the Fiscal 2021 Form 10-K for more information regarding our involvement with retirement plans and involvement with MEPPs.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Pension and Postretirement Income / Expense

The following table presents a summary of the components of net pension income (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$10.7	$11.2	$35.9	$38.3
Interest cost	46.9	47.3	141.6	140.4
Expected return on plan assets	(92.0)	(92.0)	(277.0)	(276.0)
Amortization of net actuarial loss	2.3	9.8	6.7	25.7
Amortization of prior service cost	2.1	2.3	6.3	6.3
Settlement loss	—	—	0.2	—
Company defined benefit plan income	(30.0)	(21.4)	(86.3)	(65.3)
Multiemployer and other plans	0.4	0.4	1.1	1.2
Net pension income	$(29.6)	$(21.0)	$(85.2)	$(64.1)

The non-service elements of our pension and postretirement costs set forth in this Note 4 are reflected in the condensed consolidated statements of income line item “Pension and other postretirement non-service income”. The service cost components are reflected in “Cost of goods sold” and “Selling, general and administrative, excluding intangible amortization” line items.

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$0.3	$0.2	$0.8	$0.8
Interest cost	1.7	1.5	4.8	4.4
Amortization of net actuarial loss (gain)	0.4	0.2	(0.4)	(0.4)
Amortization of prior service credit	(0.1)	(0.6)	(0.5)	(1.8)
Net postretirement cost	$2.3	$1.3	$4.7	$3.0

Employer Contributions

During the three and nine months ended June 30, 2022, we made contributions to our qualified and supplemental defined benefit pension plans of $4.8 million and $15.1 million, respectively, and for the three and nine months ended June 30, 2021 we made contributions of $4.8 million and $15.6 million, respectively.

During the three and nine months ended June 30, 2022, we funded an aggregate of $2.0 million and $5.1 million, respectively, to our other postretirement benefit plans and for the three and nine months ended June 30, 2021 we funded an aggregate of $1.6 million and $4.7 million, respectively.

Note 5. Income Taxes

The effective tax rate for the three and nine months ended June 30, 2022 was 25.9% and 24.2%, respectively. The effective tax rate for both periods was impacted by (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, and (iv) the impact of our decision to surrender two corporate owned life insurance policies, partially offset by (v) benefits from research and development tax credits. The lower tax rate in the nine months ended June 30, 2022 was primarily due to a larger impact from research and development tax credits in that period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The effective tax rate for the three and nine months ended June 30, 2021 was 23.6% and 23.4%, respectively. The effective tax rate for both periods was impacted by (i) the inclusion of state taxes, (ii) tax expense related to stock-based compensation, (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, (iv) tax expense related to remeasurement of deferred taxes as a result of a tax law change in the United Kingdom, partially offset by (v) tax benefit related to the annual domestic federal return-to-provision true-up and (vi) research and development tax credits. In addition, the nine months ended June 30, 2021 was also impacted by tax benefit related to remeasurement of deferred taxes as a result of a state law change.

During the nine months ended June 30, 2022 and June 30, 2021, cash paid for income taxes, net of refunds, was $175.8 million and $140.6 million, respectively.

Note 6. Segment Information

Effective October 1, 2021, we reorganized our reportable segments due to recent changes in our organizational structure and how our chief operating decision maker (“CODM”) makes key operating decisions, allocates resources and assesses the performance of our business. We believe the new segments provide greater visibility into the vertical integration between our mills and converting operations as well as the value of a diversified portfolio of assets, and helps us highlight the performance of our portfolio. Prior to the reorganization, the Company had two reportable segments: Corrugated Packaging and Consumer Packaging. Our reportable segments now are:

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
•
Global Paper, which consists of our commercial paper operations and generates its revenues primarily from the sale of containerboard and paperboard to external customers; and
•
Distribution, which consists of our distribution and display assembly operations and generates its revenues primarily from the distribution of packaging products and assembly of display products.

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

Effective October 1, 2021, Adjusted EBITDA is our measure of segment profitability in accordance with ASC 280, “Segment Reporting” because it is used by our CODM to make decisions regarding allocation of resources and to assess segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pre-tax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: gain on sale of certain closed facilities, multiemployer pension withdrawal income, mineral rights impairment, restructuring and other costs, non-allocated expenses, interest expense, net, loss on extinguishment of debt, other (expense) income, net, and other adjustments - each as outlined in the table below ("Adjusted EBITDA"). Management believes excluding these items is useful in the evaluation of operating performance from period to period because they are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments. We have recast prior periods presented to conform with the new segment structure. These changes did not impact our consolidated financial statements. In connection with the reorganization of our reportable segments, we changed the amount of previously non-allocated expenses.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables show selected operating data for our reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales (aggregate):
Corrugated Packaging	$2,382.5	$2,154.7	$6,921.5	$6,196.6
Consumer Packaging	1,270.2	1,132.2	3,659.5	3,275.3
Global Paper	1,610.3	1,299.2	4,501.0	3,520.7
Distribution	357.7	322.3	1,044.8	906.4
Total	$5,620.7	$4,908.4	$16,126.8	$13,899.0
Less net sales (intersegment):
Corrugated Packaging	$93.5	$86.9	$246.2	$229.9
Consumer Packaging	6.1	5.0	19.0	13.0
Distribution	1.4	0.2	7.6	0.5
Total	$101.0	$92.1	$272.8	$243.4
Net sales (unaffiliated customers):
Corrugated Packaging	$2,289.0	$2,067.8	$6,675.3	$5,966.7
Consumer Packaging	1,264.1	1,127.2	3,640.5	3,262.3
Global Paper	1,610.3	1,299.2	4,501.0	3,520.7
Distribution	356.3	322.1	1,037.2	905.9
Total	$5,519.7	$4,816.3	$15,854.0	$13,655.6
Adjusted EBITDA:
Corrugated Packaging	$385.2	$363.9	$1,002.8	$1,032.6
Consumer Packaging	234.9	183.3	610.0	522.7
Global Paper	399.0	265.2	940.0	576.5
Distribution	19.2	18.0	53.7	45.4
Total	1,038.3	830.4	2,606.5	2,177.2
Depreciation, depletion and amortization	(377.3)	(369.0)	(1,117.4)	(1,094.9)
Gain on sale of certain closed facilities	—	—	14.4	0.9
Multiemployer pension withdrawal income	—	—	3.3	—
Mineral rights impairment	(26.0)	—	(26.0)	—
Restructuring and other costs	(0.6)	(6.9)	(366.3)	(19.8)
Non-allocated expenses	(32.8)	(19.4)	(66.8)	(55.9)
Interest expense, net	(78.5)	(102.5)	(237.7)	(279.8)
Loss on extinguishment of debt	—	—	(8.2)	(1.1)
Other (expense) income, net	(7.2)	6.4	(0.7)	13.8
Other adjustments	(3.4)	(10.6)	(3.7)	(64.3)
Income before income taxes	$512.5	$328.4	$797.4	$676.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation, depletion and amortization:
Corrugated Packaging	$169.7	$169.5	$503.6	$512.8
Consumer Packaging	88.2	90.1	264.6	264.2
Global Paper	113.0	102.7	329.0	298.0
Distribution	5.8	5.7	17.4	17.2
Corporate	0.6	1.0	2.8	2.7
Total	$377.3	$369.0	$1,117.4	$1,094.9

Other adjustments:
Corrugated Packaging	$0.8	$1.9	$(5.6)	$13.4
Consumer Packaging	—	1.5	7.7	11.2
Global Paper	2.6	0.9	1.6	3.3
Distribution	—	—	—	0.6
Corporate	—	6.3	—	35.8
Total	$3.4	$10.6	$3.7	$64.3

As we report the benefit of vertical integration with our mills in each reportable segment that ultimately sells the associated paper and packaging products to our external customers, we correspondingly allocate the assets and capital expenditures of our mill system across our reportable segments. The following tables reflect such allocation.

	June 30, 2022	September 30, 2021
Assets:
Corrugated Packaging	$11,461.2	$11,526.0
Consumer Packaging	6,725.0	6,750.5
Global Paper	7,305.1	7,525.7
Distribution	813.9	796.2
Assets held for sale	4.2	10.9
Corporate	2,576.3	2,645.0
Total	$28,885.7	$29,254.3

Intangibles, net:
Corrugated Packaging	$677.6	$765.9
Consumer Packaging	1,583.7	1,719.2
Global Paper	628.9	677.7
Distribution	141.1	156.0
Total	$3,031.3	$3,318.8

Equity method investments:
Corrugated Packaging	$476.5	$434.4
Consumer Packaging	0.4	17.7
Global Paper	0.8	0.8
Corporate	0.1	0.4
Total	$477.8	$453.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended
	June 30,
	2022	2021
Capital expenditures:
Corrugated Packaging	$260.3	$215.0
Consumer Packaging	109.9	116.7
Global Paper	165.8	160.8
Distribution	2.9	0.5
Corporate	30.6	12.4
Total	$569.5	$505.4

The changes in the carrying amount of goodwill during the nine months ended June 30, 2022 are as follows (in millions):

	Legacy Reportable Segments		New Reportable Segments
	Corrugated Packaging	Consumer Packaging	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Total
Balance as of Sep. 30, 2021	$3,663.3	$2,295.9	$—	$—	$—	$—	$5,959.2
Segment recasting (1)	(3,663.3)	(2,295.9)	2,834.8	1,603.3	1,382.0	139.1	—
Goodwill acquired	—	—	3.2	—	—	—	3.2
Translation adjustments	—	—	(19.2)	(5.9)	(7.7)	(0.8)	(33.6)
Balance as of June 30, 2022
Goodwill	$—	$—	$2,818.8	$1,597.4	$1,374.3	$138.3	$5,928.8

(1)
Represents reallocation of goodwill as a result of changes in segments on October 1, 2021.

In accordance with ASC 350, “Intangibles – goodwill and other”, we determined our new reporting units to be the same as our operating segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. As of October 1, 2021, we performed an interim quantitative goodwill impairment test for our new reporting units using a combination of both guideline public company and discounted cash flow valuation methods. In performing the impairment test, we considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of COVID, macroeconomic conditions, industry and market considerations, and financial performance, including forecasted revenue, earnings and capital expenditures of each reporting unit. The discount rate used for each reporting unit ranged from 8.0% to 11.5%. We used perpetual growth rates in the reporting units ranging from 0.0% to 1.0%. Each of our reporting units had a fair value that exceeded its carrying value by more than 10%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points to estimate the fair value of each reporting unit, the fair value of each of our reporting units would have continued to exceed its carrying value. There have been no subsequent indicators of impairment of our long-lived assets, including goodwill, that required an interim quantitative test to be performed.

Note 7. Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense	$(92.4)	$(114.0)	$(275.6)	$(314.4)
Interest income	13.9	11.5	37.9	34.6
Interest expense, net	$(78.5)	$(102.5)	$(237.7)	$(279.8)

Cash paid for interest, net of amounts capitalized, of $238.1 million and $246.9 million were made during the nine months ended June 30, 2022 and June 30, 2021, respectively.

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

The components of inventories were as follows (in millions):

	June 30, 2022	September 30, 2021
Finished goods and work in process	$1,074.4	$972.7
Raw materials	1,096.0	888.1
Spare parts and supplies	515.5	536.4
Inventories at FIFO cost	2,685.9	2,397.2
LIFO reserve	(385.4)	(223.9)
Net inventories	$2,300.5	$2,173.3

Note 9. Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	June 30, 2022	September 30, 2021
Property, plant and equipment at cost:
Land and buildings	$2,696.4	$2,626.0
Machinery and equipment	16,359.8	15,853.1
Forestlands and mineral rights (1)	98.1	120.0
Transportation equipment	26.1	26.1
Leasehold improvements	99.2	93.9
	19,279.6	18,719.1
Less: accumulated depreciation, depletion and amortization	(9,221.2)	(8,149.0)
Property, plant and equipment, net	$10,058.4	$10,570.1

(1)
In the third quarter ended June 30, 2022, we recorded a $26.0 million pre-tax non-cash impairment of certain mineral rights. With the impairment, we have no remaining mineral rights at June 30, 2022.

Non-cash additions to property, plant and equipment at June 30, 2022 and September 30, 2021 were $130.3 million and $108.5 million, respectively.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, ROU assets related to operating leases, goodwill and other and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 3. Restructuring and Other Costs” for impairments associated with restructuring activities including the impairment of our Panama City, FL mill in the second quarter of fiscal 2022 and other such similar items presented as “PP&E and related costs”. Fair value of the remaining land, building and improvements was determined based on a third party appraisal. During the three and nine months ended June 30, 2022 and 2021, we did not have any significant non-restructuring nonfinancial assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the $26.0 million pre-tax non-cash impairment of certain mineral rights in the third quarter of fiscal 2022 that was driven by a lack of new leasing or development activity on the related properties for an extended period of time. With the impairment, we have no remaining mineral rights at June 30, 2022.

Accounts Receivable Sales Agreements

We are a party to an accounts receivable sales agreement to sell to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts. The terms of the agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. On August 31, 2021, we amended the then existing $700.0 million facility to extend the maturity to September 16, 2022. Transfers under the agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing” ("ASC 860"). We are in discussion with our banks regarding the renewal of this facility, at which time we will address the transition from LIBOR to the Secure Overnight Funding Rate ("SOFR").

We also have a similar facility that was amended on December 2, 2021 to increase the $88.5 million purchase limit to $110.0 million, establish the transition from LIBOR to SOFR at a future date and revise certain fees. The facility remains uncommitted and has a one-year term ending December 4, 2022.

The customers from these facilities are not included in the Receivables Securitization Facility that is discussed in “Note 11. Debt”.

The following table presents a summary of these accounts receivable sales agreements for the nine months ended June 30, 2022 and June 30, 2021 (in millions):

	Nine Months Ended
	June 30,
	2022	2021
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(2,200.7)	(2,011.9)
Receivables collected by financial institutions	2,113.3	1,939.6
Cash proceeds from financial institutions	87.4	72.3
Receivable from financial institutions at June 30	$—	$—

Receivables sold under these accounts receivable sales agreements as of the respective balance sheet dates were approximately $753.3 million and $665.9 million as of June 30, 2022 and September 30, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cash proceeds related to the receivables sold are included in Net cash provided by operating activities in the condensed consolidated statements of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $5.0 million and $10.4 million for the three and nine months ended June 30, 2022, and $2.8 million and $8.5 million for the three and nine months ended June 30, 2021, and is recorded in “Other (expense) income, net” in the condensed consolidated statements of income. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Note 11. Debt

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2021 Form 10-K for additional information on our debt and interest rates on that debt. As noted below, we have been addressing the LIBOR transition in our applicable debt facilities and expect to complete the transition by the end of the current calendar year and in any event prior to the June 30, 2023 deadline when the remaining rates cease publication. See below for additional information regarding changes to certain facilities.

The following table shows the carrying value of the individual components of our debt (in millions):

	June 30, 2022	September 30, 2021
Public bonds due fiscal 2023 to 2028	$3,432.4	$3,778.2
Public bonds due fiscal 2029 to 2033	2,756.7	2,766.5
Public bonds due fiscal 2037 to 2047	177.9	178.2
Term loan facilities	599.1	598.9
Revolving credit and swing facilities	170.0	270.0
Receivables securitization	120.0	—
Commercial paper	182.8	—
Finance lease obligations	257.0	264.1
Vendor financing and commercial card programs	120.2	113.1
International and other debt	206.8	225.1
Total debt	8,022.9	8,194.1
Less: current portion of debt	387.8	168.8
Long-term debt due after one year	$7,635.1	$8,025.3

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at June 30, 2022.

On March 22, 2022, we redeemed $350 million aggregate principal amount of our 4.00% senior notes due March 2023 primarily using borrowings under our Receivables Securitization Facility (as hereinafter defined) and recorded an $8.2 million loss on extinguishment of debt.

The estimated fair value of our debt was approximately $7.9 billion as of June 30, 2022 and $9.0 billion at September 30, 2021. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount, as the variable interest rates reprice frequently at observable current market rates.

Revolving Credit Facility

On July 7, 2022, we terminated our then-existing $2.3 billion unsecured revolving credit facility entered into on July 1, 2015 and as had been subsequently amended as well as the commitments thereunder (the “Prior Revolving Credit Facility”). At June 30, 2022 and September 30, 2021, there were no amounts outstanding under the facility.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On the same date, we entered into a five-year senior unsecured revolving credit facility in an aggregate amount of $2.3 billion, consisting of a $1.8 billion U.S. revolving facility and a $500 million multicurrency revolving facility (collectively, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and multicurrency agent. The Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the credit agreement.

Loans under the Revolving Credit Facility may be drawn in U.S. dollars, Canadian dollars, Euro and Pounds Sterling. At our option, loans under the Revolving Credit Facility will bear interest at (a) in the case of loans denominated in U.S. dollars, either Term SOFR or an alternate base rate, (b) in the case of loans denominated in Canadian dollars, one of CDOR, the U.S. Base Rate or the Canadian Prime Rate, (c) in the case of loans denominated in Euro, EURIBOR and (d) in the case of loans denominated in Pounds Sterling, SONIA, in each case plus an applicable interest rate margin that will fluctuate between 0.875% per annum and 1.500% per annum (for Term SOFR loans, CDOR loans, EURIBOR loans and SONIA loans) or between 0.000% per annum and 0.500% per annum (for alternate base rate loans, U.S. Base Rate loans and Canadian Prime Rate loans), based upon the Company’s corporate credit ratings or the Leverage Ratio (as each of these terms is defined in the Revolving Credit Agreement) whichever yields a lower applicable interest rate margin at such time. Term SOFR loans will be subject to a credit spread adjustment equal to 0.10% per annum. In addition, unused revolving commitments under the Revolving Credit Facility will accrue a commitment fee that will fluctuate between 0.080% per annum and 0.225% per annum, based upon the Company’s corporate credit ratings or the Leverage Ratio (whichever yields a lower applicable commitment fee rate) at such time.

Farm Loan Credit Facility

On September 27, 2019, we entered into a credit agreement (and as subsequently amended, the “Prior Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent, that replaced our then-existing facility. The Prior Farm Loan Credit Agreement provided for a seven-year senior unsecured term loan in an aggregate principal amount of $600 million (the “Prior Farm Loan Credit Facility”). The Prior Farm Loan Credit Facility was guaranteed by WestRock Company and certain of its subsidiaries as set forth in the credit agreement. The carrying value of this facility at June 30, 2022 and September 30, 2021 was $599.1 million and $598.9 million, respectively.

On July 7, 2022, we entered into an amended and restated credit agreement that amends and restates the Prior Farm Loan Credit Agreement (the “Restated Farm Credit Facility Agreement”) with CoBank, ACB, as administrative agent. The Restated Farm Credit Facility Agreement provides for a seven-year senior unsecured term loan facility in an aggregate principal amount of $600 million (the “Restated Farm Credit Facility”). At any time, we have the ability to increase the principal amount by up to $400 million by written notice. The Restated Farm Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the credit agreement.

At our option, loans issued under the Restated Farm Credit Facility will bear interest at either Term SOFR or an alternate base rate, in each case plus an applicable interest rate margin that will fluctuate between 1.650% per annum and 2.275% per annum (for Term SOFR loans) or between 0.650% per annum and 1.275% per annum (for alternate base rate loans), based upon the Company’s corporate credit ratings or the Leverage Ratio (as each of these terms is defined in the Restated Farm Credit Facility Agreement) whichever yields a lower applicable interest rate margin at such time. In addition, Term SOFR loans will be subject to a credit spread adjustment equal to 0.10% per annum.

Receivables Securitization Facility

On March 12, 2021, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), extended the maturity to March 11, 2024 and established the transition to the SOFR at a future date from a blend of the market rate for asset-backed commercial paper and the one-month LIBOR rate plus a credit spread, and revised certain fees. At June 30, 2022 and September 30, 2021, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $700.0 million and $690.3 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2022 and September 30, 2021 were approximately $1,423.0 million and $1,318.4 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At June 30, 2022 there was $120.0 million outstanding under this facility primarily as a result of the redemption of our senior notes discussed above. At September 30, 2021, there was no amount outstanding under this facility.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

European Revolving Credit Facility

On July 7, 2022, we terminated our then-existing three-year unsecured €600.0 million European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch, as administrative agent, entered into on February 26, 2021 and as subsequently amended. At June 30, 2022, we had borrowed $170.0 million under this facility and entered into foreign currency exchange contracts of $170.4 million as an economic hedge for the U.S. dollar denominated borrowing plus interest by a non-U.S. dollar functional currency entity. The net of gains or losses from these foreign currency exchange contracts and the changes in the remeasurement of the U.S. dollar denominated borrowing in our foreign subsidiaries have been immaterial to our condensed consolidated statements of income. At September 30, 2021, we had borrowed $270.0 million under this facility.

On the same date, we entered into a credit agreement (the "Rabobank Credit Agreement") with Coöperatieve Rabobank U.A., New York Branch, as administrative agent. The Rabobank Credit Agreement provides for a three-year senior unsecured revolving credit facility in an aggregate amount of €700.0 million and includes an incremental €100.0 million accordion feature (the “Rabobank Credit Facility”) The Rabobank Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the credit agreement.

Loans under the Rabobank Credit Facility may be drawn in U.S. dollars, Euro and Pounds Sterling. At our option loans under the Rabobank Credit Facility will bear interest at (a) in the case of loans denominated in U.S. dollars, either Term SOFR or an alternate base rate, (b) in the case of loans denominated in Euro, EURIBOR and (c) in the case of loans denominated in Pounds Sterling, SONIA, in each case plus an applicable interest rate margin that will fluctuate between 0.875% per annum and 1.625% per annum (for Term SOFR loans, EURIBOR loans and SONIA loans) or between 0.000% per annum and 0.625% per annum (for alternate base rate loans), based upon the Company’s corporate credit ratings at such time. Term SOFR loans will be subject to a credit spread adjustment equal to 0.10% per annum. In addition, unused revolving commitments under the Rabobank Credit Facility will accrue a commitment fee that will fluctuate between 0.100% per annum and 0.275% per annum, based upon the Company’s corporate credit ratings at such time. Loans under the Rabobank Credit Facility may be prepaid at any time without premium.

Commercial Paper

On December 7, 2018, we established a new unsecured commercial paper program with WRKCo Inc. ("WRKCo") as the issuer. Under the program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is (and, prior to July 7, 2022, the Prior Revolving Credit Facility was) intended to backstop the commercial paper program. Amounts available under the program are expected to be used for general corporate purposes and may be borrowed, repaid and re-borrowed from time to time. At June 30, 2022, we had issued $182.8 million in commercial paper. At September 30, 2021, there was no amount outstanding.

Note 12. Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $88.3 million and $258.1 million during the three and nine months ended June 30, 2022, respectively. Our total lease cost, net was $81.3 million and $241.4 million during the three and nine months ended June 30, 2021, respectively. We obtained $131.7 million and $137.6 million of ROU assets in exchange for lease liabilities during the nine months ended June 30, 2022 and 2021, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Condensed Consolidated Balance Sheet Caption	June 30, 2022	September 30, 2021
Operating leases:
Operating lease right-of-use asset	Other assets	$678.1	$676.0

Current operating lease liabilities	Other current liabilities	$184.9	$177.9
Operating lease liabilities	Other long-term liabilities	535.0	537.9
Total operating lease liabilities		$719.9	$715.8

Finance leases:
Property, plant and equipment		$144.1	$143.2
Accumulated depreciation		(34.8)	(28.3)
Property, plant and equipment, net		$109.3	$114.9

Current finance lease liabilities	Current portion of debt	$7.9	$8.7
Noncurrent finance lease liabilities	Long-term debt due after one year	249.1	255.4
Total finance lease liabilities		$257.0	$264.1

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

We have incurred, and will continue to incur, capital expenditures to meet our health and safety compliance requirements, as well as to improve our safety systems. We do not believe that future compliance with occupational health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

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

As of June 30, 2022, we had $10.9 million reserved for environmental liabilities on an undiscounted basis, of which $1.6 million is included in other long-term liabilities and $9.3 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at June 30, 2022.

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

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2022, there were approximately 1,925 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows. At June 30, 2022, we had $17.5 million reserved for these matters.

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

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$722 million ($138 million) as of June 30, 2022, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, that excludes certain penalties, is included in the unrecognized tax benefits table in our Fiscal 2021 Form 10-K, see “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of June 30, 2022, we had recorded $0.8 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 14. Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding common stock, par value $0.01 per share (“Common Stock”) as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, plus any unutilized shares left from the July 2015 authorization. The 25.0 million shares represents an additional authorization of approximately 10% of our outstanding Common Stock. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the programs, in the nine months ended June 30, 2022, we repurchased approximately 12.6 million shares of our Common Stock for an aggregate cost of $597.5 million. The amount reflected as purchased in the condensed consolidated statements of cash flows varies due to the timing of share settlement. In the nine months ended June 30, 2021, we repurchased no shares of Common Stock. As of June 30, 2022, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended June 30, 2022 and June 30, 2021 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2021	$(0.2)	$(536.5)	$(462.4)	$(999.1)
Other comprehensive (loss) income before reclassifications	(23.5)	0.1	(81.7)	(105.1)
Amounts reclassified from accumulated other comprehensive loss	—	8.8	—	8.8
Net current period other comprehensive (loss) income	(23.5)	8.9	(81.7)	(96.3)
Balance at June 30, 2022	$(23.7)	$(527.6)	$(544.1)	$(1,095.4)

(1)
All amounts are net of tax and noncontrolling interests.

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2020	$(5.6)	$(727.7)	$(586.6)	$(1,319.9)
Other comprehensive (loss) income before reclassifications	(0.1)	—	253.0	252.9
Amounts reclassified from accumulated other comprehensive loss	4.4	21.8	—	26.2
Net current period other comprehensive income	4.3	21.8	253.0	279.1
Balance at June 30, 2021	$(1.3)	$(705.9)	$(333.6)	$(1,040.8)

(1)
All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 24% to 25% for the nine months ended June 30, 2022 and 23% to 24% for the nine months ended June 30, 2021. Although we are impacted by the exchange rates of a number of currencies, foreign currency translation adjustments recorded in accumulated other comprehensive loss for the nine months ended June 30, 2022 were primarily due to losses in the British Pound, Japanese Yen and Canadian dollar partially offset by gains in the Brazilian Real, each against the U.S. dollar. Foreign currency translation adjustments recorded in accumulated other comprehensive loss for the nine months ended June 30, 2021 were primarily due to gains in the Brazilian Real, Canadian dollar, Mexican Peso and British Pound, each against the U.S. dollar.

In the third quarter of fiscal 2022, we entered into various natural gas commodity derivatives that were designated as cash flow hedges for accounting purposes. Therefore, the entire change in fair value of the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. At June 30, 2022, the notional amount of our natural gas commodity derivatives was 14.4 million MMBtu, which is scheduled to be settled over the next twelve months. At June 30, 2022, we were in a liability position of $31.3 million recorded in Other current liabilities on our condensed consolidated balance sheet. Fair value measurements for our natural gas commodity derivatives are classified under Level 2 because such measurements are estimated based on observable inputs such as commodity future prices. We have the right of offset and disclose our positions net by counterparty.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(2.5)	$0.6	$(1.9)	$(9.3)	$2.1	$(7.2)
Prior service costs (2)	(2.0)	0.5	(1.5)	(1.6)	0.3	(1.3)
Subtotal defined benefit plans	(4.5)	1.1	(3.4)	(10.9)	2.4	(8.5)

Derivative Instruments: (1)
Interest rate swap hedge loss (3)	—	—	—	(2.1)	0.6	(1.5)

Total reclassifications for the period	$(4.5)	$1.1	$(3.4)	$(13.0)	$3.0	$(10.0)

(1)
Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)
Included in the computation of net periodic pension cost. See “Note 4. Retirement Plans” for additional details.
(3)
These accumulated other comprehensive loss components are included in Interest expense, net.

	Nine Months Ended			Nine Months Ended
	June 30, 2022			June 30, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(6.0)	$1.5	$(4.5)	$(24.1)	$5.7	$(18.4)
Prior service costs (2)	(5.8)	1.5	(4.3)	(4.4)	1.0	(3.4)
Subtotal defined benefit plans	(11.8)	3.0	(8.8)	(28.5)	6.7	(21.8)

Derivative Instruments: (1)
Interest rate swap hedge loss (3)	—	—	—	(6.0)	1.6	(4.4)

Total reclassifications for the period	$(11.8)	$3.0	$(8.8)	$(34.5)	$8.3	$(26.2)

(1)
Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)
Included in the computation of net periodic pension cost. See “Note 4. Retirement Plans” for additional details.
(3)
These accumulated other comprehensive loss components are included in Interest expense, net.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 15. Earnings Per Share

The restricted stock grants to non-employee directors prior to fiscal 2022 were considered participating securities as they received non-forfeitable rights to dividends at the same rate as our Common Stock. As participating securities, we included these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260, “Earnings per Share”. Beginning in fiscal 2022, the restricted stock grants to non-employee directors are not considered participating securities as the rights to dividends accrued during the vesting period are forfeitable. The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common stockholders	$377.9	$250.1	$600.1	$514.6
Less: Distributed and undistributed income available to participating securities	—	—	(0.1)	(0.1)
Distributed and undistributed income available to common stockholders	$377.9	$250.1	$600.0	$514.5

Denominator:
Basic weighted average shares outstanding	255.6	266.5	261.2	264.7
Effect of dilutive stock options and non- participating securities	1.8	2.5	2.0	2.3
Diluted weighted average shares outstanding	257.4	269.0	263.2	267.0

Basic earnings per share attributable to common stockholders	$1.48	$0.94	$2.30	$1.94
Diluted earnings per share attributable to common stockholders	$1.47	$0.93	$2.28	$1.93

Approximately 0.4 million and 0.5 million awards in the three months ended June 30, 2022 and 2021, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Approximately 0.4 million and 0.6 million awards in the nine months ended June 30, 2022 and 2021, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 16. Subsequent Events

Grupo Gondi Acquisition

On July 27, 2022, we announced our entry into an agreement to acquire the remaining 67.7% interest in Gondi, S.A. de C.V. (“Grupo Gondi”) for $970 million, plus the assumption of debt, representing an estimated implied enterprise value of $1.763 billion. Grupo Gondi is a leading integrated producer of corrugated and consumer packaging that operates four paper mills, nine corrugated packaging plants and six high graphic plants throughout Mexico, producing sustainable packaging for a wide range of end markets in the region. This tuck-in acquisition will provide us with further geographic and end market diversification as well as position us to continue to grow in the attractive Latin American market. The acquisition, which is subject to a number of customary closing conditions, including approval by regulatory authorities in Mexico, is expected to close by the end of this calendar year, after which we will consolidate Grupo Gondi into our financial statements.

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

Presentation

Effective October 1, 2021, we reorganized our segment reporting to four reportable segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. Also, effective October 1, 2021, our measure of segment profitability for each reportable segment is Adjusted EBITDA in accordance with ASC 280, “Segment Reporting” because it is the measure used by our CODM to make decisions regarding allocation of resources and to assess segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pre-tax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: gain on sale of certain closed facilities, multiemployer pension withdrawal income, mineral rights impairment, restructuring and other costs, non-allocated expenses, interest expense, net, loss on extinguishment of debt, other (expense) income, net, and other adjustments. Management believes excluding these items is useful in the evaluation of operating performance from period to period because they are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments. We have recast prior periods presented to conform with the new segment structure. These changes did not impact our consolidated financial statements. In connection with the reorganization of our reportable segments, we changed the amount of previously non-allocated expenses. See “Note 6. Segment Information” for additional information.

EXECUTIVE SUMMARY

Net sales of $5,519.7 million for the third quarter of fiscal 2022 increased $703.4 million, or 14.6%, compared to the third quarter of fiscal 2021. This increase was primarily due to the impact of higher selling price/mix that was partially offset by the unfavorable impact of foreign currency.

Net income attributable to common stockholders of $377.9 million for the third quarter of fiscal 2022 increased $127.8 million, or 51.1%, compared to the third quarter of fiscal 2021. The impact of higher selling price/mix was partially offset by increased cost inflation, higher operating costs and lower volumes. Consolidated Adjusted EBITDA of $1,005.5 million for the third quarter of fiscal 2022 increased $194.5 million, or 24.0%, compared to $811.0 million in the third quarter of fiscal 2021. Net income in the quarter was also impacted by a $26.0 million pre-tax non-cash mineral rights impairment that was largely offset by $18.7 million of insurance recoveries related to the fiscal 2021 ransomware incident and winter weather event (the “Events”). The insurance recoveries were primarily for business interruption costs and were recorded as a reduction of Cost of goods sold.

Earnings per diluted share were $1.47 and $0.93 in the three months ended June 30, 2022 and 2021, respectively. Adjusted Earnings Per Diluted Share were $1.54 and $1.00 in the three months ended June 30, 2022 and 2021, respectively. See the discussion and tables under “Non-GAAP Financial Measures” below with respect to Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share.

Net cash provided by operating activities in the nine months ended June 30, 2022 and June 30, 2021 was $1,480.1 million and $1,602.4 million, respectively. The decline was primarily due to $379.9 million of greater working capital usage compared to the prior year period. The greater working capital usage was primarily due to actions taken in the prior year to preserve cash due to the high uncertainty during the COVID pandemic, such as the payment during the prior year period of certain bonuses and 401(k) match in stock rather than in cash, and the payment of certain deferred payroll taxes that relate to relief offered under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the current year period. During the nine months ended June 30, 2022, we invested $569.5 million in capital expenditures and returned $795.9 million in capital to stockholders, specifically $600.0 million in stock repurchases and $195.9 million in dividend payments. During the nine months ended June 30, 2022, debt decreased $171.2 million due to repayments primarily using net cash provided by operating activities that exceeded aggregate capital expenditures and capital returned to stockholders in the form of dividends and share repurchases.

In the fourth quarter of fiscal 2022, we have approximately 45,000 tons of scheduled maintenance downtime compared to 12,000 in the prior year period. We expect the continued flow through of previously published price increases, and that those increases will more than offset inflation. We expect higher inflation costs sequentially, driven by higher natural gas costs and slightly higher recycled fiber costs, partially offset by lower virgin fiber costs. We also expect increased logistics costs. As a result of these, and other factors, we expect higher earnings compared to the prior year period.

A detailed review of our performance appears below under “Results of Operations”.

COVID Pandemic

The global impact of the COVID pandemic continues to evolve and our first priority has been and continues to be the health and safety of our teammates. We have taken, and continue to take, actions to protect the health and safety of our teammates during COVID and we have incurred and continue to incur costs for safety, cleaning and other items related to COVID. The pandemic has affected our operational and financial performance to varying degrees and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to new or continuing variants), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines and vaccine boosters), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others.

Our net sales have been negatively impacted by COVID, to varying degrees, primarily in the last half of fiscal 2020, and we have experienced and are currently experiencing higher supply chain costs and labor shortages, in part due to the impacts of COVID. Productivity, primarily in our Corrugated Packaging segment, has been negatively impacted by COVID-related absenteeism, particularly in the second quarter of fiscal 2022. While the negative impact in the third quarter diminished, we may experience COVID-related absenteeism in future periods, to varying degrees, depending upon the impact of new or continuing variants. The Company’s assessment of the future magnitude and duration of COVID, as well as other factors, may change and could result in changes in our accounting estimates and assumptions used to prepare our financial statements in conformity with GAAP. In the first quarter of fiscal 2021 we recorded $22.0 million of relief payments to employees.

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

As previously disclosed, our mill system production was approximately 115,000 tons lower than planned for the quarter ended March 31, 2021 as a result of this incident. We estimate the pre-tax income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded a $15 million credit for preliminary recoveries – approximately $10 million as a reduction of SG&A excluding intangible amortization and approximately $5 million as a reduction of cost of goods sold. In the three and nine months ended June 30, 2022, we received additional business interruption recoveries of $10 million and $20 million, respectively, related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in Net cash provided by operating activities on our condensed consolidated statements of cash flows.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three and nine months ended June 30, 2022 and June 30, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$5,519.7	$4,816.3	$15,854.0	$13,655.6
Cost of goods sold	4,360.3	3,886.4	12,894.3	11,223.2
Gross profit	1,159.4	929.9	2,959.7	2,432.4
Selling, general and administrative, excluding intangible amortization	504.3	450.9	1,450.3	1,327.1
Selling, general and administrative intangible amortization	87.5	88.8	263.6	269.3
(Gain) loss on disposal of assets	(0.2)	1.0	(11.6)	3.8
Multiemployer pension withdrawal income	—	—	(3.3)	—
Mineral rights impairment	26.0	—	26.0	—
Restructuring and other costs	0.6	6.9	366.3	19.8
Operating profit	541.2	382.3	868.4	812.4
Interest expense, net	(78.5)	(102.5)	(237.7)	(279.8)
Loss on extinguishment of debt	—	—	(8.2)	(1.1)
Pension and other postretirement non-service income	38.7	31.5	118.3	101.4
Other (expense) income, net	(7.2)	6.4	(0.7)	13.8
Equity in income of unconsolidated entities	18.3	10.7	57.3	29.4
Income before income taxes	512.5	328.4	797.4	676.1
Income tax expense	(132.7)	(77.4)	(193.1)	(158.2)
Consolidated net income	379.8	251.0	604.3	517.9
Less: Net income attributable to noncontrolling interests	(1.9)	(0.9)	(4.2)	(3.3)
Net income attributable to common stockholders	$377.9	$250.1	$600.1	$514.6

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2021	$4,401.5	$4,437.8	$4,816.3	$13,655.6	$5,090.5	$18,746.1
Fiscal 2022	$4,952.2	$5,382.1	$5,519.7	$15,854.0
% Change	12.5%	21.3%	14.6%	16.1%

Net sales in the third quarter of fiscal 2022 increased $703.4 million compared to the third quarter of fiscal 2021. This increase was primarily due to the impact of higher selling price/mix that was partially offset by the unfavorable impact of foreign currency.

Net sales in the nine months ended June 30, 2022 increased $2,198.4 million compared to the prior year period. This increase was primarily due to the impact of higher selling price/mix and higher volumes which were partially offset by the unfavorable impact of foreign currency. In the first nine months of fiscal 2021, we lost an estimated $189.1 million of net sales associated with the Events, all in the second quarter.

The change in net sales by reportable segment is outlined below for each reportable segment.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2021	$3,648.6	$3,688.2	$3,886.4	$11,223.2	$4,092.6	$15,315.8
(% of Net Sales)	82.9%	83.1%	80.7%	82.2%	80.4%	81.7%

Fiscal 2022	$4,155.6	$4,378.4	$4,360.3	$12,894.3
(% of Net Sales)	83.9%	81.4%	79.0%	81.3%

The $473.9 million increase in cost of goods sold in the third quarter of fiscal 2022 compared to the prior year quarter was primarily due to increased cost inflation and higher operating costs. Cost inflation consisted primarily of higher energy, freight, wage and benefit costs, recycled fiber, virgin fiber and chemical costs.

The $1,671.1 million increase in cost of goods sold in the nine months ended June 30, 2022 compared to the prior year period was primarily due increased cost inflation, higher operating costs and increased planned downtime including maintenance outages, which were partially offset by the prior year period negative impact of the Events and related recoveries in fiscal 2022. Cost inflation consisted primarily of higher recycled fiber, energy, wage and benefit costs, freight, virgin fiber and chemical costs. In the first nine months of fiscal 2021, we recorded $19.7 million of one-time recognition awards to our teammates who work in manufacturing and operations.

In the third quarter of fiscal 2022, we entered into various natural gas commodity derivatives that were designated as cash flow hedges for accounting purposes and are scheduled to be settled over the next twelve months. See “Note 14. Equity and Other Comprehensive Income (Loss)” of the Notes to Condensed Consolidated Financial Statements for additional information about the natural gas commodity derivatives.

We discuss our operations in greater detail below for each reportable segment, as applicable.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2021	$417.8	$458.4	$450.9	$1,327.1	$432.2	$1,759.3
(% of Net Sales)	9.5%	10.3%	9.4%	9.7%	8.5%	9.4%

Fiscal 2022	$452.9	$493.1	$504.3	$1,450.3
(% of Net Sales)	9.1%	9.2%	9.1%	9.1%

Selling, general and administrative expenses (“SG&A”) excluding intangible amortization increased $53.4 million in the third quarter of fiscal 2022 compared to the prior year quarter. The increase was primarily due to $25.5 million of increased compensation and benefits, $7.6 million of travel and entertainment costs and $7.5 million of bad debt costs.

SG&A excluding intangible amortization increased $123.2 million in the nine months ended June 30, 2022 compared to the prior year period. The increase was primarily due to $51.1 million of increased compensation and benefits, which would have been higher had the prior year period not included a $9.6 million acceleration of stock-based compensation in connection with the departure of our former Chief Executive Officer. In addition, we incurred

$17.4 million of increased bad debt expense, $17.1 million of increased software/computer expenses and $15.5 million of increased travel and entertainment costs. The increased travel and entertainment costs are still well below pre-pandemic levels.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $87.5 million and $88.8 million in the third quarter of fiscal 2022 and 2021, respectively. SG&A intangible amortization was $263.6 million and $269.3 million in the nine months ended June 30, 2022 and 2021, respectively. The expense primarily represents the amortization of customer relationship intangibles acquired in business combinations.

(Gain) Loss on Disposal of Assets

In the three and nine months ended June 30, 2022, we recorded a gain on disposal of assets of $0.2 million and a gain on disposal of assets of $11.6 million, respectively. The gain was primarily due to the sale of a previously closed facility in the first quarter of fiscal 2022. In the three and nine months ended June 30, 2021, we recorded a loss on disposal of assets of $1.0 million and $3.8 million, respectively.

Mineral Rights Impairment

In the three and nine months ended June 30, 2022, we recorded a $26.0 million pre-tax non-cash impairment of certain mineral rights driven by a lack of new leasing or development activity on the related properties for an extended period of time. With the impairment, we have no remaining mineral rights at June 30, 2022.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $0.6 million and $6.9 million in the third quarter of fiscal 2022 and 2021, respectively, and $366.3 million and $19.8 million in the nine months ended June 30, 2022 and 2021, respectively. The charges in the nine months ended June 30, 2022 were primarily driven by our second quarter decision to permanently cease operations at our Panama City, FL mill.

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

Interest Expense, net

Interest expense, net for the third quarter of fiscal 2022 was $78.5 million compared to $102.5 million for the prior year quarter. The decrease was primarily due a $12.7 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities for the change in interest rates in the third quarter of fiscal 2022 compared to a similar $7.7 million increase in the third quarter of fiscal 2021. In addition, interest expense, net declined due to lower debt levels compared to the prior year period that was partially offset by higher interest rates on debt in the current year period.

Interest expense, net for the nine months ended June 30, 2022 was $237.7 million compared to $279.8 million for the prior year period. The decrease was primarily due to a net $26.9 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities for the change in interest rates between the two nine month periods. In addition, interest expense, net declined due to lower debt levels compared to the prior year period that was partially offset by higher interest rates on debt in the nine months ended June 30, 2022.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the nine months ended June 30, 2022 was $8.2 million related to our March 22, 2022 redemption of $350 million aggregate principal amount of our 4.00% senior notes due March 2023. Loss on extinguishment of debt for the nine months ended June 30, 2021 was $1.1 million.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income for the third quarter of fiscal 2022 was $38.7 million compared to $31.5 million for the third quarter of fiscal 2021. Pension and other postretirement non-service income for the nine months ended June 30, 2022 was $118.3 million compared to $101.4 million for the nine months ended June 30, 2021. These increases were primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2022. Customary pension and other postretirement (income) costs are included in our segment results. See “Note 4. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for more information.

Other (Expense) Income, net

Other (expense) income, net for the third quarter of fiscal 2022 was expense of $7.2 million compared to income of $6.4 million in the third quarter of fiscal 2021. The variance was primarily driven by impact of foreign currency on the respective periods.

Other (expense) income, net for the nine months ended June 30, 2022 was expense of $0.7 million compared to income of $13.8 million for the nine months ended June 30, 2021. The nine months ended June 30, 2021 primarily included a $16.5 million gain on sale of the Summerville, SC sawmill and a $16.0 million gain on sale of our Rosenbloom legacy cost method investment, which were partially offset by a $22.5 million charge associated with not exercising an option to purchase an additional equity interest in Grupo Gondi.

On July 27, 2022, we announced our entry into an agreement to acquire the remaining 67.7% interest in Grupo Gondi. See “Note 16. Subsequent Events” of the Notes to Condensed Consolidated Financial Statements for more information regarding the announcement.

Provision for Income Taxes

We recorded income tax expense of $132.7 million for the three months ended June 30, 2022 compared to $77.4 million for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 was 25.9%, while the effective tax rate for the three months ended June 30, 2021 was 23.6%.

We recorded income tax expense of $193.1 million for the nine months ended June 30, 2022 compared to $158.2 million for the nine months ended June 30, 2021. The effective tax rate for the nine months ended June 30, 2022 was 24.2%, while the effective tax rate for the nine months ended June 30, 2021 was 23.4%.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2021
Corrugated Packaging Shipments - thousands of tons	1,729.4	1,662.7	1,709.6	5,101.7	1,678.7	6,780.4
North American Corrugated Packaging Shipments - BSF	25.3	24.6	25.3	75.3	24.5	99.8
North American Corrugated Packaging Per Shipping Day - MMSF	415.3	391.2	401.7	402.6	383.2	397.6

Fiscal 2022
Corrugated Packaging Shipments - thousands of tons	1,634.5	1,662.1	1,648.7	4,945.3
North American Corrugated Packaging Shipments - BSF	24.5	24.7	24.5	73.7
North American Corrugated Packaging Per Shipping Day - MMSF	401.0	385.8	389.3	391.9

Corrugated Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$2,019.5	$347.6	17.2%
Second Quarter	2,022.4	321.1	15.9
Third Quarter	2,154.7	363.9	16.9
Nine Months Ended June 30, 2021	6,196.6	1,032.6	16.7
Fourth Quarter	2,203.9	361.4	16.4
Total	$8,400.5	$1,394.0	16.6%

Fiscal 2022
First Quarter	$2,220.0	$288.9	13.0%
Second Quarter	2,319.0	328.7	14.2
Third Quarter	2,382.5	385.2	16.2
Nine Months Ended June 30, 2022	$6,921.5	$1,002.8	14.5%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales for the Corrugated Packaging segment increased $227.8 million in the third quarter of fiscal 2022 compared to the prior year quarter. The increase primarily consisted of $300.1 million of higher selling price/mix partially offset by $84.1 million of lower volumes.

Net sales for the Corrugated Packaging segment increased $724.9 million in the nine months ended June 30, 2022 compared to the prior year period. The increase primarily consisted of $850.5 million of higher selling price/mix that was partially offset by $148.8 million of lower volumes. The current period volume comparison was improved by the $39.2 million negative impact in the prior year period from the Events.

Adjusted EBITDA — Corrugated Packaging Segment

Corrugated Packaging segment Adjusted EBITDA in the third quarter of fiscal 2022 increased $21.3 million compared to the prior year quarter primarily due to an estimated $300.3 million margin impact from higher selling price/mix that was largely offset by an estimated $218.1 million of increased cost inflation, $34.8 million of lower volumes and $33.2 million higher operating costs. Productivity was negatively impacted by higher supply chain costs and labor shortages, in part due to the impacts of COVID.

Corrugated Packaging segment Adjusted EBITDA in the nine months ended June 30, 2022 decreased $29.8 million compared to the prior year period primarily due to an estimated $647.8 million of increased cost inflation, $169.1 million higher operating costs, $82.3 million of lower volumes excluding the Events in the prior year period and a $12.9 million increase in planned downtime including maintenance outages. These items were largely offset by a $852.5 million margin impact from higher selling price/mix and the $27.4 million favorable impact on the current period of the Events due to recoveries in the current year period compared to the expense from the Events in the prior year period. Productivity was negatively impacted by higher supply chain costs and labor shortages, in part due to the impacts of COVID, as well as heavy planned mill maintenance in the first half of fiscal 2022 and COVID related absenteeism primarily in the second quarter of fiscal 2022.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2021
Consumer Packaging Shipments - thousands of tons	374.9	379.1	386.4	1,140.4	389.5	1,529.9

Fiscal 2022
Consumer Packaging Shipments - thousands of tons	374.2	401.3	399.3	1,174.8

Consumer Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$1,062.5	$175.3	16.5%
Second Quarter	1,080.6	164.1	15.2
Third Quarter	1,132.2	183.3	16.2
Nine Months Ended June 30, 2021	3,275.3	522.7	16.0
Fourth Quarter	1,158.6	198.1	17.1
Total	$4,433.9	$720.8	16.3%

Fiscal 2022
First Quarter	$1,138.7	$169.3	14.9%
Second Quarter	1,250.6	205.8	16.5
Third Quarter	1,270.2	234.9	18.5
Nine Months Ended June 30, 2022	$3,659.5	$610.0	16.7%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Consumer Packaging Segment

The $138.0 million increase in net sales for the Consumer Packaging segment in the third quarter of fiscal 2022 compared to the prior year quarter was primarily due to $122.4 million of higher selling price/mix and $58.3 million of higher volumes. These increases were partially offset by $44.0 million of unfavorable foreign currency impacts.

The $384.2 million increase in net sales for the Consumer Packaging segment in the nine months ended June 30, 2022 compared to the prior year period was primarily due to $298.6 million of higher selling price/mix and $176.0 million impact of higher volumes, including the $12.1 million negative impact from the Events in the prior year period. These increases were partially offset by $86.4 million of unfavorable foreign currency impacts.

Adjusted EBITDA — Consumer Packaging Segment

Consumer Packaging segment Adjusted EBITDA in the third quarter of fiscal 2022 increased $51.6 million compared to the prior year quarter primarily due to an estimated $122.0 million margin impact from higher selling price/mix and $8.6 million of higher volumes. These items were partially offset by an estimated $76.9 million of increased cost inflation and $7.5 million of unfavorable foreign currency impacts.

Consumer Packaging segment Adjusted EBITDA in the nine months ended June 30, 2022 increased $87.3 million compared to the prior year period primarily due to an estimated $283.1 million margin impact from higher selling price/mix, $45.7 million of higher volumes excluding the Events, $18.6 million of increased productivity and other operational items, and a $6.8 million favorable impact from the Events due to recoveries in the current year period compared to the expense from the Events in the prior year period. These items were partially offset by an estimated $245.9 million of increased cost inflation, $14.9 million of unfavorable foreign currency impacts and a $5.8 million increase in planned downtime including maintenance outages.

Global Paper Segment

Global Paper Shipments

Global Paper shipments in thousands of tons includes the sale of containerboard, paperboard, market pulp and specialty papers (including kraft papers and saturating kraft) to external customers. The shipment data table excludes gypsum paperboard liner tons produced by our Seven Hills Paperboard LLC joint venture in Lynchburg, VA since it is not consolidated. We have presented the Global Paper shipments in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2021
Global Paper Shipments - thousands of tons	1,461.7	1,482.7	1,588.6	4,533.0	1,738.7	6,271.6

Fiscal 2022
Global Paper Shipments - thousands of tons	1,515.9	1,658.2	1,632.7	4,806.8

Global Paper Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$1,090.9	$151.7	13.9%
Second Quarter	1,130.6	159.6	14.1
Third Quarter	1,299.2	265.2	20.4
Nine Months Ended June 30, 2021	3,520.7	576.5	16.4
Fourth Quarter	1,462.3	307.2	21.0
Total	$4,983.0	$883.7	17.7%

Fiscal 2022
First Quarter	$1,352.6	$232.4	17.2%
Second Quarter	1,538.1	308.6	20.1
Third Quarter	1,610.3	399.0	24.8
Nine Months Ended June 30, 2022	$4,501.0	$940.0	20.9%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Global Paper Segment

The $311.1 million increase in net sales for the Global Paper segment in the third quarter of fiscal 2022 compared to the prior year quarter was primarily due to $297.0 million of higher selling price/mix and $38.7 million of higher volumes.

The $980.3 million increase in net sales for the Global Paper segment in the nine months ended June 30, 2022 compared to the prior year period was primarily due to $854.4 million of higher selling price/mix and $210.4 million of higher volumes, including the $134.8 million negative impact on volumes in the prior year period from the Events. These increases were partially offset by the absence of $33.7 million of sales from the sawmill we sold in the second quarter fiscal 2021.

Adjusted EBITDA — Global Paper Segment

Global Paper segment Adjusted EBITDA in the third quarter of fiscal 2022 increased $133.8 million compared to the prior year quarter primarily due to a $297.0 million margin impact from higher selling price/mix, $14.4 million of higher volumes, $9.1 million of favorable foreign currency impacts and a $5.9 million decrease in planned downtime including maintenance outages. These items were partially offset by an estimated $162.9 million of increased cost inflation and $37.0 million higher operating costs.

Global Paper segment Adjusted EBITDA in the nine months ended June 30, 2022 increased $363.5 million compared to the prior year period primarily due to a $854.4 million margin impact from higher selling price/mix, a $70.6 million favorable impact from the Events due to recoveries in the current year period compared to the expense from the Events in the prior year period and $24.1 million of higher volumes excluding the Events. These items were partially offset by an estimated $515.7 million of increased cost inflation, $56.7 million higher operating costs and a $14.8 million increase in planned downtime including maintenance outages.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2021
Distribution Shipments - thousands of tons	56.4	53.6	64.5	174.5	53.1	227.6

Fiscal 2022
Distribution Shipments - thousands of tons	48.5	50.8	59.8	159.1

Distribution Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2021
First Quarter	$303.8	$16.4	5.4%
Second Quarter	280.3	11.0	3.9
Third Quarter	322.3	18.0	5.6
Nine Months Ended June 30, 2021	906.4	45.4	5.0
Fourth Quarter	348.4	23.4	6.7
Total	$1,254.8	$68.8	5.5%

Fiscal 2022
First Quarter	$324.8	$6.5	2.0%
Second Quarter	362.3	28.0	7.7
Third Quarter	357.7	19.2	5.4
Nine Months Ended June 30, 2022	$1,044.8	$53.7	5.1%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Distribution Segment

The $35.4 million increase in net sales for the Distribution segment in the third quarter of fiscal 2022 compared to the prior year quarter was primarily due to $40.8 million of higher selling price/mix partially offset by $5.7 million of lower volumes.

The $138.4 million increase in net sales for the Distribution segment in the nine months ended June 30, 2022 compared to the prior year period was primarily due to $96.3 million of higher selling price/mix and $38.0 million of higher volumes, primarily related to fulfillment of a large healthcare order in the second quarter of fiscal 2022.

Adjusted EBITDA — Distribution Segment

Distribution segment Adjusted EBITDA in the third quarter of fiscal 2022 increased $1.2 million compared to the prior year quarter primarily due to a $40.8 million margin impact from higher selling price/mix and a $9.4 million increase in productivity and other operational items. These items were largely offset by an estimated $47.2 million of increased cost inflation and $2.1 million of lower volumes.

Distribution segment Adjusted EBITDA in the nine months ended June 30, 2022 increased $8.3 million compared to the prior year quarter primarily due a $96.3 million margin impact from higher selling price/mix and $19.6 million from higher volumes. These items were largely offset by an estimated $103.0 million of increased cost inflation and $4.9 million higher operating costs.

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

Cash and cash equivalents were $305.4 million at June 30, 2022 and $290.9 million at September 30, 2021. Approximately two-thirds of the cash and cash equivalents at June 30, 2022 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At June 30, 2022 and September 30, 2021, total debt was $8,022.9 million and $8,194.1 million, respectively, $387.8 million and $168.8 million of which was short-term at June 30, 2022 and September 30, 2021, respectively. Included in our total debt at June 30, 2022 was $179.6 million of non-cash acquisition-related step-up. During the nine months ended June 30, 2022, debt decreased $171.2 million due to repayments primarily using net cash provided by operating activities that exceeded aggregate capital expenditures and capital returned to stockholders in the form of dividends and share repurchases.

At June 30, 2022, we had approximately $3.5 billion of availability under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

On March 22, 2022, we redeemed $350 million aggregate principal amount of our 4.00% senior notes due March 2023 primarily using borrowings under our Receivables Securitization Facility and recorded an $8.2 million loss on extinguishment of debt.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with all of these covenants as required by these facilities and were in compliance with all of these covenants at June 30, 2022.

At June 30, 2022, we had $58.9 million of outstanding letters of credit not drawn upon.

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

Our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. We do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable our suppliers, at their sole discretion, to sell their receivables from us to the financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell us goods or services and issue the associated invoices to us based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Our suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by us under SCF programs and we have no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to our suppliers that elect to participate in SCF programs are included in the line items Accounts payable and Other current liabilities in our condensed consolidated balance sheets and the activity is reflected in net cash provided by operating activities in our condensed consolidated statements of cash flows. Based on correspondence with the financial institutions that are involved with our two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 16% to 18% of our accounts payable balance.

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

Cash Flow Activity

	Nine Months Ended
(In millions)	June 30,
	2022	2021

Net cash provided by operating activities	$1,480.1	$1,602.4
Net cash used for investing activities	$(514.2)	$(385.5)
Net cash used for financing activities	$(965.8)	$(941.3)

Net cash provided by operating activities during the nine months ended June 30, 2022 decreased $122.3 million compared to the nine months ended June 30, 2021, primarily due to $379.9 million of greater working capital usage compared to the prior year period. The greater working capital usage in the nine months ended June 30, 2022 was primarily due to actions taken in the prior year to preserve cash due to the high uncertainty during the COVID pandemic, such as the payment during the prior year period of certain bonuses and 401(k) match in stock rather than in cash, and the payment of certain deferred payroll taxes that relate to relief offered under the CARES Act in the current year.

Net cash used for investing activities of $514.2 million in the nine months ended June 30, 2022 consisted primarily of $569.5 million for capital expenditures that was partially offset by $29.8 million of proceeds from corporate owned life insurance and $25.6 million of proceeds from the sale of property, plant and equipment, primarily for the sale of a previously closed facility. Net cash used for investing activities of $385.5 million in the nine months ended June 30, 2021 consisted primarily of $505.4 million for capital expenditures that were partially offset by $58.5 million of proceeds from the sale of the Summerville, SC sawmill, $29.5 million of proceeds from the sale of investments and $26.6 million of proceeds from corporate owned life insurance.

With the completion of certain of our strategic projects in fiscal 2021, including the paper machine at our Florence, SC mill and the Tres Barras mill upgrade project, we had previously expected capital expenditures to be approximately $900 million to $1.0 billion in fiscal 2022. At this level of capital investment, we expect that we will continue to invest in safety, environmental and maintenance projects while also making investments to support productivity and growth in our business. Based on investments made as of the nine months ended June 30, 2022 and supply chain and other delays, we now expect to invest approximately $900 million in fiscal 2022. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions, or to comply with environmental or other regulatory changes.

In the nine months ended June 30, 2022, net cash used for financing activities of $965.8 million consisted primarily of share repurchases of $600.0 million, cash dividends paid to stockholders of $195.9 million and a net decrease in debt of $195.3 million. In the nine months ended June 30, 2021, net cash used for financing activities of $941.3 million consisted primarily of a net decrease in debt of $777.1 million and cash dividends paid to stockholders of $169.8 million.

On July 29, 2022, our board of directors declared a quarterly dividend of $0.25 per share. In May 2022, February 2022 and November 2021, we paid quarterly dividends of $0.25 per share, respectively, representing a $1.00 per share annualized dividend or an increase of 25% since our February 2021 dividend. In May 2021, February 2021 and November 2020, we paid quarterly dividends of $0.24, $0.20 and $0.20 per share, respectively.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, plus any unutilized shares left from the July 2015 authorization. The 25.0 million shares represents an additional authorization of approximately 10% of our outstanding Common Stock. The shares of Common Stock may be repurchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. Pursuant to the programs, in the nine months ended June 30, 2022, we repurchased approximately 12.6 million shares of our Common Stock for an aggregate cost of $597.5 million. The amount reflected as purchased in the condensed consolidated statements of cash flows varies due to the timing of share settlement. In the nine months ended June 30, 2021, we repurchased no shares of Common Stock. As of June 30, 2022, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

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

Our pension plans in the U.S. are overfunded and we have a $0.8 billion pension asset on our condensed consolidated balance sheet as of June 30, 2022. We made contributions of $15.1 million to our pension and supplemental retirement plans during the nine months ended June 30, 2022. Based on current facts and assumptions, we expect to contribute approximately $17 million to our U.S. and non-U.S. pension plans in fiscal 2022. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from PIUMPF and Central States, and recorded estimated withdrawal liabilities for each. We also have liabilities associated with other MEPPs that we, or legacy companies, have withdrawn from in the past. Going forward, we expect to pay approximately $12 million a year in withdrawal liabilities, excluding accumulated funding deficiency demands and any settlement payments. With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

At June 30, 2022 and September 30, 2021, we had recorded withdrawal liabilities of $219.6 million and $247.1 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. The decrease in withdrawal liabilities in fiscal 2022 as compared to the end of fiscal 2021 was primarily due to an increase in interest rates. See “Note 4. Retirement Plans — MEPPs” of the Notes to Condensed Consolidated Financial Statements for more information regarding these liabilities. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with MEPPs” in our Fiscal 2021 Form 10-K.

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

Upon issuance, the Notes maturing in 2024, 2025, 2027 and March 2028 were fully and unconditionally guaranteed by WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”, and together with RKT, the “Guarantor Subsidiaries”). On November 2, 2018, pursuant to the Agreement and Plan of Merger, dated as of January 28, 2018, among WRKCo, KapStone Paper and Packaging Corporation (“KapStone”), WestRock Company (formerly known as Whiskey Holdco, Inc.), Whiskey Merger Sub, Inc. and Kola Merger Sub, Inc., the Company acquired all of the outstanding shares of KapStone through a transaction in which: (i) Whiskey Merger Sub, Inc. merged with and into WRKCo, with WRKCo surviving the merger as a wholly owned subsidiary of the Company and (ii) Kola Merger Sub, Inc. merged with and into KapStone, with KapStone surviving the merger as a wholly owned subsidiary of the Company (together, the “KapStone Acquisition”). On November 2, 2018, in connection with the KapStone Acquisition, Whiskey Holdco, Inc. became the direct parent of the Issuer, changed its name to WestRock Company (“Parent”) and fully and unconditionally guaranteed these Notes. The remaining Notes were issued by the Issuer subsequent to the consummation of the KapStone Acquisition and were fully and unconditionally guaranteed at the time of issuance by the Parent and the Guarantor Subsidiaries. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by the Parent and the

Guarantor Subsidiaries (together, the “Guarantors”). Collectively, the Issuer and the Guarantors are the “Obligor Group”.

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

The Issuer and each Guarantor are holding companies that conducts substantially all of their business through subsidiaries. Accordingly, repayment of the Issuer’s indebtedness, including the Notes, is dependent on the generation of cash flow by the Issuer’s and each Guarantor’s subsidiaries, as applicable, and their ability to make such cash available to the Issuer and the Guarantors, as applicable, by dividend, debt repayment or otherwise. The Issuer’s and the Guarantors’ subsidiaries may not be able to, or be permitted to, make distributions to enable them to make payments in respect of their obligations, including with respect to the Notes in the case of the Issuer and the guarantees in the case of the Guarantors. Each of the Issuer’s and the Guarantors’ subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit the Issuer’s and the Guarantors’ ability to obtain cash from their subsidiaries. In the event that the Issuer and the Guarantors do not receive distributions from their subsidiaries, the Issuer and the Guarantors may be unable to make required principal and interest payments on their obligations, including with respect to the Notes and the guarantees.

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

SUMMARIZED STATEMENT OF OPERATIONS

Nine Months Ended
(In millions)	June 30, 2022

Net sales to unrelated parties	$1,318.4
Net sales to non-Guarantor Subsidiaries	$880.1
Gross profit	$685.7
Interest expense, net with non-Guarantor Subsidiaries	$(63.4)
Net income and net income attributable to the Obligor Group	$156.7

SUMMARIZED BALANCE SHEETS

(In millions)	June 30, 2022	September 30, 2021

ASSETS
Total current assets	$260.4	$310.4

Noncurrent amounts due from non- Guarantor Subsidiaries	$298.7	$306.1
Other noncurrent assets (1)	1,860.0	1,980.5
Total noncurrent assets	$2,158.7	$2,286.6

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$1,888.8	$2,281.4
Other current liabilities	393.1	130.4
Total current liabilities	$2,281.9	$2,411.8

Noncurrent amounts due to non- Guarantor Subsidiaries	$3,097.5	$3,437.4
Other noncurrent liabilities	6,901.8	7,296.6
Total noncurrent liabilities	$9,999.3	$10,734.0

(1)
Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,625.7 million and $1,699.2 million as of June 30, 2022 and September 30, 2021, respectively.

New Accounting Standards

See “Note 1. Basis of Presentation and Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes certain non-GAAP financial measures provide our management, board of directors, investors, potential investors, securities analysts and others with additional meaningful financial information that should be considered when assessing our ongoing performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions, and in evaluating our performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings per diluted share	$1.47	$0.93	$2.28	$1.93
Restructuring and other items	—	0.02	1.05	0.05
Mineral rights impairment	0.08	—	0.08	—
Loss on extinguishment of debt	—	—	0.02	0.01
Accelerated depreciation on certain plant closures	0.02	—	0.02	—
Losses at closed facilities, transition and start-up costs	0.01	0.01	0.01	0.01
Ransomware recovery costs	—	0.02	—	0.08
COVID relief payments	—	—	—	0.06
Grupo Gondi option	—	—	—	0.06
Accelerated compensation ‒ former CEO	—	—	—	0.04
MEPP liability adjustment due to interest rates	(0.04)	0.02	(0.08)	—
Gain on sale of certain closed facilities	—	—	(0.04)	—
Gain on sale of investment	—	—	—	(0.05)
Gain on sale of sawmill	—	—	—	(0.03)
Adjusted Earnings Per Diluted Share	$1.54	$1.00	$3.34	$2.16

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

	Three Months Ended June 30, 2022			Nine Months Ended June 30, 2022
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

As reported	$512.5	$(132.7)	$379.8	$797.4	$(193.1)	$604.3
Restructuring and other items	0.6	(0.1)	0.5	366.3	(89.7)	276.6
Mineral rights impairment	26.0	(6.4)	19.6	26.0	(6.4)	19.6
Loss on extinguishment of debt	—	—	—	8.2	(2.0)	6.2
Accelerated depreciation on certain facility closures	7.5	(1.9)	5.6	7.5	(1.9)	5.6
Losses at closed facilities, transition and start-up costs	3.7	(0.8)	2.9	4.1	(1.0)	3.1
MEPP liability adjustment due to interest rates	(12.7)	3.1	(9.6)	(27.3)	6.7	(20.6)
Gain on sale of certain closed facilities	—	—	—	(14.4)	3.6	(10.8)
Other	(0.9)	0.2	(0.7)	(0.9)	0.2	(0.7)
Adjusted Results	$536.7	$(138.6)	$398.1	$1,166.9	$(283.6)	$883.3
Noncontrolling interests			(1.9)			(4.2)
Adjusted Net Income			$396.2			$879.1

	Three Months Ended June 30, 2021			Nine Months Ended June 30, 2021
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax

As reported	$328.4	$(77.4)	$251.0	$676.1	$(158.2)	$517.9
Ransomware recovery costs	9.3	(2.2)	7.1	29.1	(7.1)	22.0
COVID relief payments	—	—	—	22.0	(5.4)	16.6
Grupo Gondi option	—	—	—	22.5	(6.7)	15.8
Restructuring and other items	6.9	(1.5)	5.4	19.8	(4.8)	15.0
Accelerated compensation - former CEO	—	—	—	11.7	—	11.7
Losses at closed facilities, transition and start-up costs	1.4	(0.3)	1.1	2.6	(0.6)	2.0
Loss on extinguishment of debt	—	—	—	1.1	(0.3)	0.8
Accelerated depreciation on major capital projects and certain facility closures	—	—	—	0.7	(0.2)	0.5
Gain on sale of investment	(1.3)	0.3	(1.0)	(16.0)	2.4	(13.6)
Gain on sale of sawmill	—	—	—	(16.5)	8.3	(8.2)
Gain on sale of certain closed facilities	—	—	—	(0.9)	0.2	(0.7)
Brazil indirect tax claim	—	—	—	(0.9)	0.3	(0.6)
MEPP liability adjustment due to interest rates	7.7	(1.9)	5.8	(0.4)	0.1	(0.3)
Adjusted Results	$352.4	$(83.0)	$269.4	$750.9	$(172.0)	$578.9
Noncontrolling interests			(0.9)			(3.3)
Adjusted Net Income			$268.5			$575.6

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

	Three Months		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income attributable to common stockholders	$377.9	$250.1	$600.1	$514.6
Adjustments: (1)
Less: Net income attributable to noncontrolling interests	1.9	0.9	4.2	3.3
Income tax expense	132.7	77.4	193.1	158.2
Other expense (income), net	7.2	(6.4)	0.7	(13.8)
Loss on extinguishment of debt	—	—	8.2	1.1
Interest expense, net	78.5	102.5	237.7	279.8
Restructuring and other costs	0.6	6.9	366.3	19.8
Mineral rights impairment	26.0	—	26.0	—
Multiemployer pension withdrawal income	—	—	(3.3)	—
Gain on sale of certain closed facilities	—	—	(14.4)	(0.9)
Depreciation, depletion and amortization	377.3	369.0	1,117.4	1,094.9
Other adjustments	3.4	10.6	3.7	64.3
Consolidated Adjusted EBITDA	$1,005.5	$811.0	$2,539.7	$2,121.3

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

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the Company’s current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or words of similar import or meaning or refer to future time periods. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. A forward-looking statement is not a guarantee of future performance, and actual results could differ materially from those contained in the forward-looking statement.

Forward-looking statements are subject to a number of assumptions, risks and uncertainties, such as developments related to the COVID-19 pandemic, including the severity, magnitude and duration of the pandemic, negative global economic conditions arising from the pandemic, impacts of governments' responses to the pandemic on operations, and impacts of the pandemic on commercial activity, customer and consumer preferences and demand; supply chain disruptions; disruptions in the credit or financial markets; results and impacts of acquisitions, including timing and operational and financial effects from the Company’s recently announced acquisition of Grupo Gondi; economic, competitive and market conditions generally, including the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; reduced supply of raw materials; the Company’s ability to successfully identify and make performance and productivity improvements and risks associated with completing strategic projects on the anticipated timelines and realizing anticipated financial improvements; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, and costs related to resolving disputes with third parties with which the Company works to manage and implement its capital projects; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; adverse legal, reputational and financial effects resulting from cyber incidents and the effectiveness of business continuity plans during a ransomware or other cyber incident; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the scope, costs, timing and impact of any restructuring of the Company’s operations and corporate and tax structure; the occurrence of severe weather or a natural disaster or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair; the Company’s desire or ability to continue to repurchase company stock; and the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter). Such risks and other factors that may impact forward-looking statements are more particularly described in the Company’s filings with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The information contained herein speaks as of the date hereof, and the Company does not have or undertake any obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2021 Form 10-K for a discussion of certain of the market risks to which we are exposed. While we have experienced inflation and higher interest rates in fiscal 2022, there have been no material changes in our exposure to market risk sensitivities since September 30, 2021.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, plus any unutilized shares left from the July 2015 authorization. The 25.0 million shares represents an additional authorization of approximately 10% of our outstanding Common Stock. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the programs, in the three months ended June 30, 2022, we repurchased approximately 5.4 million shares of Common Stock for an aggregate cost of $265.3 million. The amount reflected as purchased in the condensed consolidated statements of cash flows varies due to the timing of share settlement. As of June 30, 2022, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

The following table presents information with respect to purchases of Common Stock that we made during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2022 - April 30, 2022	3,924,568	$48.50	3,924,568	5,507,883
May 1, 2022 - May 31, 2022 (1)	1,461,348	51.28	1,461,348	29,046,535
June 1, 2022 - June 30, 2022	—	—	—	29,046,535
Total	5,385,916		5,385,916

(1)
Reflects the new repurchase program authorization of 25.0 million shares as discussed above.

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

Exhibit 3.3	Amended and Restated Bylaws of WestRock Company, effective as of November 2, 2018 (incorporated by reference to Exhibit 3.2 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

Exhibit 10.1

Credit Agreement dated as of July 7, 2022, among WestRock Company, as a guarantor, WRKCo Inc., as a borrower, WestRock Company of Canada Corp./Compagnie WestRock du Canada Corp., as a borrower, WRK Luxembourg S.à r.l., as a borrower, the subsidiaries of the Company from time to time party thereto, as borrowers, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent and multicurrency agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on July 11, 2022).

Exhibit 10.2

Amended and Restated Credit Agreement dated as of July 7, 2022, among WestRock Company, as a guarantor, WestRock Southeast, LLC, as the borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on July 11, 2022).

Exhibit 10.3

Credit Agreement dated as of July 7, 2022, among WRKCo Inc., the Company, WRK Luxembourg S.à r.l., as a borrower, Multi Packaging Solutions Limited, as a borrower, the subsidiaries of the Company from time to time party thereto, as borrowers, the lenders from time to time party thereto and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on July 11, 2022).

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

WESTROCK COMPANY
(Registrant)

Date:	August 5, 2022	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)