Form 10-K
period 2022-09-30
WestRock Co
filed 2022-11-18
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2022 (based on the closing price per share as reported on the New York Stock Exchange on such date), was approximately $12,163 million.

As of November 4, 2022, the registrant had 254,463,987 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 2023 are incorporated by reference in Part III.

WESTROCK COMPANY

PART I

Item 1. BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

General

WestRock is a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that help our customers win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

Effective October 1, 2021, we reorganized our segment reporting to four reportable segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. We reorganized our reportable segments due to changes in our organizational structure and how our chief operating decision maker (“CODM”) makes key operating decisions, allocates resources and assesses the performance of our business. Prior period amounts have been recast throughout the Notes to Consolidated Financial Statements, as applicable, to conform to the new segment structure. These changes did not impact our consolidated financial statements. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

Products

We are one of the largest integrated producers of linerboard, white-top linerboard and corrugating medium (“containerboard”) in North America, and we serve primarily corrugated packaging markets. We believe we are the largest producer of kraft paper and saturating kraft in North America. We are one of the largest producers of paperboard in North America, and we operate both integrated virgin and recycled fiber mills. Our mill system manufactures for the benefit of each reportable segment that ultimately sells the associated paper and packaging products to our external customers. Additionally, our recycling operations are conducted as a procurement function, focusing on the procurement of low cost, high quality recycled fiber for our mill system. See “Item 2. Properties” for additional information on our annual production capacity and types of containerboard and paperboard we manufacture, and Item 1. “Business — Sales and Marketing” for additional information on our vertical integration.

Corrugated Packaging Segment

Our Corrugated Packaging segment consists of our integrated corrugated converting operations and generates its revenues primarily from the sale of corrugated containers and other corrugated products including displays. Our integrated corrugated packaging system manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store, promote and display products made to our customers’ specifications. We convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and regional and large national accounts. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty, and other household, consumer, commercial and industrial products. Corrugated packaging may also be graphically enhanced for retail sale, particularly in club store locations. We provide customers with innovative packaging solutions to help them promote and sell their products. We provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. We offer a machinery solution that creates pouches that replace single-use plastics, including bubble mailers. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together, and slits and cuts the resulting corrugated paperboard into sheets to customer specifications.

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

Sales of corrugated packaging products to external customers accounted for 42.3%, 43.2% and 42.9% of our net sales in fiscal 2022, 2021 and 2020, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Consumer Packaging Segment

Our Consumer Packaging segment consists of our integrated consumer converting operations and generates its revenues primarily from the sale of consumer packaging products such as folding cartons, interior partitions, inserts and labels. We are one of the largest manufacturers of folding cartons in North America. We believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. Our folding cartons are used to package items such as food, paper, beverages, dairy products, tobacco, confectionery, health and beauty and other household consumer, commercial and industrial products, primarily for retail sale. Our folding cartons are also used by our customers to attract consumer attention at the point-of-sale. We manufacture express mail packages for the overnight courier industry, provide inserts and labels, as well as rigid packaging and other printed packaging products, such as transaction cards (e.g., credit, debit, etc.), brochures, product literature, marketing materials (such as booklets, folders, inserts, cover sheets and slipcases) and grower tags and plant stakes for the horticultural market. For the global healthcare market, we manufacture paperboard packaging for over-the-counter and prescription drugs. Our customers generally use our inserts and labels to provide customer product information either inside a secondary package (e.g., a folding carton) or affixed to the outside of a primary package (e.g., a bottle). Folding cartons typically protect customers’ products during shipment and distribution, and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics, such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies, as well as iridescent, holographic, textured and dimensional effects to provide differentiated packaging products, and support our customers with new package development, innovation and design services and package testing services. We manufacture and sell our solid fiber and corrugated partitions and die-cut paperboard components principally to glass container manufacturers, producers of beer, food, wine, spirits, cosmetics and pharmaceuticals, and the automotive industry.

Sales of consumer packaging products to external customers accounted for 23.2%, 23.5% and 23.7% of our net sales in fiscal 2022, 2021 and 2020, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Global Paper Segment

Our Global Paper segment consists of our commercial paper operations and generates its revenues primarily from the sale of containerboard, paperboard and specialty grades to external customers, and we serve primarily corrugated packaging, folding carton, food service, liquid packaging, tobacco and commercial print markets. We sell our products globally to customers who value our scale, wide range of products, and service. Sales of global paper products to external customers accounted for 27.9%, 26.6% and 27.0% of our net sales in fiscal 2022, 2021 and 2020, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Distribution Segment

Our Distribution segment consists of our distribution and display assembly operations and generates its revenues primarily from the distribution of packaging products and assembly of display products. We distribute corrugated packaging materials and other specialty packaging products, including stretch film, void fill, carton sealing tape and other specialty tapes, through our network of warehouses and distribution facilities. We also provide contract packing services, such as multi-product promotional packing and product manipulation, such as multipacks and onpacks. Sales in our Distribution segment to external customers accounted for 6.6%, 6.7% and 6.3% of our net sales in fiscal 2022, 2021 and 2020, respectively. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Land and Development Segment

During fiscal 2020, we completed the monetization of the various real estate holdings that we owned that were concentrated in the Charleston, SC region. Sales in our Land and Development segment to external customers accounted for 0.1% of our net sales in fiscal 2020. Following completion of the monetization of these assets, we ceased reporting the results of the Land and Development segment as a separate segment. See “Note 7. Segment Information” for additional information.

Seasonality

While our businesses are not materially impacted by seasonality, there is some variability in demand that occurs from quarter to quarter, with net sales in the first quarter of each fiscal year typically being the lowest. As such, we disclose net sales, Adjusted EBITDA (as hereinafter defined) and shipment data by segment by quarter in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Generally, we expect more of our earnings and cash flows to be generated in the second half of the fiscal year than in the first half of the fiscal year due to these variations and other factors, including the timing of scheduled mill maintenance outages.

Raw Materials

The primary raw materials used by our mill operations are recycled fiber at our recycled containerboard and paperboard mills and virgin fiber from hardwoods and softwoods at our virgin containerboard and paperboard mills. Certain of our virgin containerboard is manufactured with some recycled fiber content. Our overall fiber sourcing for all of our mills is approximately 65% virgin and 35% recycled. See “Item 2. Properties” for additional information. Recycled fiber prices and virgin fiber prices can fluctuate significantly. Recycled fiber and virgin fiber costs increased significantly in fiscal 2022 compared to fiscal 2021.

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

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and wood by-products (biomass) at times has fluctuated significantly. In our coated and uncoated recycled paperboard mills, we use primarily natural gas and electricity to generate steam used in the paper making process. In our integrated kraft paper mills, we use natural gas, biomass, fuel oil and some coal to generate steam used in the pulping and paper making processes and to generate some or all of the electricity used on site. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. Energy costs increased significantly in fiscal 2022 compared to fiscal 2021. See Item 1. “Business — Governmental Regulation — Environmental” for additional information. See also Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk —

“Energy” and “Derivative Instruments / Forward Contracts” for additional information regarding our energy consumption.

Transportation

Inbound and outbound freight is a significant cost for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from our facilities to our customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs. We experienced higher freight costs and some distribution delays in both fiscal 2022 and 2021. The principal markets for our products are in North America, South America, Europe, Asia and Australia. See Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”.

Sales and Marketing

None of our external customers individually accounted for more than 10% of our consolidated net sales in fiscal 2022. We generally manufacture our products pursuant to our customers’ orders. We believe that we have good relationships with our customers. See Item 1A. “Risk Factors — We Depend on Certain Large Customers”.

As a result of our vertical integration, our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. During fiscal 2022, approximately two-thirds of our coated natural kraft tons shipped, approximately three-fifths of our coated recycled paperboard tons shipped and approximately one-fifth of our bleached paperboard tons shipped were delivered to our converting operations, primarily to manufacture folding cartons, and approximately four-fifths of our containerboard tons shipped, including trade swaps and buy/sell transactions, were delivered to our converting operations to manufacture corrugated products. The mill owned by our Seven Hills Paperboard LLC (“Seven Hills”) joint venture in Lynchburg, VA manufactures gypsum paperboard liner for sale to our joint venture partner. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills. Excluding the production from Seven Hills and from our Aurora, IL mill, which is converted into book covers and other products, approximately one-third of our specialty recycled paperboard tons shipped in fiscal 2022 were delivered to our converting operations, primarily to manufacture interior partitions. We have the ability to move our internal sourcing among certain of our mills to optimize the efficiency of our operations. We believe that our ability to leverage our full portfolio of differentiated solutions and capabilities enables us to set ourselves apart from our competitors.

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

Competition

We operate in a competitive global marketplace and compete with many large, well established and highly competitive manufacturers and service providers. Our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition, economic conditions in the United States (“U.S.”) and abroad, as well as fluctuations in currency exchange rates.

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

See Item 1A. “Risk Factors — We Face Intense Competition” and “Risk Factors — We Have Been, And May Be In the Future, Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Governmental Regulation

Health and Safety

Our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures. The health and safety of our team members is our most important responsibility, and our goal is to create a 100% safe work environment for our team members. Our safety strategy focuses on People, Process, Prevention and Performance. We seek to reduce exposures and eliminate life changing events through engagement, execution of targeted, results-driven activities, and implementation of systems that promote continuous improvement. Our commitment to safety is reinforced by our use of the WestRock Safety Excellence Management System, a robust safety program and training curriculum.

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

The global impact of the COVID-19 pandemic (“COVID”) has affected our operational and financial performance to varying degrees. The extent of the effects of future public health crises, including a resurgence of COVID, or related containment measures and government responses are highly uncertain and cannot be predicted.

Certain governmental authorities in locations where we do business have established asbestos standards for the workplace. Although we do not use asbestos in manufacturing our products, asbestos containing material (“ACM”) is present in some of the facilities we own or lease. For those facilities where ACM is present and ACM is subject to regulation, we have established procedures for properly managing it.

Environmental

Environmental compliance requirements are a significant factor affecting our business. Our manufacturing processes involve discharges to water, air emissions, water intake and waste handling and disposal activities. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities.

We estimate that we will invest approximately $36 million for capital expenditures during fiscal 2023 in connection with matters relating to environmental compliance. It is possible that our capital expenditure assumptions and project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering projects or changes in environmental laws and regulations.

See “Note 17. Commitments and Contingencies — Environmental” of the Notes to Consolidated Financial Statements for additional information. See Item 1A. “Risk Factors — We Are Subject to a Wide Variety of Laws, Regulations and Other Requirements That are Subject to Change and May Impose Substantial Compliance Costs”.

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

Climate Change

Sustainability and innovation are fundamental to our vision to become the world’s best paper and packaging company, and we are working to improve the carbon footprint of our manufacturing operations by setting targets to reduce greenhouse gas (“GHG”) emissions and developing projects to become more energy efficient. Our integrated kraft paper mills, our most energy-intensive manufacturing facilities, currently burn renewable biomass to generate more than 60 percent of their energy needs. Most of these facilities also self-generate the steam and electricity needed for their manufacturing processes using efficient combined heat and power or “cogeneration” systems. During fiscal 2022, our recycling operations helped to divert approximately seven million tons of paper and packaging that might otherwise go into landfills where it might otherwise degrade and release GHGs. Our fiber procurement activities create economic incentives for landowners and family tree farmers to maintain their holdings as working forests that sequester carbon and provide many other environmental benefits, including protection for fresh water supplies and habitats for diverse species of plants and animals.

Governance

Board-level oversight of climate and other sustainability matters resides with the Nominating and Corporate Governance Committee of the board of directors, and six members of the board of directors have sustainability experience.

In addition to Board-level oversight, we augmented our management-level oversight of sustainability matters during fiscal 2022. WestRock’s executive leadership team has responsibility for establishing our sustainability strategy, including with respect to climate-related issues. In fiscal 2022, we hired a new Senior Vice President of Strategy and Sustainability who reports to our President, Global Paper and is responsible for providing guidance on our sustainability strategy and driving implementation of our sustainability strategy throughout the organization in collaboration with other executives. Our Vice President, Sustainability, manages day-to-day implementation of this strategy. In addition to our sustainability executives, we have established cross-functional groups within the organization to provide input on our sustainability strategy, develop plans to achieve our sustainability targets and embed our sustainability goals into our operations. These groups include representatives from our product stewardship, environmental, innovation, engineering, manufacturing, finance, legal and communication groups.

Targets and Metrics

In 2015, we established a goal to reduce our Scope 1 and Scope 2 GHG emissions per ton of production by 20% from a 2015 baseline by 2025. As of our September 30, 2021 reporting, we achieved a reduction of 15% of GHG per ton of production and an absolute reduction of 22% from our baseline. We have accomplished GHG reductions in our business primarily by displacing coal with natural gas and investing in new biomass boilers.

In 2021, we increased the ambition of our GHG emissions-reduction efforts by setting a science-based target ("SBT") for GHG emissions reduction. Our SBT involves reducing absolute Scope 1 and 2 GHG emissions 27.5% by 2030 from a 2019 baseline year. The SBT also includes a reduction in absolute Scope 3 GHG emissions from purchased goods and services, fuel and energy activities, upstream and downstream transportation and distribution, and end-of-life treatment of sold products by 27.5% within the same timeframe. We validated the SBT with the Science-Based Targets Initiative and announced our target in the first half of 2022.

Strategy

We expect our SBT to guide our work as we plan, invest in, organize, and develop projects to reduce our GHG emissions. Our current strategy to achieve our SBT includes projects to displace fossil fuels, improve energy efficiency, use virtual power purchase agreements, and re-evaluate our renewable energy credits ("RECs") strategy. We expect to invest more than $160 million through 2030 to achieve our SBT, although this estimate is subject to change for a variety of reasons, including the timing of project completion. We plan to regularly review our SBT strategy to consider the impacts of developing carbon reduction technologies, optimize the mix of carbon reduction projects to achieve our targets, and assess opportunities to achieve our SBT more quickly.

We also have embedded carbon considerations into our capital planning processes. Our capital request form includes a tool that provides project developers, reviewers, and approvers with information on whether their proposed initiative will add to or reduce carbon from the affected facility. The tool also can be used to assess potential project impacts on water intake and solid waste generation. This process is designed to increase awareness of GHG emissions and other environmental impacts within the organization and to provide us with information to use in optimizing our SBT and sustainability strategies.

Opportunities and Risks

Climate change presents certain opportunities and risks for our business.

With respect to opportunities, for example, we produce renewable energy and generate RECs at our integrated kraft mills. We have sold RECs in the past and may sell them in the future. The RECs we generate are flexible, market-based tools that support the renewable energy market. As part of our SBT strategy work, we plan to consider whether modifying our use of RECs may help us advance our progress against this target. Our recycling activities also may present the opportunity to generate offsets that could be used to meet climate-related obligations for ourselves or others.

Our business has been and may continue to be impacted by changing customer preferences for products perceived to be sustainable due to their carbon footprint. We proactively engage in dialogue with customers that have expressed a desire to track or qualify their suppliers based on their carbon footprint. We do not believe that our product offerings and operations have been materially impacted by climate change to date, and we believe we are well positioned to meet customer requirements for fiber-based, recyclable products that may replace plastic and minimize product end-of-life GHG emissions.

Climate change also presents risks and uncertainties for us. With respect to physical risks, our physical assets and infrastructure, including our manufacturing operations, have been and may in future periods be impacted by severe weather-related events, such as hurricanes, tornados, other extreme storms, wildfires and floods, potentially resulting in items such as physical damage to our facilities and lost production. Unpredictable weather patterns also may result in supply chain disruptions and increased material costs, such as through impacts to virgin fiber supplies and prices, which may fluctuate during prolonged periods of heavy rain or drought or during tree disease or insect epidemics that may be caused by variations in climate conditions. On the other hand, changes in climate also could result in more accommodating weather patterns for greater periods of time in certain areas, which may create favorable fiber market conditions. We incorporate a review of meteorological forecast data into our fiber procurement decisions and strategies. To the extent that severe weather-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our results of operations, cash flows and financial condition, and the trading price of our Common Stock (as hereinafter defined) may be adversely impacted.

Responses to climate change may result in regulatory risks as new laws and regulations aimed at reducing GHG emissions come into effect. These rules and regulations could take the form of cap-and-trade, carbon taxes, or GHG reduction mandates for utilities that could increase the cost of purchased electricity. New climate rules and regulations also may result in higher fossil fuel prices or fuel efficiency standards that could increase transportation costs. Certain jurisdictions in which we have manufacturing facilities or other investments have already taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have U.S. facilities subject to existing GHG permitting and reporting requirements, the impact of these requirements has not been material to date. In addition to these national efforts, some U.S. states in which we have manufacturing operations, including Washington, New York, and Virginia, are taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and-trade programs.

Several of our international facilities are in countries that have already adopted GHG emissions trading or other regulatory programs. Other countries in which we conduct business, including China, European Union member states and India, have set GHG reduction targets in accordance with the agreement among over 170 countries that established a framework for reducing global GHG emissions (also known as the “Paris Agreement”), which became effective in November 2016 and which the United States formally rejoined in February 2021.

We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we monitor developments in climate related laws, regulations, and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations. Compliance with climate programs may require future expenditures to meet GHG emission reduction obligations. These obligations may include carbon taxes, the requirement to purchase GHG credits, or the need to acquire carbon offsets. Also, we may be required to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas.

Additional information regarding our GHG targets and strategy are available in our 2021 Sustainability Report, which we prepared in accordance with the Global Reporting Initiative (GRI) Standards Core Option. Our sustainability reports are available on our website at www.westrock.com/sustainability. The information contained in these sustainability reports is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Human Capital

Overview

WestRock aims to recruit, develop, and retain diverse, best-in-class talent. To foster their and our success, we seek to create an environment where people can do their best work – a place where they can be their authentic selves, guided by our values. We strive to maximize the potential of our human capital resources by creating a respectful, rewarding, and inclusive work environment that enables our global team members to create products and services that further our mission to be the best paper and packaging company.

At September 30, 2022, we employed approximately 50,500 people, approximately 92% were in sales and operations, including manufacturing, distribution, product and services support; and approximately 8% were in general and administration, including groups such as finance, human resources, information technology, legal and supply chain. Approximately 78% were located in the U.S. and Canada and 22% were located in Europe, South America, Mexico and Asia Pacific. Of the approximately 50,500 employees, approximately 70% were hourly and 30% were salaried. Approximately 55% of our hourly employees in the U.S. and Canada are covered by collective bargaining agreements (“CBAs”), which typically have four to six-year terms. Approximately 32% of those employees covered under CBAs are operating under agreements that expire within one year and approximately 27% of those employees are working under expired contracts.

While we have experienced isolated work stoppages from time to time, we believe that working relationships with our employees are generally good. We are presently engaged with a labor dispute and resulting work stoppage at our Mahrt mill in Cottonton, AL. We have effectuated a contingency plan, and the mill is continuing to operate and produce paper for our customers.

In December 2019, the United Steelworkers Union (“USW”) ratified a master agreement that applies to substantially all of our U.S. facilities represented by the USW. The agreement has a four-year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing, and safety. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. The master agreement permits us to apply its terms to USW employees who work at facilities we acquire during the term of the agreement. The master agreement covers approximately 62 of our U.S. operating locations and approximately 8,800 of our employees. While the terms of our CBAs vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered.

See Item 1A. “Risk Factors — We May Be Adversely Impacted By Work Stoppages and Other Labor Relations Matters”.

Culture

WestRock’s culture is grounded in our values:

▪
Integrity – being honest and ethical, doing the right thing
▪
Respect – treating one another with respect, and earning the respect of team members, customers, suppliers through our actions
▪
Accountability – being responsible for our work and to our team. Collectively contributing to the success of our company and our customers
▪
Excellence – striving to perform at the highest levels – for ourselves, our customers, investors and communities

At the core of our employee listening systems is our bi-annual engagement survey, which is augmented with employee pulse checks after hire and promotion, and exit interviews/surveys. These pulse checks/surveys enable us to gather feedback directly from our workforce to inform our employee programs. In 2022, 77% of selected team members participated in the pulse survey and 86% of global team members participated in the 2021 engagement survey. The 2022 pulse survey showed a slight decrease in engagement when compared to the 2021 full engagement survey. The survey and pulse covered topics such as company strategy and direction, leadership, inclusion, safety, culture, pay and benefits, and learning and development. We use external benchmarks, including one specific to manufacturing companies, as points of comparison, and monitor how we perform against these benchmarks for many of the items we survey.

Diversity, Inclusion, Equity and Belonging

Our Diversity, Inclusion, Equity and Belonging objective is to be a company where each of us genuinely belongs, is respected and valued, and can do our best work.

At September 30, 2022, 22% of our global workforce was comprised of women and 35% of our U.S. based workforce was comprised of people of color. Our board of directors includes four women (representing 33% of directors) and two people of color (representing 17% of directors). We have implemented a multi-year plan designed to increase our workforce diversity, advance inclusion, equity and belonging, accelerate the development and career movement of diverse talent and ensure diverse succession plans such that we continue to create future opportunities for all of our team members.

In fiscal 2021, the annual short-term incentive plan for our CEO and for the senior leadership team reporting to the CEO included an evaluation and measurement of progress in the metrics and programs that directly support diversity and inclusion, such as:

▪
Talent acquisition and retention metrics
▪
Learning and development programs for leaders and managers, commercial and operations talent
▪
Representation progress within and across career streams

We expanded the application of the evaluation and measurement of our diversity and inclusion progress in our fiscal 2022 short-term incentive plan to include approximately 100 of our senior leaders.

In fiscal 2022, we also partnered with external experts and developed a learning experience focused on unconscious bias and provided tailored workshops to 62% of our hourly workforce and 81% of our salaried workforce. This experience is one example of how we are seeking to expand awareness and build the skill set and mindset to create a truly inclusive environment.

In collaboration with organizations such as the Executive Leadership Council, Calibr, Harvard Program for Women, Pathways and Signature, we are providing external development opportunities for our diverse talent. To connect and develop team members within WestRock, we support highly engaged resource groups for early in career, women, racial and ethnic minorities, military, people with different abilities, or who identify as LGBTQIA+, where team members can go for support, networking, and community-building.

WestRock conducts pay equity analyses annually in the U.S., Great Britain and France to help identify any unsupported distinctions in pay between team members of different races, gender and/or age, as permitted by local law. We make adjustments to base pay, where appropriate.

Safety and Wellness

We are committed to supporting our team members’ safety and well-being. We have an extensive safety program that is implemented at our sites and includes a focus on eliminating exposures, reducing recordable incidents, lost workdays and life changing events. With strong reporting capabilities we have demonstrated year-over year improvements, as well as favorable results compared to our industry. In fiscal 2022, we made significant progress in reducing life-changing events, while lost workdays and recordable incident rates slightly increased over the prior year. In addition, our safety results measured favorably compared to industry performance.

In fiscal 2022, we deployed broad human and organizational performance training in the U.S. and internationally focused on continuous safety improvement and the relationships that exist between systems, processes, equipment and people to drive better safety practices.

Talent Attraction, Retention and Development

The attraction, retention and development of exceptional team members is critical to our success. We accomplish this, in part, by seeking to develop the capabilities of our team members through our continuous learning, development and performance management programs. These programs include our safety, six sigma, supply chain, leadership, commercial and operational development programs.

We invest in our senior leadership through the Leadership Excellence, Elevate and Essentials programs; and we invest in our commercial teams through quarterly product training, best practice sharing, and development workshops that focus on the capabilities needed today and tomorrow to anticipate and meet our customers’ changing requirements.

In fiscal 2022, we initiated the deployment of common equipment and reliability operations/technical training across our sites with a focus on our newest hires. We continue to invest in technical development curriculum with a focus on building the best technical, engineering, operational talent. We continue to leverage our online learning library, which has over 8,500 courses and 200 playlists by topic area or experience/skill set.

We sponsor early in career rotations and college hire programs that support our functions and local operations. We build partnerships with schools, universities and associations to promote future careers in manufacturing. During fiscal 2022, we also expanded our relationships with historically black colleges and universities, the National Association of Manufacturers and other partners and associations, and established a new multi-year scholarship and engagement program with the Thurgood Marshall College Fund.

Total Rewards

Our total rewards programs are designed to offer competitive compensation, comprehensive benefits and other programs to support employees’ growth, both personally and professionally, and the diverse needs and well-being of our employees worldwide. We believe the structure of our compensation and benefit programs provide the appropriate incentives to attract, retain and motivate our employees. We provide base pay that is competitive and that aligns with employee positions, skill levels, experience and geographic location. In addition to base pay, we seek to reward employees with annual incentive awards, recognition programs, and equity awards for employees at certain job levels.

Employee benefits packages may include: 401(k) plan, pension plan, core and supplemental life insurance, financial courses and advisors, employee assistance programs, tuition assistance, family planning and adoption assistance, medical and dental insurance, vision insurance, health savings accounts, health reimbursement and flexible spending accounts, well-being rewards programs, vacation pay, holiday pay, and parental and adoption leave.

Over the past two years, we enhanced certain of the Company’s benefits and practices to support the health and well-being of our employees through the challenges of the pandemic and significant supply chain disruptions caused by winter storms and natural disasters. In the fall of 2022, we announced the opportunity for part time work and benefits effective January 2023 for employees who work 20 hours or greater each week. We believe this added work and schedule flexibility will position us to better meet the needs of employees, customers, and manufacturing sites and leverage new sources of talent.

International Operations

Our operations outside the U.S. are conducted through subsidiaries located in Canada, Latin America, Asia Pacific, and Europe, Middle East and Africa ("EMEA"). Sales attributable to non-U.S. operations were 18.3%, 18.3% and 17.5% of our net sales in fiscal 2022, 2021 and 2020, respectively, some of which were transacted in U.S. dollars. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We are Exposed to Risks Related to International Sales and Operations”.

Available Information

Our Internet address is www.westrock.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website, including our 2021 Sustainability Report, is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements (and any amendments thereto) and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website our board committee charters, as well as the corporate governance guidelines adopted by our board of directors, our Code of Conduct for employees, our Code of Conduct and Ethics for the Board of Directors and our Code of Ethical Conduct for Chief Executive Officer (“CEO”) and Senior Financial Officers. Any amendments to, or waiver from, any provision of these codes that are required to be disclosed will be posted on our website. We will also provide copies of these documents, without charge, at the written request of any stockholder of record. Requests for copies should be mailed to: WestRock Company, 1000 Abernathy Road NE, Atlanta, Georgia 30328, Attention: Corporate Secretary.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts, including those related to sustainability or Environmental, Social or Governance (“ESG”) matters, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the Company’s current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target”, "prospects", “potential” and "forecast", or words of similar import or meaning or refer to future time periods. Forward-looking statements involve estimates, expectations, projections, goals, targets, forecasts, assumptions, risks and uncertainties. A forward-looking statement is not a guarantee of future performance, and actual results could differ materially from those contained in the forward-looking statement.

Forward-looking statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, such as developments related to pricing cycles and volumes; economic, competitive and market conditions generally, including macroeconomic uncertainty, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; intense competition; results and impacts of acquisitions, including timing and operational and financial effects from the planned acquisition of Gondi, S.A. de C.V. (“Grupo Gondi”), and divestitures as well as risks related to our joint ventures; business disruptions, including from public health crises such as a resurgence of COVID, the occurrence of severe weather or a natural disaster or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair; failure to respond to changing customer preferences; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, and costs related to resolving disputes with third parties with which we work to manage and implement capital projects; risks related to international sales and operations; the production of faulty or contaminated products; the loss of certain customers; adverse legal, reputational, operational and financial effects resulting from cyber incidents and the effectiveness of business continuity plans during a ransomware or other cyber incident; work stoppages and other labor relations difficulties; inability to attract, motivate, train and retain qualified personnel; risks associated with sustainability and climate change, including our ability to achieve ESG targets and goals on announced timelines or at all; our inability to successfully identify and make performance and productivity improvements and risks associated with completing strategic projects on the anticipated timelines and realizing anticipated financial or operational improvements on announced timelines or at all, including with respect to our business systems transformation; risks related to our indebtedness; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; our desire or ability to repurchase company stock; and the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter). Such risks and other factors that may impact forward-looking statements are discussed in Item 1A “Risk Factors”. The information contained herein speaks as of the date hereof, and the Company does not have or undertake any obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Item 1A. RISK FACTORS

We are subject to certain risks and events that have adversely affected and/or may in the future adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock, par value $0.01 per share (“Common Stock”). In evaluating our business and any investment in our securities, you should consider the following risk factors and the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC. The risks addressed below are not the only ones we face. Additional risks not currently known to us or that we currently believe to be immaterial could also adversely impact our business.

Industry Risks

We Are Subject to Pricing Cycles, Which Could Materially Adversely Affect Our Businesses

Our businesses have experienced, and are likely to continue experiencing, pricing cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. Prices for our products are driven by many factors, including general economic conditions, demand for our products and competitive conditions in the industries in which we serve, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. Where supply exceeds demand, prices for our products could decline, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock could be adversely affected. For example, we believe that the trading price of our Common Stock has been adversely affected in part due to concerns about the impact of macroeconomic conditions on pricing and demand and announcements by certain of our competitors of planned additional capacity in the North American containerboard market, as well as the subsequent implementation of certain of those plans and the impact it will have on future supply and demand dynamics and pricing.

Certain published indices (including those published by Pulp and Paper Week (“PPW”)) contribute to the setting of selling prices for some of our products. PPW is a limited survey that may not accurately reflect changes in market conditions for our products. Changes in how the indices in PPW are determined or maintained, or other indices are established or maintained, could adversely impact the selling prices for these products.

Our Earnings Are Highly Dependent on Volumes

Because our operations generally have high fixed operating costs, our earnings are highly dependent on volumes, which tend to fluctuate due to general economic conditions, supply and demand dynamics in the markets we serve, and due to company and customer specific issues. We are presently experiencing lower demand for certain products due to macroeconomic conditions and customer inventory rebalancing. These fluctuations at times lead to significant variability in our sales, results of operations, cash flow and financial condition, making it difficult to predict our financial results with any degree of certainty. This variability in performance due to fluctuations in volumes may also cause the trading price of our Common Stock to be adversely affected.

The COVID pandemic has affected our operational and financial performance to varying degrees. The extent of the effects of future public health crises, including a resurgence of COVID, or related containment measures and government responses, which result in reduced volumes are highly uncertain and cannot be predicted. Any failure to maintain volumes may materially adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation

We rely heavily on the use of certain raw materials, energy sources and third-party companies to transport our goods.

The costs of recycled fiber and virgin fiber, the principal externally sourced raw materials for our paper mills, are subject to pricing variability due to market and industry conditions. Demand for recycled fiber has fluctuated and may increase due to, among other factors, increased consumption of recycled fiber, including through additions of new recycled paper mill capacity, increasing demand for products packaged in packaging made with paper manufactured from 100% recycled fiber and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled fiber content. In fiscal 2022, we experienced periods of increased recycled fiber costs primarily due to market demand and availability, before seeing prices decline in the fourth quarter.

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

The cost of natural gas, which we use in many of our manufacturing operations, including many of our mills, and other energy costs (including energy generated by burning natural gas, fuel oil, biomass and coal) has at times fluctuated significantly. In fiscal 2022, the price of the natural gas consumed in our manufacturing operations increased significantly compared to the prior year period. Energy costs have increased, and in the future could continue to increase our operating costs and make our products less competitive compared to similar or alternative products offered by competitors.

We distribute our products primarily by truck and rail, although we also distribute some of our products by cargo ship. The reduced availability of trucks, rail cars or cargo ships, including as a result of labor shortages in the transportation industry, could adversely impact our ability to distribute our products in a timely or cost-effective manner. We experienced higher freight costs and some distribution delays in both fiscal 2022 and 2021. High transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.

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

We Face Intense Competition

We compete in industries that are highly competitive. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. We generally compete with companies operating in North America, although we have operations spanning North America, South America, Europe, Asia and Australia. Factors affecting our ability to compete include the entry of new competitors into the markets we serve, increased competition from overseas producers, our competitors’ pricing strategies, the introduction by our competitors of new products, technologies and equipment, our ability to innovate and to anticipate and respond to changing customer preferences and our ability to maintain the cost-efficiency of our operations, including our facilities. In addition, changes within these industries, including the consolidation of our competitors and customers, may impact competitive dynamics. If our competitors are more successful than us with respect to any key competitive factor, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

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

Operating Risks

We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments, and Completing Divestitures

We have completed a number of mergers, acquisitions, investments and divestitures in the past and we may acquire, invest in or sell, or enter into transactions with additional companies, such as our planned acquisition of the remaining ownership interest in Grupo Gondi and the pending divestiture of our interior partition operations and three uncoated recycled paperboard mills. We may not be able to identify suitable targets or purchasers or successfully complete suitable transactions in the future, and completed transactions may not be successful. These transactions create risks, including, but not limited to, risks associated with:

•	disrupting our ongoing business, including distracting management from our existing businesses;
•

integrating acquired businesses and personnel into our business, including integrating personnel, information technology systems and operations across different cultures and languages, and addressing the operational risks associated with these integration activities as well as the economic, political and regulatory risks associated with specific countries;

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

These transactions may not be successful and may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. Among the benefits we expect from potential, as well as completed, acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do. For acquisitions, our success in realizing these benefits and the timing of realizing them depend on the successful integration of the acquired businesses and operations with our business and operations. Even if we integrate these businesses and operations successfully, we may not realize the full benefits we expected within the anticipated timeframe, or at all, and the benefits may be offset by unanticipated costs or delays.

We May Incur Business Disruptions That Adversely Affect Our Businesses

Our businesses depend on continuous operation of our facilities to be efficient. The operations at our facilities have in the past and may in the future be interrupted or impaired by various operating risks, including, but not limited to, risks associated with:

•

catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, and pandemics, including COVID, or other health crises or similar occurrences;

•	interruptions in the delivery of raw materials or other manufacturing inputs;
•	failure of third-party service providers and/or business partners to fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms;
•	adverse government regulations;
•	equipment breakdowns or failures;
•	prolonged power failures;
•	unscheduled maintenance outages;
•	information system disruptions or failures due to any number of causes, including cyber-attacks;
•	violations of our permit requirements or revocation of permits;
•	releases of pollutants and hazardous substances to air, soil, surface water or ground water;
•	disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	shortages of equipment or spare parts; and
•	labor disputes and shortages.

For example, operations at several of our facilities located in the south and southeastern U.S. have been interrupted in recent years by hurricanes and severe winter weather, resulting in, among other things, lost mill production. In addition, COVID has impacted our operations and financial performance to varying degrees. The extent of the effects of future public health crises, including the impact of a resurgence of COVID, or other business disruptions, on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted. During the COVID pandemic, we experienced, and may experience in the future, lower demand for certain of our products, supply chain and labor disruptions and higher costs. In addition, our production capabilities may be disrupted if we are unable to secure sufficient supplies of raw materials or if significant portions of our workforce are unable to work effectively as a result of a business disruption.

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

Customer preferences for products and packaging formats are constantly changing based on, among other factors, cost, convenience, and health, environmental and social concerns and perceptions. For example, changing consumer dietary habits and preferences have slowed the sales growth for certain of the food and beverage products that we package. Also, there is an increasing focus among consumers to ensure that products delivered through e-commerce are packaged efficiently. In addition, customers are increasingly interested in the carbon footprint of our products. For instance, in 2019 Amazon began requiring all items sold through Amazon that are larger than a specified size to be designed and certified as ready-to-ship. Our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected if we fail to anticipate trends that would enable us to offer products that respond to changing customer preferences.

Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated

We regularly make capital expenditures, and many of our capital projects are complex, costly and/or implemented over an extended period of time. Our capital expenditures for particular capital projects could be higher than we anticipated, we may experience unanticipated business disruptions or delays in completing the projects and/or we may not achieve the desired benefits from the capital projects, any of which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In addition, disputes between us and contractors who are involved with implementing capital projects could lead to time-consuming and costly litigation.

We Are Exposed to Risks Related to International Sales and Operations

We derived 18.3% of our net sales in fiscal 2022 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. We expect net sales from international operations to increase in fiscal 2023 in connection with our acquisition of Grupo Gondi. In addition, certain of our domestic operations have sales to foreign customers. Our operating results and business prospects could be adversely affected by risks related to the countries outside the U.S. in which we have manufacturing facilities or sell our products. Countries are exposed to varying degrees of economic, political and social instability. In addition, economies and operating environments have been, and may continue to be, adversely impacted to varying degrees by COVID. We are exposed to risks of operating in various countries, including, but not limited to, risks associated with:

•	the difficulties with and costs of complying with a wide variety of complex laws, treaties and regulations;
•

unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	repatriating cash from foreign countries to the U.S.;

•	political, economic and social instability, including downturns or changes in economic activity due to, among other things, commodity inflation or regional conflicts;
•	import and export restrictions and other trade barriers;
•	responding to disruptions in existing trade agreements or increased trade tensions between countries or political and economic unions;
•	maintaining overseas subsidiaries and managing international operations;
•	obtaining regulatory approval for significant transactions;
•	government limitations on foreign ownership or takeovers, nationalizations of business or mandated price controls;
•	fluctuations in foreign currency exchange rates; and
•	transfer pricing.

We are also subject to taxation in the U.S. and numerous non-U.S. jurisdictions and have several ongoing audit examinations covering multiple years with various tax authorities. We base our tax returns on our interpretation of tax laws and regulations in effect; however, governing tax bodies have in the past and may in the future disagree with certain of our tax positions, which could result in a higher tax liability. For instance, we are challenging claims by the Brazil Federal Revenue Department that we underpaid tax, penalties and interest associated with a claim that a subsidiary of MeadWestvaco Corporation (the predecessor of WestRock MWV, LLC) had reduced its tax liability related to the goodwill generated by the 2002 merger of two of its Brazilian subsidiaries. See Item 8 – “Financial Statements and Supplemental Data — Note 17. Commitments and Contingencies — Brazil Tax Liability” for additional information.

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

We May Produce Faulty or Contaminated Products Due to Failures in Quality Control Measures and Systems

Our failure to produce products that meet safety and quality standards could result in adverse effects on consumer health, litigation exposure, loss of market share and adverse reputational and financial impacts, among other potential consequences, and we may incur substantial costs in taking appropriate corrective action (up to and including recalling products from end consumers) and reimbursing customers and/or end consumers for losses that they suffer as a result of these failures. Our actions or omissions with respect to product safety and quality could lead to regulatory investigations, enforcement actions and/or prosecutions, and result in adverse publicity, which may damage our reputation. Any of these results could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We provide representations in certain of our contracts that our products are produced in accordance with customer specifications. If the product contained in packaging manufactured by us is faulty or contaminated, the manufacturer of the product may allege that the packaging we provided caused the fault or contamination, even if the packaging complies with contractual specifications. If our packaging fails to function properly or to preserve the integrity of its contents, we could face liability from our customers and third parties for bodily injury or other damages. These liabilities could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Are Subject to Cyber-Security Risks, Including Related to Customer, Employee, Vendor or Other Company Data

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information. In addition, we facilitate a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. We also collect and store data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to recurring attempts by third parties to access information, manipulate data or disrupt our operations. Despite our security design and controls, and those of our third-party providers, we have in the past experienced, and may in the future become subject to, system damage, disruptions or shutdowns. These incidents may be due to any number of causes, including cyber-attacks, data breaches, employee error or malfeasance, such as ransomware and data theft by common hackers, criminal groups or nation-state organizations or social activist organizations (which efforts may increase as a result of geopolitical events and political unrest around the world), power outages, telecommunication or utility failures, systems failures, service provider failures, natural disasters or other catastrophic events. Misuse of internal applications, theft of intellectual property, trade secrets or other corporate assets, and inappropriate disclosure of confidential information could result from such incidents.

In January 2021, we detected a ransomware attack impacting certain of our systems (the “Ransomware Incident”). In response, we proactively shut-down a number of our systems, which impacted certain of our operations, including our ability to produce and ship paper and packaging. Due to these actions, our mill system production was approximately 115,000 tons lower than planned for the quarter ended March 31, 2021 and we estimated the pre-tax income impact of the lost sales and operational disruption of this incident, as well as ransomware recovery costs, at approximately $80 million. In response to the Ransomware Incident, we accelerated information technology investments that we had previously planned to make in future periods in order to further strengthen our information security and technology infrastructure. As a result, we have incurred and expect to continue to incur, significant costs as we enhance our data security and take further steps to prevent unauthorized access to, or manipulation of, our systems and data. Despite these efforts, similar incidents may occur in the future. In particular, the Ransomware Incident may embolden individuals or groups to target our systems. Additionally, while we have insurance coverage in place to address various cyber risks, this insurance coverage is subject to a deductible and may not be sufficient to cover all losses or types of claims that may arise in connection with such incidents.

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

We May Be Adversely Impacted By Work Stoppages and Other Labor Relations Matters

A significant number of our union employees are governed by CBAs. Expired contracts are in the process of renegotiation and others expire within one year. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate them on favorable terms. We have experienced isolated work stoppages from time to time. We are presently engaged with a labor dispute and resulting work stoppage at our Mahrt mill in Cottonton, AL. We have effectuated a contingency plan, and the mill is continuing to operate and produce paper for our customers. If we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages or if we are unable to successfully renegotiate the terms of any of these agreements, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected. In addition, our businesses rely on vendors, suppliers and other third parties that have union employees. Strikes or work stoppages affecting these vendors, suppliers and other third parties could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Operate in a Challenging Market for Talent and May Not Attract, Motivate, Train and Retain Qualified Personnel, Including Key Personnel

Our success depends on our ability to attract, motivate, train and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as more tenured and experienced workers retire. If we are unable to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, particularly among hourly workers, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

The market for both hourly workers and professional workers remained challenging in fiscal 2022. The market and labor environment for hourly workers is increasingly competitive and experiencing higher levels of labor unrest. In certain locations where we operate, the demand for labor continues to exceed the supply of labor, resulting in higher costs for employers. Despite our focused efforts to attract and retain employees, including by offering higher levels of compensation in certain instances and retention bonuses in select locations, we experienced attrition rates within our hourly workforce in fiscal 2022 that exceeded pre-2021 levels and we incurred higher operating costs at certain of our facilities in the form of higher levels of overtime pay due to shift requirements and staffing challenges.

The market for professional workers remains challenging. Many professional workers desire a fully remote work setting. We offer flexible working arrangements in the majority of instances; however, we may experience higher levels of attrition within our professional workforce if employees do not perceive the purpose and impact of their work to be rewarding or work-life balance to be satisfactory.

We rely on key executive and management personnel to manage our business efficiently and effectively. The loss of these employees, combined with a challenging market for attracting and retaining employees could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

We Face Physical, Operational, Financial and Reputational Risks Associated with Climate Change

Our physical assets and infrastructure, including our manufacturing operations, have been and remain subject to risks from volatile and damaging weather patterns. For example, severe weather-related events, such as hurricanes, tornados, other extreme storms, wildfires, and floods, have resulted in and could in future periods result in lost production and/or physical damage to our facilities. Unpredictable weather patterns also may result in supply chain disruptions and increased material costs. The ability to harvest the virgin fiber used in our manufacturing operations may be limited, and prices for this raw material may fluctuate, during prolonged periods of heavy rain or drought or during tree disease or insect epidemics that may be caused by variations in climate conditions. Such events could also impact the premiums we pay for insurance. Other climate-related business risks that we face include risks related to the transition to a lower-carbon economy, such as increased prices for certain fuels, including natural gas; the introduction of a carbon tax or government mandates to reduce GHG emissions; and more stringent and/or complex environmental and other permitting requirements. To the extent that severe weather-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

There has been an increased focus, including from investors, customers, the general public and U.S. and foreign governmental and nongovernmental authorities on climate change and GHG emissions. We have voluntarily established targets to reduce GHG emissions by 2030. For example, we have established a SBT to reduce absolute Scope 1 and 2 GHG emissions 27.5% by 2030 from a 2019 baseline year. The SBT also includes a targeted reduction in absolute Scope 3 GHG emissions from purchased goods and services, fuel and energy activities, upstream and downstream transportation and distribution, and end-of-life treatment of sold products by 27.5% within the same timeframe. Meeting our SBT is expected to increase our capital expenditures and may increase our operational costs. The anticipated capital and operational costs to achieve our SBT could deviate materially from our initial estimates. Further, the achievement of our SBT is subject to various risks and uncertainties, some of which are outside our control.

We have also established and publicly disclosed other ESG targets and goals and other sustainability commitments that are subject to a variety of assumptions, risks and uncertainties. If we are unable to meet these targets, goals or commitments on our projected timelines or at all, or if they are not perceived to be sufficiently robust, our reputation as well as our relationships with investors, customers and other stakeholders could be harmed, which could in turn adversely impact our business and results of operations. In addition, not all of our competitors may seek to establish climate or other ESG targets and goals, or at a comparable level to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs.

We May Not Be Able To Successfully Implement Our Strategic Transformation Initiatives, Including Our New Business Systems Transformation

We have undertaken several projects to enhance productivity and increase efficiency throughout our businesses, which may not be achieved on the anticipated timelines or at all. In the fourth quarter of fiscal 2022, we launched a multi-year phased business systems transformation project. The investment will replace much of our existing disparate systems and transition them to a standardized enterprise resource planning (“ERP”) system on a cloud-based platform, as well as a suite of other complementing technologies, across our global organization. The new systems are intended to transform areas such as manufacturing, supply chain, procurement, quote to cash, financials and analytics, and position us to better leverage automation and process efficiency and enable productivity enhancements. An implementation of this scale is a major financial undertaking and will require substantial time and attention of management and key employees. We may not be able to successfully implement our ERP system without delays related to resource constraints or challenges with the critical design phases of the implementation, or we may experience unanticipated business disruptions and/or we may not achieve the desired benefits from the project. Project completion dates and anticipated costs may also change. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP is not successfully implemented. Any of these items could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Financial Risks

We Have Been, And May Be In the Future, Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change

Our businesses have been, and may be, adversely affected by a number of factors that are beyond our control, including, but not limited to:

•	general economic and business conditions, including inflation and deflation and deteriorating macroeconomic conditions and related supply and demand dynamics;
•	changes in tax laws or tax rates;
•

conditions in the financial services markets, including counterparty risk, insurance carrier risk, rising interest rates, rising commodity prices, fluctuations in the value of local currency versus the U.S. dollar and the impact of a stronger U.S. dollar, which may impact price and demand for our products;

•	financial uncertainties in our major international markets;
•	social and political change impacting matters such as tax policy, sustainability, environmental regulations and trade policies and agreements; or

•	government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which we operate.

For instance, we are presently experiencing lower demand for certain products due to macroeconomic conditions and customer inventory rebalancing. This circumstance may be exacerbated if these conditions lead to higher unemployment rates, lower family income, unfavorable currency exchange rates, lower corporate earnings, lower business investment and/or lower consumer spending. The global economy is also experiencing the highest levels of inflation in decades, and we are experiencing cost inflation across our business. Persistent inflation results in continued higher production and transportation costs, which we may not be able to recover through higher prices charged to our customers. These conditions and other macroeconomic uncertainties could result in higher operating and distribution costs driven by economic downtime, as we experienced in the fourth quarter of fiscal 2022.

In addition, changes in trade policy, including renegotiating or potentially terminating, existing bilateral or multilateral agreements, as well as the imposition of tariffs, could impact demand for our products and the costs associated with certain of our capital investments. Macroeconomic challenges may also lead to changes in tax laws or tax rates that may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. For example, the Biden Administration has proposed significant changes to the U.S. tax laws, including an increase to the federal corporate tax rate, limiting deductions where certain conditions exist, and several proposals that would have the combined effect of increasing the U.S. taxation on profits earned outside the U.S. On August 16, 2022, the Inflation Reduction Act of 2022 ("Inflation Reduction Act") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. While we are still evaluating the impact that the Inflation Reduction Act will have on our financial results, we do not believe the impact will be material.

We are not able to predict or control adverse changes in economic and financial market conditions, and adverse social and political change, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock could be adversely affected by these matters.

We Depend on Certain Large Customers

We have large customers, none of which individually accounted for more than 10% of our consolidated net sales in fiscal 2022. The loss of large customers could adversely affect our sales and, depending on the magnitude of the loss, our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In particular, because our businesses operate in highly competitive industry segments, we regularly bid for new business or for the renewal of existing business. The loss of business from our larger customers, or the renewal of business on less favorable terms, may adversely impact our financial results.

We Have Had Significant Levels of Indebtedness in the Past and May Incur Significant Levels of Indebtedness in the Future, Which Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business

At September 30, 2022, we had $7.8 billion of debt outstanding compared to $8.2 billion at September 30, 2021. We expect to incur additional debt in connection with the acquisition of the remaining interest in Grupo Gondi. The level of our indebtedness has important consequences, including:

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
•

our exposure to rising interest rates subjects us to increased debt service obligations, both with respect to existing floating rate indebtedness and the incurrence of additional fixed or floating indebtedness during periods where such rates are in effect, particularly in light of the significant increase in interest rates during the course of fiscal 2022;

•	we may be limited in our ability to adjust to changing market conditions, which would place us at a competitive disadvantage compared to competitors that have less debt; and

•	our vulnerability to a downturn in general economic conditions or in our business may increase, and we may be unable to carry out important capital spending.

Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. These restrictions may limit our flexibility to respond to changing market conditions and competitive pressures.

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

We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Could Materially Adversely Impact Our Operating Results and Stockholders’ Equity

At September 30, 2022, the carrying value of our goodwill and intangible assets was $8.8 billion. We review the carrying value of our goodwill for impairment annually, or more frequently when impairment indicators exist. The impairment test requires us to analyze a number of factors and make estimates that require judgment. In fiscal 2022, each of our reporting units had fair values that exceeded their carrying values by more than 15%. Future changes in the cost of capital, expected cash flows, changes in our business strategy and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and stockholders’ equity and could impact the trading price of our Common Stock. In fiscal 2020, we recorded a pre-tax non-cash goodwill impairment of approximately $1.3 billion in our legacy Consumer Packaging reporting unit.

We May Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring

We have previously restructured portions of our operations and likely will engage in future restructuring initiatives. For instance, during fiscal 2022, we recorded various impairments and other charges associated with our decision to permanently cease operations at our Panama City, FL mill and to permanently close the corrugated medium manufacturing operations at our St. Paul, MN mill. Because we are not able to predict or control market conditions, including changes in the supply and demand for our products, the loss of large customers, the selling prices for our products or our manufacturing costs, we may not be able to predict the appropriate time to undertake restructurings. The cash and non-cash costs associated with these activities vary depending on the type of facility impacted, with the non-cash cost of a mill closure generally being more significant than that of a converting facility due to the higher level of investment. Restructuring activities may divert the attention of management, disrupt our operations and fail to achieve the intended cost and operations benefits. In addition, significant judgment is required to estimate restructuring costs, and these estimates, and the assumptions underlying them, may change as additional information becomes available or facts or circumstances related to the restructuring initiative change.

We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with Multiemployer Pension Plans

We participate in several multiemployer pension plans (“MEPP” or “MEPPs”). Our contributions to any particular MEPP may increase based on the declining funded status of a MEPP and legal requirements, such as those of the Pension Protection Act of 2006 (“Pension Act”), which require substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. The funded status of a MEPP may be impacted by, among other items, a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of companies withdrawing from the plan to pay their withdrawal liability, low interest rates, changes in actuarial assumptions and/or lower than expected returns on pension fund assets.

We believe that certain of the MEPPs in which we participate or have participated, including the Pace Industry Union-Management Pension Fund (“PIUMPF”), have material unfunded vested benefits. We submitted formal notification to withdraw from MEPPs in the past and have recorded withdrawal liabilities, including an estimate of our portion of PIUMPF’s accumulated funding deficiency. We may withdraw from other MEPPs in the future. At September 30, 2022, we had $214.7 million of withdrawal liabilities, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney’s fees. The impact of increased contributions, future funding obligations or future withdrawal liabilities may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. See “Note 5. Retirement Plans — Multiemployer Plans” and “Note 17. Commitments and Contingencies — Litigation” of the Notes to Consolidated Financial Statements for additional information.

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

We have incurred, and expect to continue to incur, significant capital, operating and other expenditures to comply with applicable environmental laws and regulations. Our environmental expenditures include those related to compliance with air and water permits and regulatory requirements, waste disposal and the cleanup of contaminated soil and groundwater, including situations where we have been identified as a potentially responsible party (“PRP”). Because environmental laws and regulations are constantly evolving, we will continue to incur costs to maintain compliance and our compliance costs could increase materially. Future compliance with existing and new laws and requirements has the potential to disrupt our business operations and may require significant expenditures, and our existing reserves for specific matters may not be adequate to cover future costs. In particular, our manufacturing operations consume significant amounts of energy, and we may in the future incur additional or increased capital, operating and other expenditures from changes due to new or increased climate-related and other environmental requirements. We could also incur substantial liabilities, including fines or sanctions, enforcement actions, natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury under environmental and common laws.

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

Our Bylaws Contain an Exclusive Forum Provision That Could Limit Our Stockholders’ Ability To Choose Their Preferred Judicial Forum for Disputes With Us Or Our Directors, Officers Or Employees

For many years, our bylaws have provided that a state court in Delaware (or, if such a court does not have jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us or our directors, officers or employees arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision of the bylaws is not a waiver of, and does not relieve anyone of, duties to comply with, federal securities laws, including those specifying the exclusive jurisdiction of federal courts under the Securities Exchange Act of 1934, as amended, and concurrent jurisdiction of federal and state courts under the Securities Act of 1933, as amended.

This provision of the bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find this provision in our bylaws to be inapplicable or unenforceable in any action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations, and the action may result in outcomes unfavorable to us, which could have a materially adverse impact on our reputation, our business operations, and our financial position or results of operations.

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

Our corporate offices, significant regional offices and operating facilities (including our mills) as of September 30, 2022 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	76	56	132
Consumer Packaging	63	44	107
Global Paper	49	4	53
Distribution (1)	—	70	70
Corporate and significant regional offices	—	12	12
Total	188	186	374

(1)
We began including our distribution segment facilities in fiscal 2022 with the formation of the segment.

The tables that follow show our estimated annual production capacity in thousands of tons by mill at September 30, 2022, unless stated otherwise. The capacity reflects our current expectations, including assumptions such as product mix and basis weight. Our mill system production levels and operating rates may vary from year to year due to changes in market and other factors, including weather-related events. Our simple average mill system operating rates for the last three years averaged 91%. We own all of our mills. At September 30, 2022, we also own approximately 135,000 acres of forestlands in Brazil.

Containerboard Mills - annual production capacity in thousands of tons

Location of Mill	Linerboard	Medium	White Top Linerboard	Kraft Paper/Bag	Saturating Kraft / Folding Carton	Bleached Paperboard	Market Pulp	Total Capacity
Longview, WA	465	240		345				1,050
Fernandina Beach, FL	950							950
West Point, VA		200	750					950
Stevenson, AL		885						885
Solvay, NY	550	270						820
Hodge, LA	775							775
Tres Barras, Brazil	520	230						750
Florence, SC	710							710
Dublin, GA	135	135		345				615
Seminole, FL	400	200						600
North Charleston, SC	280				270			550
Hopewell, VA	527							527
Tacoma, WA	105		275	60			70	510
Roanoke Rapids, NC	290			210				500
La Tuque, Quebec			345			131		476
Cowpens, SC	45	185						230
Morai, India	155	25						180
Total Capacity (1)	5,907	2,370	1,370	960	270	131	70	11,078

(1)
Reflects the permanent closure of the corrugated medium manufacturing operations at the St. Paul, MN mill announced in October 2022. Our fiber sourcing for our containerboard mills is approximately 61% virgin and 39% recycled.

Paperboard Mills - annual production capacity in thousands of tons

Location of Mill	Bleached Paperboard	Coated Natural Kraft	Coated Recycled Paperboard	Specialty Recycled Paperboard	Linerboard	Market Pulp	Total Capacity
Mahrt, AL		1,035					1,035
Covington, VA	950						950
Evadale, TX	385	95			180		660
Demopolis, AL	360					110	470
St. Paul, MN			170				170
Battle Creek, MI			160				160
Chattanooga, TN				140			140
Dallas, TX			127				127
Lynchburg, VA				121			121
Sheldon Springs, VT (Missisquoi Mill)			111				111
Stroudsburg, PA			80				80
Eaton, IN				64			64
Aurora, IL				32			32
Total Capacity (1)	1,695	1,130	648	357	180	110	4,120

(1)
Our fiber sourcing for our paperboard mills is approximately 74% virgin and 26% recycled.

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

PART II: FINANCIAL INFORMATION

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “WRK”. As of November 4, 2022, there were approximately 5,783 stockholders of record of our Common Stock. The number of stockholders of record includes one single stockholder, Cede & Co., for all of the shares of our Common Stock held by our stockholders in individual brokerage accounts maintained at banks, brokers and institutions.

Dividends

In October 2022, our board of directors declared a quarterly dividend of $0.275 per share, representing a $1.10 per share annualized dividend or an increase of 10%. In fiscal 2022, 2021 and 2020 we paid an annual dividend of $1.00 per share, $0.88 per share and $1.33 per share, respectively. In May 2020, we reduced our dividend given the uncertain market conditions driven by COVID, and we subsequently increased our dividend in May 2021 and October 2021.

Our goal has been to reduce debt and leverage and return capital to stockholders through a competitive annual dividend and share repurchases. Going forward, our capital allocation strategy includes a sustainable and growing dividend.

Stock Performance Graph

The graph below reflects the cumulative stockholder return on an investment of $100 on September 30, 2017, in our Common Stock (assuming the reinvestment of dividends) as of each fiscal year end through September 30, 2022, compared to the return on the same investment in the S&P 500 Index and our industry peer group. Our industry peer group consists of (i) companies in our industry and adjacent/similar industries, (ii) companies with which we compete for talent and/or (iii) companies with a similar revenue scope and scale of our organization(1).

Cumulative Total Returns
$200
$180
$160
$140
$120
$100
$80
$60
$40
2017
2018
2019
2020
2021
2022
WestRock Company
S&P 500
New Peer Group
Old Peer Group

(1)
Prior to fiscal 2022, our peer group included 3M Company, Amcor plc, Avery Dennison Corporation, Ball Corporation, Crown Holdings, Inc., Freeport McMoRan Inc., The Goodyear Tire & Rubber Company, Honeywell International, Inc., International Paper Company, Kimberly-Clark Corporation, LyondellBasell Industries N.V., Nucor Corporation, Packaging Corporation of America, PPG Industries Inc., The Sherwin-Williams Company, United States Steel Corporation and Weyerhaeuser Company (collectively referred to as the “Old Peer Group”). For fiscal 2022, the peer group also reflects the addition of DuPont de Nemours, Inc. (the “New Peer Group”).

The information in the graph above is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of WestRock's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference.

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

Stock Repurchase Plan

See “Note 19. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that help our customers win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

Presentation

Effective October 1, 2021, we reorganized our segment reporting to four reportable segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. We reorganized our reportable segments due to changes in our organizational structure and how our CODM makes key operating decisions, allocates resources and assesses the performance of our business. Effective October 1, 2021, Adjusted EBITDA (as hereinafter defined) is our measure of segment profitability in accordance with ASC 280, “Segment Reporting” because it is used by our CODM to make decisions regarding allocation of resources and to assess segment performance. Prior period amounts have been recast to conform to the new segment structure. These changes did not impact our consolidated financial statements. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

During fiscal 2020, we completed the monetization of the various real estate holdings that we owned that were concentrated in the Charleston, SC region. Following completion of the monetization of these assets, we ceased reporting the results of the Land and Development segment as a separate segment.

Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pre-tax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: gain on sale of certain closed facilities, multiemployer pension withdrawal expense (income), mineral rights impairment, restructuring and other costs, goodwill impairment, non-allocated expenses, interest expense, net, loss on extinguishment of debt, other (expense) income, net, and other adjustments ("Adjusted EBITDA") — each as outlined in “Note 7. Segment Information” of the Notes to Consolidated Financial Statements.

A detailed discussion of the fiscal 2022 year-over-year changes can be found below, as well as a detailed discussion of fiscal 2021 year-over-year changes due to the segment reorganization noted above.

Strategic Acquisitions and Other Portfolio Actions

We are committed to improving our return on invested capital as well as maximizing the performance of our assets. From time to time, we have completed acquisitions that have expanded our product and geographic scope, allowed us to increase our integration levels and impacted our comparative financials. We expect to continue to evaluate potential acquisitions in the future, although the size of individual acquisitions may vary. There were no significant acquisitions in the last three years. See also Item 1A. “Risk Factors — We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments, and Completing Divestitures”.

On July 27, 2022, we announced our entry into an agreement to acquire the remaining 67.7% interest in Grupo Gondi. See “Note 3. Acquisitions and Investments” of the Notes to Consolidated Financial Statements for more information regarding the announcement.

In fiscal 2022, we completed the following portfolio actions: (i) we permanently ceased operations at our Panama City, FL mill, and (ii) we permanently closed the corrugated medium manufacturing operations at our St. Paul, MN mill. Both operations were expected to require significant capital investment to maintain and improve going forward, and the production of fluff pulp (at Panama City) was not a priority in our strategy to focus on higher value markets. Closing these operations allows us to redirect significant capital that would have been required to keep them competitive in the future to improve other key assets. In connection with these actions, we recorded various impairments and other charges, and we expect to record future restructuring charges, primarily associated with future carrying costs. See “Note 4. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements for additional information.

In November 2022, we announced the planned sale of our interior partitions converting operations and three uncoated recycled paperboard mills (Chattanooga, TN, Eaton, IN, and Aurora, IL) in two transactions for a combined $380 million, subject to working capital adjustments. These divestitures align with our commitment to optimize our portfolio and focus our strategy on key end markets. See “Note 22. Subsequent Events” of the Notes to Consolidated Financial Statements for additional information.

Business Systems Transformation

In the fourth quarter of fiscal 2022, we launched a multi-year phased business systems transformation project. The investment will replace much of our existing disparate systems and transition them to a standardized ERP system on a cloud-based platform, as well as a suite of other complementing technologies, across approximately 90% of our footprint based on net sales.

The new systems are intended to transform areas such as manufacturing, supply chain, procurement, quote to cash, financials and analytics, and position us to better leverage automation and process efficiency and enable productivity enhancements. An implementation of this scale is a major financial undertaking and will require substantial time and attention of management and key employees. Project completion dates and anticipated costs may also change. As the systems are phased in, they will become a significant component of our internal control over financial reporting. See also Item 1A. “Risk Factors — We May Not Be Able To Successfully Implement Our Strategic Transformation Initiatives, Including Our New Business Systems Transformation”.

Due to the nature, scope and magnitude of this investment, management believes these incremental transformation costs are above the normal, recurring level of spending for information technology to support operations. These strategic investments are not expected to recur in the foreseeable future, and are not considered representative of our underlying operating performance. As such, management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in our operations and is useful for period-over-period comparisons. This presentation also allows investors to view our underlying operating results in the same manner as they are viewed by management.

The expenses expected to be adjusted from Net income (loss) attributable to common stockholders ("Net Income") are expensed as incurred during the implementation of software applications and other enabling technologies, and do not include deferred or capitalized costs, depreciation and/or amortization, and costs to support or maintain these software applications or systems once they are in productive use. During the investment period, the normal level of spend associated with non-transformative programs is expected to be maintained and these expenses will not be adjusted in our non-GAAP measures. The items adjusted from Net Income will also be adjusted in our presentation of Consolidated Adjusted EBITDA.

EXECUTIVE SUMMARY

Net sales of $21,256.5 million for fiscal 2022 increased $2,510.4 million, or 13.4%, compared to fiscal 2021 primarily due to higher selling price/mix that was partially offset by lower volumes and the unfavorable impact of foreign currency. In the second quarter of fiscal 2021, we experienced lost sales associated with the Ransomware Incident and winter weather events (the “Events”) and we estimate these Events decreased net sales by approximately $189.1 million.

Net income attributable to common stockholders of $944.6 million in fiscal 2022 increased 12.7%, compared to fiscal 2021. The impact of higher selling price/mix and ransomware recoveries was largely offset by increased cost inflation, higher operating costs and lower volumes. Consolidated Adjusted EBITDA of $3,459.4 million in fiscal 2022 increased $460.2 million, or 15.3%. A detailed review of our performance appears below under “Results of Operations”.

Earnings per diluted share was $3.61 in fiscal 2022 compared to $3.13 in fiscal 2021. Adjusted Earnings Per Diluted Share were $4.76 and $3.39 in fiscal 2022 and 2021, respectively. See the discussion and tables under "Non-GAAP Financial Measures" below with respect to Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share.

We generated $2,020.4 million of net cash provided by operating activities in fiscal 2022, compared to $2,279.9 million in fiscal 2021. The decline was primarily due to $511.3 million of greater working capital usage compared to the prior year period that was partially offset by higher earnings excluding non-cash impairments primarily associated with restructuring activities. The greater working capital usage in fiscal 2022 was primarily due to actions taken in the prior year to preserve cash due to uncertainty during the COVID pandemic, such as the payment of certain bonuses and 401(k) match in stock in fiscal 2021, that were paid in cash in fiscal 2022, and the payment in fiscal 2022 of certain previously deferred payroll taxes that relate to relief offered under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) from prior years. See “WestRock Pandemic Action Plan” for more information. We invested $862.6 million in capital expenditures in fiscal 2022 while returning $259.5 million in dividends to our stockholders and repurchasing $600.0 million of Common Stock. We believe our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance. See “Liquidity and Capital Resources” for more information.

A detailed review of our fiscal 2022, 2021 and 2020 performance appears below under “Results of Operations”.

Expectations for the First Quarter of Fiscal 2023 and Fiscal 2023

In the first quarter of fiscal 2023, we expect a sequential decline in net sales and earnings from the fourth quarter of fiscal 2022, reflecting the normal seasonal sequential volume declines in many of our businesses and scheduled mill maintenance outages, resulting in approximately 150,000 tons of maintenance downtime, along with customer inventory rebalancing and macroeconomic uncertainty. We expect lower volume with four fewer shipping days during the first quarter of fiscal 2023, and one fewer shipping day than in the first quarter of fiscal 2022. We expect unfavorable non-cash pension expense of approximately $40 million driven by higher interest rates and market volatility and sequential natural gas and recycled fiber deflation, down approximately 20% and 70%, respectively. We also expect increased health insurance costs prior to the annual reset of employee deductibles. We further expect the continued flow through of previously published price increases and to continue balancing our supply with our customers’ demand. We plan to draw upon our $1.0 billion Delayed Draw Term Loan to acquire the remaining 67.7% interest in Grupo Gondi, and our results will include the corresponding increased interest expense.

In fiscal 2023, we expect our results to be significantly impacted by planned portfolio actions, non-cash pension expense and currency headwinds. We also expect our results to be negatively impacted by customer inventory rebalancing, primarily in our first fiscal quarter, and macroeconomic uncertainty as well as scheduled mill maintenance outages. We further expect the continued flow through of previously published price increases and to continue balancing our supply with our customers' demand. We expect the planned portfolio actions (Grupo Gondi and announced divestitures) to add an estimated net $85 million of Adjusted EBITDA. We expect unfavorable non-cash pension expense of approximately $160 million driven by higher interest rates and market volatility and an estimated $50 million unfavorable impact from foreign exchange rates. We expect approximately 465,000 tons of maintenance downtime compared to approximately 409,000 tons in fiscal 2022. We are also targeting over $250 million in net cost savings in fiscal 2023 related to execution on our transformation initiatives, including items such as increased mill and converting network efficiencies, indirect spend savings and selling, general and administrative ("SG&A") expense reductions. For additional information on our planned portfolio actions see “Note 3. Acquisitions and Investments” and “Note 22. Subsequent Events” of the Notes to Consolidated Financial Statements. For more information on our business systems transformation, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Systems Transformation”.

WestRock Pandemic Action Plan

In May 2020, given the uncertainties associated with the severity and duration of the pandemic, we announced, and began implementing, the WestRock Pandemic Action Plan. We focused and continue to focus on the protection, safety and well-being of our team members and continuing to match our supply with our customers’ demand. We modified the WestRock Pandemic Action Plan as the impact of COVID evolved. The actions that we took pursuant to the plan targeted approximately $1 billion in additional cash through the end of calendar 2021, which was available for use to reduce our outstanding indebtedness. In fiscal 2020, we achieved more than $350 million of the approximately $1 billion goal set forth in the WestRock Pandemic Action Plan, as modified. As of September 30, 2021, we had achieved more than $975 million of the approximately $1 billion goal and discontinued measurement.

We committed to (i) reducing discretionary expenses, (ii) using Common Stock to make Company funded 401(k) match and annual contribution (i.e. up to 5% and 2.5%, respectively) from July 1, 2020 through September 30, 2021 (final period funded in October 2021), (iii) targeting a reduction of fiscal 2021 capital investments to a range of $800 million to $900 million, up from an initial range of $600 to $800 million (we invested $815.5 million in fiscal 2021), and (iv) resetting our quarterly dividend to $0.20 per share for an annual rate of $0.80 per share, which we did in May 2020. See “Liquidity and Capital Resources — Cash Flow Activity” for information regarding subsequent increases to our dividend.

In addition to the items addressed above, we (i) decreased the salaries of our senior executive team by up to 25% from May 1, 2020 through December 31, 2020 and decreased the retainer for members of our board of directors by 25% for the third and fourth calendar quarters of 2020, (ii) used Common Stock to pay our annual incentive for fiscal 2020 for nearly all participants and set the payout level at 50% of the target opportunity subject to a safety modifier, as well as for Company funded 401(k) match and our annual contribution as noted above, and (iii) postponed $116.5 million of employment taxes incurred through the end of calendar year 2020, pursuant to relief offered under the CARES Act. We also reduced fiscal 2020 capital investments to $978.1 million after targeting to reduce them by approximately $150 million to approximately $950 million. We paid the first 50% of employment taxes deferred under the CARES Act as required in December 2021 and expect to pay the remaining 50% by December 2022.

We began tracking the impact of costs associated with safety, cleaning and other items related to COVID in the third quarter of fiscal 2020 and discontinued doing so during fiscal 2022 due to their continuing nature at relatively consistent levels. We expect to continue to incur expenses for these items as needed in the future. During fiscal 2021, we recorded $38.4 million of expense related to COVID, including $22.0 million of relief payments to employees in the first quarter of fiscal 2021. The balance was for increased costs for safety, cleaning and other items related to COVID. During fiscal 2020, we provided one-time COVID recognition awards to our team members who work in manufacturing and operations and recognized expense of $31.6 million for those awards. During fiscal 2020, we also incurred an additional expense of $32.4 million for cleaning, safety supplies and equipment, screening resources and other items. We did not have any relief payments paid to employees in fiscal 2022.

RANSOMWARE INCIDENT

As previously disclosed, on January 23, 2021, we detected a ransomware incident impacting certain of our systems. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams worked to maintain our business operations and minimize the impact on our customers and team members. In our Form 10-Q for the second quarter fiscal 2021, we announced that all systems were back in service. All of our mills and converting locations began producing and shipping paper and packaging at pre-ransomware levels in March 2021 or earlier. For more information on the ransomware incident, including the financial impact, see “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements. See Item 1A. “Risk Factors — We are Subject to Cyber-Security Risks, Including Related to Customer, Employee, Vendor or Other Company Data”.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three years ended September 30, 2022 (in millions):

	Year Ended September 30,
	2022	2021	2020
Net sales	$21,256.5	$18,746.1	$17,578.8
Cost of goods sold	17,235.8	15,315.8	14,381.6
Gross profit	4,020.7	3,430.3	3,197.2
Selling, general and administrative excluding intangible amortization	1,932.6	1,759.3	1,624.4
Selling, general and administrative intangible amortization	350.4	357.1	400.5
(Gain) loss on disposal of assets	(16.9)	4.1	(16.3)
Multiemployer pension withdrawal expense (income)	0.2	(2.9)	(1.1)
Mineral rights impairment	26.0	—	—
Restructuring and other costs	401.6	31.5	112.7
Goodwill impairment	—	—	1,333.2
Operating profit (loss)	1,326.8	1,281.2	(256.2)
Interest expense, net	(318.8)	(372.3)	(393.5)
Loss on extinguishment of debt	(8.5)	(9.7)	(1.5)
Pension and other postretirement non-service income	157.4	134.9	103.3
Other (expense) income, net	(11.0)	10.9	9.5
Equity in income of unconsolidated entities	72.9	40.9	15.8
Income (loss) before income taxes	1,218.8	1,085.9	(522.6)
Income tax expense	(269.6)	(243.4)	(163.5)
Consolidated net income (loss)	949.2	842.5	(686.1)
Less: Net income attributable to noncontrolling interests	(4.6)	(4.2)	(4.8)
Net income (loss) attributable to common stockholders	$944.6	$838.3	$(690.9)

Net Sales (Unaffiliated Customers)

Net sales in fiscal 2022 increased $2,510.4 million, or 13.4%, compared to fiscal 2021 primarily due to the impact of higher selling price/mix that was partially offset by lower volumes and the unfavorable impact of foreign currency. In fiscal 2021, we lost an estimated $189.1 million of net sales associated with the Events, all in the second quarter.

Net sales in fiscal 2021 increased $1,167.3 million, or 6.6%, compared to fiscal 2020 primarily due to higher selling price/mix and higher volumes, partially offset by lost sales associated with the Events. Additionally, we experienced a net favorable impact of foreign currency across our segments. Volumes in fiscal 2020 were negatively impacted by COVID, primarily in the last half of the fiscal year.

See “Segment Information” below for the change in net sales before intersegment eliminations by segment.

Cost of Goods Sold

Cost of goods sold increased to $17,235.8 million in fiscal 2022 compared to $15,315.8 million in fiscal 2021. Cost of goods sold as a percentage of net sales was 81.1% in fiscal 2022 compared to 81.7% in fiscal 2021. The decrease was primarily due to higher selling prices and ransomware recoveries in fiscal 2022, which were largely offset by increased cost inflation, higher operating costs and increased planned downtime including maintenance outages. Fiscal 2021 included the negative impact of the Events versus insurance recoveries in fiscal 2022. In fiscal 2022 we received $50.6 million of business interruption recoveries recorded as a reduction of Cost of goods sold. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” for additional information. Cost inflation consisted primarily of higher energy, wage and benefit costs, recycled fiber, freight, virgin fiber and chemical costs. In fiscal 2021, we recorded $19.7 million of one-time recognition awards to our team members who work in manufacturing and operations. While costs increased in fiscal 2022 compared to fiscal 2021, driven by the factors noted above, we sought to mitigate their impact. Our mitigation strategies, such as through price increases and productivity and other cost control efforts, provided us some flexibility to respond to these circumstances, but we may be unsuccessful in doing so in future periods. In fiscal 2022, we entered into various natural gas commodity derivatives that were designated as cash flow hedges for accounting purposes and are scheduled to be settled over the next twelve months. These positions were entered into to help us mitigate commodity pricing risk. See “Note 18. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)” of the Notes to Consolidated Financial Statements for additional information regarding our natural gas commodity derivatives.

Cost of goods sold increased to $15,315.8 million in fiscal 2021 compared to $14,381.6 million in fiscal 2020. Cost of goods sold as a percentage of net sales was 81.7% in fiscal 2021 compared to 81.8% in fiscal 2020. The increase in cost of goods sold in fiscal 2021 compared to fiscal 2020 was primarily due to higher volumes, increased cost inflation and other items, including operational disruption associated with the Events. These items were partially offset by productivity improvements and other items. In fiscal 2020, we incurred approximately $4.5 million of direct costs and property damage associated with Hurricane Michael and received Hurricane Michael-related insurance proceeds of $32.3 million and recorded a reduction of cost of goods sold of $32.1 million in connection with an indirect tax claim in Brazil. The Hurricane Michael-related insurance proceeds were for $20.6 million of direct costs and property damage and for $11.7 million for business interruption recoveries. In fiscal 2021, we recorded costs of goods sold of $35.4 million related to COVID primarily for relief payments to employees and increased costs for safety, cleaning and other items related to COVID. Fiscal 2020 includes costs of goods sold of $56.5 million associated with COVID, including one-time recognition awards to our team members who work in manufacturing and operations, increased costs for safety, cleaning and other items related to COVID. We began to track and report the impact of COVID on fiscal 2020 in the third fiscal quarter. Cost inflation consisted primarily of higher recycled fiber, wage and benefit costs, energy, freight, chemical and virgin fiber costs.

Selling, General and Administrative Excluding Intangible Amortization

SG&A excluding intangible amortization increased $173.3 million to $1,932.6 million in fiscal 2022 compared to fiscal 2021. SG&A excluding intangible amortization as a percentage of net sales decreased in fiscal 2022 to 9.1% from 9.4% in fiscal 2021, primarily due to higher selling prices. The SG&A increase in fiscal 2022 was primarily due to $76.3 million of increased compensation and benefits. In addition, we incurred $22.7 million of increased travel and entertainment costs, $19.1 million of increased software/computer expenses, $14.0 million of increased bad debt expense and $10.6 million of higher consulting, professional and legal fees. The increased travel and entertainment costs are still well below pre-pandemic levels. In fiscal 2022, we recorded $6.6 million of ransomware recoveries of direct costs compared to expense, net of initial recoveries of approximately $19 million in fiscal 2021.

SG&A excluding intangible amortization increased $134.9 million to $1,759.3 million in fiscal 2021 compared to fiscal 2020 primarily due to a $119.8 million increase in bonus and stock-based compensation expense, including a $9.6 million acceleration of stock-based compensation in connection with the departure of our former CEO in the second quarter of fiscal 2021. In addition, we incurred increased aggregate costs for consulting, professional and legal fees of $21.2 million compared to the prior year period, primarily associated with the Ransomware Incident. These increases were partially offset by a $29.4 million decrease in bad debt expense compared to the prior year period, as well as a $18.4 million reduction in travel and entertainment associated with prolonged shelter-in-place orders in response to the ongoing effects of COVID. SG&A excluding intangible amortization as a percentage of net sales increased in fiscal 2021 to 9.4% from 9.2% in fiscal 2020.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $350.4 million, $357.1 million and $400.5 million in fiscal 2022, 2021 and 2020, respectively. The expense primarily represents the amortization of customer relationship intangibles acquired in business combinations. The decline in fiscal 2021 was primarily attributable to certain intangibles from prior acquisitions reaching full amortization.

Mineral Rights Impairment

In fiscal 2022, we recorded a $26.0 million pre-tax non-cash impairment of certain mineral rights as a result of the lack of new leasing or development activity on the related properties for an extended period of time. With the impairment in the third quarter of fiscal 2022, we have no remaining mineral rights.

Restructuring and Other Costs

We recorded pre-tax restructuring and other costs of $401.6 million, $31.5 million and $112.7 million for fiscal 2022, 2021 and 2020, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture vary. The increase in fiscal 2022 was primarily driven by the closure of our Panama City, FL mill and the permanent closure of the corrugated medium manufacturing operations at the St. Paul, MN mill.

We generally expect the integration of a closed facility’s production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 4. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements for additional information, including a description of the type of costs incurred. We have restructured portions of our operations from time to time and it is likely that we will engage in additional restructuring initiatives in the future. See also Item 1A. “Risk Factors — We May Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring”.

Goodwill Impairment

No goodwill impairments were recorded in fiscal 2022 or 2021. In fiscal 2020, we recorded a pre-tax non-cash goodwill impairment of $1,333.2 million in our legacy Consumer Packaging reportable segment. The impairment was primarily the result of expected lower volumes and cash flows related to certain external bleached paperboard end markets, including commercial print, tobacco and plate and cup stock markets. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill” for more information on our goodwill impairment testing.

Interest Expense, net

Interest expense, net was $318.8 million and $372.3 million for fiscal 2022 and 2021, respectively. The decrease was primarily due to a net $35.8 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities for the increase in interest rates in fiscal 2022 compared to fiscal 2021. In addition, interest expense, net declined due to lower debt levels compared to the prior year period. These declines were partially offset by higher interest rates on debt in the fiscal year ended September 30, 2022.

Interest expense, net was $372.3 million and $393.5 million for fiscal 2021 and 2020, respectively. The decrease was primarily due to lower debt levels that was partially offset by higher interest rates in fiscal 2021 compared to fiscal 2020. Additionally, fiscal 2020 was impacted by $20.5 million of interest income recorded in connection with an indirect tax claim in Brazil partially offset by a $15.0 million increase in interest expense associated with the remeasurement of our multiemployer pension liabilities. See “Note 17. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements for additional information. See Item 1A. “Risk Factors — We Have Had Significant Levels of Indebtedness in the Past and May Incur Significant Levels of Indebtedness in the Future, Which Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business”.

Pension and Other Postretirement Non-Service Income

Pension and other postretirement non-service income was $157.4 million and $134.9 million in fiscal 2022 and 2021, respectively. The increase was primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2022. Customary pension and other postretirement (income) costs are included in our segment results.

Pension and other postretirement non-service income was $134.9 million and $103.3 million in fiscal 2021 and 2020, respectively. The increase was primarily due to the increase in plan asset balances used to determine the expected return on plan assets for fiscal 2021. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements for more information.

Other (Expense) Income, net

Other (expense) income, net was expense of $11.0 million and income of $10.9 million and $9.5 million in fiscal 2022, 2021 and 2020, respectively. The increase in expense in fiscal 2022 was primarily due to a $9.3 million increase in fees associated with the sale of receivables and a $5.7 million less favorable impact of exchange rates compared to fiscal 2021.

Fiscal 2021 primarily included a $16.5 million gain on sale of the Summerville, SC sawmill and a $16.0 million gain on sale of our Rosenbloom legacy cost method investment, which were partially offset by a $22.5 million charge associated with not exercising an option to purchase an additional equity interest in Grupo Gondi at that time.

Equity in Income of Unconsolidated Entities

We recorded equity in income of unconsolidated entities of $72.9 million in fiscal 2022 compared to $40.9 million in fiscal 2021. The increase was driven by earnings improvement across the portfolio, most notably, in a displays joint venture and our joint venture with Grupo Gondi. On July 27, 2022, we announced our entry into an agreement to acquire the remaining 67.7% interest in Grupo Gondi. See “Note 3. Acquisitions and Investments” of the Notes to Consolidated Financial Statements for more information regarding the announcement.

We recorded equity in income of unconsolidated entities of $40.9 million in fiscal 2021 compared to $15.8 million in fiscal 2020. The increase was driven by earnings improvement across the portfolio, most notably, our joint venture with Grupo Gondi.

Provision for Income Taxes

We recorded income tax expense of $269.6 million for fiscal 2022 at an effective tax rate of 22.1%, compared to an income tax expense of $243.4 million at an effective tax rate of 22.4% in fiscal 2021 and income tax expense of $163.5 million at an effective tax rate of (31.3)% in fiscal 2020, due to the loss before income tax. See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements for additional information, including a table reconciling the statutory federal tax rate to our effective tax rate. Excluding the effect of the goodwill impairment, which was largely not tax deductible, our effective tax rate was 22.5% in fiscal 2020.

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. While we are still evaluating the impact that the Inflation Reduction Act will have on our financial results, we do not believe the impact will be material.

Hurricane Michael

In fiscal 2020, we received the remaining $32.3 million of insurance proceeds related to the extensive damage sustained at our containerboard and pulp mill located in Panama City, FL, in October 2018 due to Hurricane Michael. The insurance proceeds received in fiscal 2020 consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. The insurance proceeds were recorded as a reduction of cost of goods sold - $20.0 million in our Corrugated Packaging segment and $12.3 million in our Global Paper segment. See Item 1A. “Risk Factors — We Face Physical, Operational, Financial and Reputational Risks Associated with Climate Change”.

SEGMENT INFORMATION

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
Corrugated Packaging Shipments - thousands of tons	1,600.2	1,642.0	1,591.8	1,697.3	6,531.3
North American Corrugated Packaging Shipments - BSF	23.9	23.7	23.2	24.8	95.7
North American Corrugated Packaging Per Shipping Day - MMSF	385.4	370.9	369.0	387.7	378.3

Fiscal 2021
Corrugated Packaging Shipments - thousands of tons	1,729.4	1,662.7	1,709.6	1,678.7	6,780.4
North American Corrugated Packaging Shipments - BSF	25.3	24.6	25.3	24.5	99.8
North American Corrugated Packaging Per Shipping Day - MMSF	415.3	391.2	401.7	383.2	397.6

Fiscal 2022
Corrugated Packaging Shipments - thousands of tons	1,634.5	1,662.1	1,648.7	1,580.5	6,525.8
North American Corrugated Packaging Shipments - BSF	24.5	24.7	24.5	23.4	97.1
North American Corrugated Packaging Per Shipping Day - MMSF	401.0	385.8	389.3	365.5	385.2

Corrugated Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2020
First Quarter	$1,979.3	$358.5	18.1%
Second Quarter	1,973.0	392.3	19.9
Third Quarter	1,850.2	361.0	19.5
Fourth Quarter	1,987.7	362.4	18.2
Total	$7,790.2	$1,474.2	18.9%

Fiscal 2021
First Quarter	$2,019.5	$347.6	17.2%
Second Quarter	2,022.4	321.1	15.9
Third Quarter	2,154.7	363.9	16.9
Fourth Quarter	2,203.9	361.4	16.4
Total	$8,400.5	$1,394.0	16.6%

Fiscal 2022
First Quarter	$2,220.0	$288.9	13.0%
Second Quarter	2,319.0	328.7	14.2
Third Quarter	2,382.5	385.2	16.2
Fourth Quarter	2,386.1	383.9	16.1
Total	$9,307.6	$1,386.7	14.9%

(1)
Net Sales before intersegment eliminations

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $907.1 million in fiscal 2022 compared to fiscal 2021. The increase primarily consisted of $1,137.0 million of higher selling price/mix that was partially offset by $265.7 million of lower volumes. The lower volumes were largely due to market softness and customer inventory rebalancing in the fourth quarter of fiscal 2022. The volume comparison in fiscal 2022 reflects the $39.2 million negative impact in the prior year period from the Events, with an estimated $16.2 million and $23.0 million due to the Ransomware Incident and winter weather, respectively.

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $610.3 million in fiscal 2021 compared to fiscal 2020 primarily due to $375.7 million of higher selling price/mix and $241.0 million of higher volumes. Volumes in fiscal 2021 were negatively impacted by an estimated $39.2 million from the Events. Volumes in fiscal 2020 were negatively impacted by COVID, primarily in the last half of the fiscal year.

Adjusted EBITDA — Corrugated Packaging Segment

Corrugated Packaging segment Adjusted EBITDA in fiscal 2022 decreased $7.3 million compared to fiscal 2021, primarily due to an estimated $815.6 million of increased cost inflation, $249.1 million higher operating costs, including an estimated $29.8 million from economic downtime in the fourth quarter of fiscal 2022, $111.3 million of lower volumes excluding the Events in the prior year period and a $12.9 million increase from planned downtime including maintenance outages. These items were largely offset by a $1,136.0 million margin impact from higher selling price/mix and the $46.0 million favorable impact on the current period of the Events due to recoveries in the current year period compared to the expense from the Events in the prior year period. Productivity was negatively impacted by higher supply chain costs and labor shortages, in part due to the impacts of COVID and higher rates of attrition, as well as heavy planned mill maintenance in the first half of fiscal 2022 and COVID-related absenteeism primarily in the second quarter of fiscal 2022.

Corrugated Packaging segment Adjusted EBITDA in fiscal 2021 decreased $80.2 million compared to fiscal 2020, primarily due to an estimated $358.6 million of increased cost inflation, $181.9 million higher operating costs, $18.1 million of impact from the Events and $7.2 million of Hurricane Michael insurance recoveries in fiscal 2020. These items were largely offset by a $378.8 million margin impact from higher selling price/mix, $95.1 million of higher volumes excluding the Events and an estimated $11.7 million from lower economic downtime.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
Consumer Packaging Shipments - thousands of tons	366.0	384.1	391.1	401.7	1,542.8

Fiscal 2021
Consumer Packaging Shipments - thousands of tons	374.9	379.1	386.4	389.5	1,529.9

Fiscal 2022
Consumer Packaging Shipments - thousands of tons	374.2	401.3	399.3	391.4	1,566.2

Consumer Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2020
First Quarter	$1,015.4	$133.2	13.1%
Second Quarter	1,049.8	159.7	15.2
Third Quarter	1,024.1	186.0	18.2
Fourth Quarter	1,101.1	181.8	16.5
Total	$4,190.4	$660.7	15.8%

Fiscal 2021
First Quarter	$1,062.5	$175.3	16.5%
Second Quarter	1,080.6	164.1	15.2
Third Quarter	1,132.2	183.3	16.2
Fourth Quarter	1,158.6	198.1	17.1
Total	$4,433.9	$720.8	16.3%

Fiscal 2022
First Quarter	$1,138.7	$169.3	14.9%
Second Quarter	1,250.6	205.8	16.5
Third Quarter	1,270.2	234.9	18.5
Fourth Quarter	1,305.7	219.2	16.8
Total	$4,965.2	$829.2	16.7%

(1)
Net Sales before intersegment eliminations

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations for the Consumer Packaging segment increased $531.3 million in fiscal 2022 compared to fiscal 2021 primarily due to $425.7 million of higher selling price/mix and $258.7 million impact of higher volumes, including the $12.1 million negative impact from the Events in the prior year period. These increases were partially offset by $149.6 million of unfavorable foreign currency impacts.

The $243.5 million increase in net sales before intersegment eliminations for the Consumer Packaging segment in fiscal 2021 compared to fiscal 2020 was primarily due to $101.5 million of higher volumes, $88.5 million of favorable foreign currency impacts and $53.4 million of higher selling price/mix. Volumes were negatively impacted by an estimated $12.1 million from the Events. Volumes in fiscal 2020 were negatively impacted by COVID, primarily in the last half of the fiscal year.

Adjusted EBITDA — Consumer Packaging Segment

Consumer Packaging segment Adjusted EBITDA in fiscal 2022 increased $108.4 million compared to the prior year. Adjusted EBITDA in the period increased primarily due to an estimated $409.0 million margin impact from higher selling price/mix, $59.2 million of higher volumes excluding the Events and a $9.9 million favorable impact from the Events due to recoveries in the current year period compared to the expense from the Events in the prior year period. These items were partially offset by an estimated $329.4 million of increased cost inflation, $25.6 million of unfavorable foreign currency impacts, $8.0 million of higher operating costs and a $6.4 million increase from planned downtime including maintenance outages.

Consumer Packaging segment Adjusted EBITDA in fiscal 2021 increased $60.1 million compared to the prior year primarily due to $138.0 million of increased productivity and other operational items, an estimated $29.9 million margin impact from higher selling price/mix, an estimated $20.9 million from lower economic downtime and $11.1 million of higher volumes excluding the Events. These items were partially offset by an estimated $136.6 million of increased cost inflation.

Global Paper Segment

Global Paper Shipments

Global Paper shipments in thousands of tons include the sale of containerboard, paperboard, market pulp and specialty papers (including kraft papers and saturating kraft) to external customers. The shipment data table excludes gypsum paperboard liner tons produced by our Seven Hills Paperboard LLC joint venture in Lynchburg, VA since it is not consolidated. We have presented the Global Paper shipments in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
Global Paper Shipments - thousands of tons	1,619.0	1,719.6	1,651.2	1,528.0	6,517.8

Fiscal 2021
Global Paper Shipments - thousands of tons	1,461.7	1,482.7	1,588.6	1,738.7	6,271.6

Fiscal 2022
Global Paper Shipments - thousands of tons	1,515.9	1,658.2	1,632.7	1,377.4	6,184.3

Global Paper Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2020
First Quarter	$1,206.9	$190.3	15.8%
Second Quarter	1,246.5	173.6	13.9
Third Quarter	1,166.2	167.1	14.3
Fourth Quarter	1,130.0	170.9	15.1
Total	$4,749.6	$701.9	14.8%

Fiscal 2021
First Quarter	$1,090.9	$151.7	13.9%
Second Quarter	1,130.6	159.6	14.1
Third Quarter	1,299.2	265.2	20.4
Fourth Quarter	1,462.3	307.2	21.0
Total	$4,983.0	$883.7	17.7%

Fiscal 2022
First Quarter	$1,352.6	$232.4	17.2%
Second Quarter	1,538.1	308.6	20.1
Third Quarter	1,610.3	399.0	24.8
Fourth Quarter	1,429.2	306.4	21.4
Total	$5,930.2	$1,246.4	21.0%

(1)
Net Sales before intersegment eliminations

Net Sales (Aggregate) — Global Paper Segment

Net sales before intersegment eliminations for the Global Paper segment increased $947.2 million in fiscal 2022 compared to fiscal 2021 primarily due to $1,101.8 million of higher selling price/mix that was partially offset by $63.0 million of lower volumes including the $134.8 million negative impact on volumes in fiscal 2021 from the Events.

The lower volumes were due to market softness in the fourth quarter of fiscal 2022. This aggregate increase was also partially offset by the absence of $33.7 million of sales from the sawmill we sold in the second quarter fiscal 2021.

The $233.4 million increase in net sales before intersegment eliminations for the Global Paper segment in fiscal 2021 compared to fiscal 2020 was primarily due to $438.3 million of higher selling price/mix that was partially offset by $160.7 million of lower volumes, $21.0 million of lower sales due to the second quarter of fiscal 2021 sawmill sale, and $18.9 million of unfavorable foreign currency impacts. Volumes were negatively impacted by an estimated $91.7 million and $43.1 million due to the Ransomware Incident and winter weather, respectively. Volumes in fiscal 2020 were negatively impacted by COVID, primarily in the last half of the fiscal year.

Adjusted EBITDA — Global Paper Segment

Global Paper segment Adjusted EBITDA in fiscal 2022 increased $362.7 million compared to the prior year. Adjusted EBITDA in the period increased primarily due to a $1,101.8 million margin impact from higher selling price/mix and a $79.4 million favorable impact from the Events due to recoveries in the current year period and expense from the Events in the prior year period. These items were partially offset by an estimated $659.4 million of increased cost inflation, $72.8 million of lower volumes excluding the Events, $72.1 million higher operating costs including an estimated $15.7 million from economic downtime in the fourth quarter of fiscal 2022, and a $16.1 million increase from planned downtime including maintenance outages.

Global Paper segment Adjusted EBITDA in fiscal 2021 increased $181.8 million compared to fiscal 2020 primarily due to an estimated $436.2 million of margin impact from higher selling price/mix, $64.1 million of increased productivity and other operational items and an estimated $18.3 million from lower economic downtime. These items were partially offset by an estimated $273.2 million of increased cost inflation, $53.1 million of impact from the Events, $4.5 million of Hurricane Michael insurance recoveries in fiscal 2020 and $6.0 million of lower volumes excluding the Events.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2020
Distribution Shipments - thousands of tons	43.9	44.7	47.4	56.8	192.7

Fiscal 2021
Distribution Shipments - thousands of tons	56.4	53.6	64.5	53.1	227.6

Fiscal 2022
Distribution Shipments - thousands of tons	48.5	50.8	59.8	46.8	205.9

Distribution Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2020
First Quarter	$265.0	$11.4	4.3%
Second Quarter	245.4	6.8	2.8
Third Quarter	261.9	8.3	3.2
Fourth Quarter	330.1	22.2	6.7
Total	$1,102.4	$48.7	4.4%

Fiscal 2021
First Quarter	$303.8	$16.4	5.4%
Second Quarter	280.3	11.0	3.9
Third Quarter	322.3	18.0	5.6
Fourth Quarter	348.4	23.4	6.7
Total	$1,254.8	$68.8	5.5%

Fiscal 2022
First Quarter	$324.8	$6.5	2.0%
Second Quarter	362.3	28.0	7.7
Third Quarter	357.7	19.2	5.4
Fourth Quarter	374.1	26.0	7.0
Total	$1,418.9	$79.7	5.6%

(1)
Net Sales before intersegment eliminations

Net Sales (Aggregate) — Distribution Segment

Net sales before intersegment eliminations for the Distribution segment increased $164.1 million in fiscal 2022 compared to fiscal 2021 primarily due to $139.9 million of higher selling price/mix and $19.5 million of higher volumes, primarily related to fulfillment of a large healthcare order in the second quarter of fiscal 2022 that was partially offset by market softness in the fourth quarter of fiscal 2022.

The $152.4 million increase in net sales before intersegment eliminations for the Distribution segment in fiscal 2021 compared to fiscal 2020 was primarily due to $139.5 million of higher volumes and $10.7 million of higher selling price/mix.

Adjusted EBITDA — Distribution Segment

Distribution segment Adjusted EBITDA in fiscal 2022 increased $10.9 million compared to the prior year primarily due to a $139.9 million margin impact from higher selling price/mix, $15.5 million from higher volumes and $5.2 million of increased productivity and other operational items. These items were largely offset by an estimated $149.5 million of increased cost inflation.

Distribution segment Adjusted EBITDA in fiscal 2021 increased $20.1 million compared to fiscal 2020 primarily due to $28.5 million of higher volumes and an estimated $13.7 million margin impact from higher selling price/mix. These increases were partially offset by $11.2 million of higher operating costs and an estimated $10.2 million of increased cost inflation.

LIQUIDITY AND CAPITAL RESOURCES

We fund our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our accounts receivable sales agreements, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for detailed information regarding our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

We are a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of September 30, 2022, while others are considered future obligations. Our contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”, for additional information.

Cash and cash equivalents were $260.2 million at September 30, 2022 and $290.9 million at September 30, 2021. Approximately two-thirds of the cash and cash equivalents at September 30, 2022 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At September 30, 2022, total debt was $7,787.2 million, $212.2 million of which was current. At September 30, 2021, total debt was $8,194.1 million, $168.8 million of which was current. Included in our total debt at September 30, 2022 was $175.1 million of non-cash acquisition related step-up. During fiscal 2022, debt decreased $406.9 million due to repayments primarily using net cash provided by operating activities that exceeded aggregate capital expenditures and capital returned to stockholders in the form of dividends and share repurchases.

At September 30, 2022, we had approximately $3.7 billion of availability under our long-term committed credit facilities and cash and cash equivalents, excluding the $1.0 billion Delayed Draw Term Loan that we plan to use to acquire the remaining 67.7% interest in Grupo Gondi. Our primary availability is under our revolving credit facilities and receivables securitization facility, the majority of which matures on July 7, 2027. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. On March 22, 2022, we redeemed $350 million aggregate principal amount of our 4.00% senior notes due March 2023 primarily using borrowings under our receivables securitization facility and recorded an $8.2 million loss on extinguishment of debt. On September 10, 2021, we redeemed $400 million aggregate principal amount of our 4.900% senior notes due March 2022 using cash and cash equivalents and recorded a loss on extinguishment of debt of $8.6 million.

Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with all of these covenants as required by these facilities and were in compliance with them at September 30, 2022.

At September 30, 2022, we had $57.1 million of outstanding letters of credit not drawn upon.

We use a variety of working capital management strategies including supply chain financing ("SCF") programs, vendor financing and commercial card programs, monetization facilities where we sell short-term receivables to a group of third-party financial institutions and receivables securitization facilities. We describe these programs below.

We engage in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or us. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer-based SCF programs constitute approximately 2% of our annual net sales. In addition, we have monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 12. Fair Value — Accounts Receivable Sales Agreements” for a discussion of our monetization facilities.

Our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. We do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable our suppliers, at their sole discretion, to sell their receivables from us to the financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell us goods or services and issue the associated invoices to us based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Our suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by us under SCF programs and we have no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to our suppliers that elect to participate in SCF programs are included in the line items Accounts payable and Other current liabilities in our consolidated balance sheets and the activity is reflected in net cash provided by operating activities in our consolidated statements of cash flows. Based on correspondence with the financial institutions that are involved with our two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 17% to 19% of our Accounts payable balance on our consolidated balance sheets.

We also participate in certain vendor financing and commercial card programs to support our travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because we receive the benefit of extended payment terms and a rebate from the financial institution that we would not have otherwise received without the financial institutions’ involvement. We also have a receivables securitization facility that allows for borrowing availability based on the eligible underlying accounts receivable and compliance with certain covenants. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for a discussion of our receivables securitization facility and the amount outstanding under our vendor financing and commercial card programs.

Cash Flow Activity

	Year Ended September 30,
(In millions)	2022	2021	2020

Net cash provided by operating activities	$2,020.4	$2,279.9	$2,070.7
Net cash used for investing activities	$(776.0)	$(676.0)	$(921.5)
Net cash used for financing activities	$(1,281.3)	$(1,580.4)	$(1,021.1)

Net cash provided by operating activities during fiscal 2022 decreased $259.5 million from fiscal 2021 primarily due to $511.3 million of greater working capital usage compared to the prior year period that was partially offset by higher earnings excluding non-cash impairments primarily associated with restructuring activities. The greater working capital usage in fiscal 2022 was primarily due to actions taken in the prior year to preserve cash due to uncertainty during the COVID pandemic, such as the payment of certain bonuses and 401(k) match in stock in fiscal 2021, that were paid in cash in fiscal 2022, and the payment in fiscal 2022 of certain previously deferred payroll taxes that relate to relief offered under the CARES Act from prior years. Net cash provided by operating activities during fiscal 2021 increased $209.2 million from fiscal 2020 primarily due to higher consolidated net income and a $141.0 million net decrease in the use of working capital compared to the prior year. The changes in working capital in fiscal 2022 and 2021 included a source of cash resulting from the sale of $58.8 million and $76.6 million, respectively, of accounts receivables in connection with the A/R Sales Agreement (as defined in Note 12. Fair Value) as well as a similar use of cash of $3.2 million in fiscal 2020.

Net cash used for investing activities of $776.0 million in fiscal 2022 consisted primarily of $862.6 million for capital expenditures that was partially offset by $60.8 million of proceeds from corporate owned life insurance and $28.2 million of proceeds from the sale of property, plant and equipment, primarily for the sale of a previously closed facility. Net cash used for investing activities of $676.0 million in fiscal 2021 consisted primarily of $815.5 million for capital expenditures that were partially offset by $58.5 million of proceeds from the sale of the Summerville, SC sawmill, $44.9 million of proceeds from corporate owned life insurance and $29.5 million of proceeds from the sale of investments. Net cash used for investing activities of $921.5 million in fiscal 2020 consisted primarily of $978.1 million for capital expenditures that were partially offset by $35.0 million of proceeds from the sale of property, plant and equipment and $16.9 million of proceeds from corporate owned life insurance.

We invested $862.6 million in capital expenditures in fiscal 2022, which is below the $1.0 billion we expected to invest heading into the year, but in line with our revised guidance due to supply chain and other delays. We expect capital expenditures of approximately $1.0 to $1.1 billion in fiscal 2023. At this level of capital investment, we expect that we will continue to invest in safety, environmental and maintenance projects while also making investments to support productivity and growth in our business. However, our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions or to comply with changes in environmental laws and regulations.

In fiscal 2022, net cash used for financing activities of $1,281.3 million consisted primarily of share repurchases of $600.0 million, a net decrease in debt of $452.7 million and cash dividends paid to stockholders of $259.5 million. In fiscal 2021, net cash used for financing activities of $1,580.4 million consisted primarily of a net decrease in debt of $1,241.3 million and cash dividends paid to stockholders of $233.8 million and stock repurchases of $122.4 million. In fiscal 2020, net cash used for financing activities of $1,021.1 million consisted primarily of a net decrease in debt of $673.9 million and cash dividends paid to stockholders of $344.5 million.

We estimate that we will invest approximately $36 million for capital expenditures during fiscal 2023 in connection with matters relating to environmental compliance. We were obligated to purchase approximately $371 million of fixed assets at September 30, 2022 for various capital projects. See Item 1A. “Risk Factors — Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated”.

At September 30, 2022, the U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $51 million in future potential reductions of U.S. federal, state and foreign cash taxes. These items are primarily for foreign and state net operating losses and credits that generally will be utilized between fiscal 2023 and 2040. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures and other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our fiscal 2023, 2024 and 2025 cash tax rate will be at or driven slightly higher than our income tax rate primarily due the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act.

During fiscal 2022 and 2021, we made contributions of $21.2 million and $23.2 million, respectively, to our U.S. and non-U.S. pension plans. Based on current facts and assumptions, we expect to contribute approximately $21 million to our U.S. and non-U.S. pension plans in fiscal 2023. Based on current assumptions, including future interest rates, we estimate that minimum pension contributions to our U.S. and non-U.S. pension plans will be approximately $21 million to $23 million annually in fiscal 2024 through 2027. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. The net overfunded status of our U.S. and non-U.S. pension plans at September 30, 2022 was $237.8 million. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from PIUMPF and Central States, Southeast and Southwest Areas Pension Plan (“Central States”), and recorded estimated withdrawal liabilities for each. We also have liabilities associated with other MEPPs from which we, or legacy companies, have withdrawn from in the past. In fiscal 2023, we expect to pay approximately $12 million a year in withdrawal liabilities, excluding accumulated funding deficiency demands. With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate. At September 30, 2022 and September 30, 2021, we had withdrawal liabilities recorded of $214.7 million and $247.1 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. The decrease in withdrawal liabilities in fiscal 2022 as compared to the end of fiscal 2021 was primarily due to an increase in interest rates. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with Multiemployer Pension Plans”.

In October 2022, our board of directors declared a quarterly dividend of $0.275 per share, representing a $1.10 per share annualized dividend or an increase of 10%. In fiscal 2022, 2021 and 2020 we paid an annual dividend of $1.00 per share, $0.88 per share and $1.33 per share, respectively. In May 2020, we reduced our dividend given the uncertain market conditions at the time driven by COVID, and we subsequently increased our dividend in May 2021 and October 2021. Our goal has been to reduce debt and leverage and return capital to stockholders through a competitive annual dividend and share repurchases. Going forward, our capital allocation strategy includes a sustainable and growing dividend.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, plus any unutilized shares left from the July 2015 authorization. The 25.0 million shares represent an additional authorization of approximately 10% of our outstanding Common Stock. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. In fiscal 2022, we repurchased approximately 12.6 million shares of our Common Stock for an aggregate cost of $597.5 million. In fiscal 2021, we repurchased approximately 2.5 million shares of our Common Stock for an aggregate cost of $125.1 million. In fiscal 2020, we repurchased no shares of our Common Stock. The amount reflected as purchased in the consolidated statements of cash flows varies due to the timing of share settlement. As of September 30, 2022, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt, business acquisitions and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our accounts receivable sales agreements, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection with these reviews, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2022, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors, including estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those presented in the table (in millions).

	Payments Due by Period
	Total	Fiscal 2023	Fiscal 2024 and 2025	Fiscal 2026 and 2027	Thereafter
Long-Term Debt, including current portion, excluding finance lease obligations (1)	$7,366.1	$178.6	$1,422.8	$1,266.2	$4,498.5
Lease obligations (2)	1,162.1	230.6	349.7	286.2	295.6
Purchase obligations and other (3) (4) (5)	1,919.4	1,155.8	296.2	156.7	310.7
Total	$10,447.6	$1,565.0	$2,068.7	$1,709.1	$5,104.8

(1)
Includes only principal payments owed on our debt assuming that all of our long-term debt will be held to maturity, excluding scheduled payments. We have excluded $133.6 million of fair value of debt step-up, deferred financing costs and unamortized bond discounts from the table to arrive at actual debt obligations. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for information on the interest rates that apply to our various debt instruments.

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

(4)
We have included future estimated minimum pension plan contributions, MEPP withdrawal payments with definite payout terms and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Our estimates are based on various factors, such as discount rates and expected returns on plan assets. Future contributions are subject to changes in our funded status based on factors such as investment performance, discount rates, returns on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. We have excluded $89.8 million of MEPP withdrawal liabilities recorded as of September 30, 2022, including our estimate of the accumulated funding deficiency, due to lack of definite payout terms for certain of the obligations. See “Note 5. Retirement Plans – Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

(5)
We have not included the following items in the table:
•
An item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these liabilities do not have a defined pay-out schedule.
•
$253.4 million for certain provisions of ASC 740, “Income Taxes” associated with liabilities, primarily for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

In addition to the enforceable and legally binding obligations presented in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions. On July 27, 2022, we announced our entry into an agreement to acquire the remaining 67.7% interest in Grupo Gondi for $970 million, plus the assumption of debt. This purchase agreement is not reflected in the table above.

Guarantor Summarized Financial Information

WRKCo, Inc. (the “Issuer”), a wholly owned subsidiary of WestRock Company ("Parent"), has issued the following debt securities pursuant to offerings registered under the Securities Act of 1933, as amended (collectively for purposes of this subsection, the “Notes”)(in millions, except percentages):

Aggregate Principal Amount	Stated Coupon Rate	Maturity Date
$500	3.000%	September 2024
$600	3.750%	March 2025
$750	4.650%	March 2026
$500	3.375%	September 2027
$600	4.000%	March 2028
$500	3.900%	June 2028
$750	4.900%	March 2029
$500	4.200%	June 2032
$600	3.000%	June 2033

Upon issuance, the Notes maturing in 2024, 2025, 2027 and March 2028 were fully and unconditionally guaranteed by two other wholly owned subsidiaries of WestRock Company: WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”, and together with RKT, the “Guarantor Subsidiaries”). WestRock Company has also fully and unconditionally guaranteed these Notes. The remaining Notes were issued by the Issuer subsequent to the consummation of the acquisition of KapStone Paper and Packaging Corporation in November 2018 and were fully and unconditionally guaranteed at the time of issuance by the Parent and the Guarantor Subsidiaries. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by the Parent and the Guarantor Subsidiaries (together, the “Guarantors”). Collectively, the Issuer and the Guarantors are the “Obligor Group”.

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

The Issuer and each Guarantor are holding companies that conduct substantially all of their business through subsidiaries. Accordingly, repayment of the Issuer’s indebtedness, including the Notes, is dependent on the generation of cash flow by the Issuer’s and each Guarantor’s subsidiaries, as applicable, and their ability to make such cash available to the Issuer and the Guarantors, as applicable, by dividend, debt repayment or otherwise. The Issuer’s and the Guarantors’ subsidiaries may not be able to, or be permitted to, make distributions to enable them to make payments in respect of their obligations, including with respect to the Notes in the case of the Issuer and the guarantees in the case of the Guarantors. Each of the Issuer’s and the Guarantors’ subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit the Issuer’s and the Guarantors’ ability to obtain cash from their subsidiaries. In the event that the Issuer and the Guarantors do not receive distributions from their subsidiaries, the Issuer and the Guarantors may be unable to make required principal and interest payments on their obligations, including with respect to the Notes and the guarantees.

Pursuant to amended Rule 3-10 of Regulation S-X, the summarized financial information below is presented for the Obligor Group on a combined basis after the elimination of intercompany balances and transactions among the Obligor Group and equity in earnings from and investments in the non-Guarantor Subsidiaries. The summarized financial information below should be read in conjunction with the Company’s consolidated financial statements contained herein, as the summarized financial information may not necessarily be indicative of results of operations or financial position had the subsidiaries operated as independent entities (in millions).

SUMMARIZED STATEMENT OF OPERATIONS

Year Ended September 30,
2022
Net sales to unrelated parties	$1,813.4
Net sales to non-Guarantor Subsidiaries	$1,162.8
Gross profit	$949.1
Interest expense, net with non-Guarantor Subsidiaries	$(98.2)
Net income and net income attributable to the Obligor Group	$33.6

SUMMARIZED BALANCE SHEETS

	September 30,
	2022	2021
ASSETS
Total current assets	$227.4	$310.4

Noncurrent amounts due from non- Guarantor Subsidiaries	$370.1	$306.1
Other noncurrent assets (1)	1,812.8	1,980.5
Total noncurrent assets	$2,182.9	$2,286.6

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$2,253.5	$2,281.4
Other current liabilities	144.5	130.4
Total current liabilities	$2,398.0	$2,411.8

Noncurrent amounts due to non- Guarantor Subsidiaries	$3,097.5	$3,437.4
Other noncurrent liabilities	6,872.7	7,296.6
Total noncurrent liabilities	$9,970.2	$10,734.0

(1)
Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,601.2 million and $1,699.2 million as of September 30, 2022 and September 30, 2021, respectively.

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

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these measures provide our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude restructuring and other costs, business systems transformation costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net income (loss) attributable to common stockholders and Earnings (loss) per diluted share, respectively. For additional information regarding our business systems transformation see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business Systems Transformation”.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings (loss) per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Years Ended September 30,
	2022	2021	2020
Earnings (loss) per diluted share	$3.61	$3.13	$(2.67)
Restructuring and other costs	1.16	0.09	0.33
Mineral rights impairment	0.08	—	—
Loss on extinguishment of debt	0.02	0.03	—
Accelerated depreciation on major capital projects and certain facility closures	0.02	—	0.05
Business systems transformation costs	0.02	—	—
Multiemployer pension withdrawal expense	0.01	—	—
Losses at closed facilities, transition and start-up costs	0.01	0.01	0.07
COVID employee payments	—	0.06	0.09
Grupo Gondi option	—	0.06	—
Accelerated compensation ‒ former CEO	—	0.04	—
Goodwill impairment	—	—	5.07
North Charleston and Florence transition and reconfiguration costs	—	—	0.13
MEPP liability adjustment due to interest rates	(0.10)	—	0.05
Gain on sale of certain closed facilities	(0.05)	—	(0.05)
Ransomware recovery costs, net of insurance proceeds	(0.02)	0.05	—
Gain on sale of investment	—	(0.05)	—
Gain on sale of sawmill	—	(0.03)	—
Brazil indirect tax claim	—	—	(0.14)
Litigation recovery	—	—	(0.07)
Adjustment related to Tax Cuts and Jobs Act	—	—	(0.06)
Direct recoveries from Hurricane Michael, net of related costs	—	—	(0.05)
Other	—	—	0.02
Adjustment to reflect adjusted earnings on a fully diluted basis	—	—	(0.02)
Adjusted Earnings Per Diluted Share	$4.76	$3.39	$2.75

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

	Year ended September 30, 2022
	Pre-Tax	Tax	Net of Tax
As reported	$1,218.8	$(269.6)	$949.2
Restructuring and other costs	401.6	(98.1)	303.5
Mineral rights impairment	26.0	(6.4)	19.6
Loss on extinguishment of debt	8.5	(2.1)	6.4
Accelerated depreciation on certain facility closures	7.5	(1.9)	5.6
Business systems transformation costs	7.4	(1.8)	5.6
Multiemployer pension withdrawal expense	3.5	(0.8)	2.7
Losses at closed facilities, transition and start-up costs	3.5	(0.9)	2.6
MEPP liability adjustment due to interest rates	(36.2)	8.9	(27.3)
Gain on sale of certain closed facilities	(18.6)	5.0	(13.6)
Ransomware recovery costs insurance proceeds	(6.6)	1.6	(5.0)
Other	0.5	(0.1)	0.4
Adjusted Results	$1,615.9	$(366.2)	$1,249.7
Noncontrolling interests			(4.6)
Adjusted Net Income			$1,245.1

	Year ended September 30, 2021
	Pre-Tax	Tax	Net of Tax
As reported	$1,085.9	$(243.4)	$842.5
Restructuring and other costs	31.5	(7.7)	23.8
COVID employee payments	22.0	(5.4)	16.6
Grupo Gondi option	22.5	(6.7)	15.8
Ransomware recovery costs, net of insurance proceeds	18.9	(4.7)	14.2
Accelerated compensation ‒ former CEO	11.7	—	11.7
Loss on extinguishment of debt	9.7	(2.4)	7.3
Losses at closed facilities, transition and start-up costs	3.0	(0.6)	2.4
Accelerated depreciation on certain facility closures	0.7	(0.2)	0.5
Gain on sale of investment	(16.0)	2.4	(13.6)
Gain on sale of sawmill	(16.5)	8.3	(8.2)
Gain on sale of certain closed facilities	(0.9)	0.2	(0.7)
Brazil indirect tax claim	(0.9)	0.3	(0.6)
MEPP liability adjustment due to interest rates	(0.4)	0.1	(0.3)
Adjusted Results	$1,171.2	$(259.8)	$911.4
Noncontrolling interests			(4.2)
Adjusted Net Income			$907.2

	Year ended September 30, 2020
	Pre-Tax	Tax	Net of Tax
As reported	$(522.6)	$(163.5)	$(686.1)
Goodwill impairment	1,333.2	(18.9)	1,314.3
Restructuring and other costs	112.7	(28.2)	84.5
North Charleston and Florence transition and reconfiguration costs	43.4	(10.6)	32.8
COVID employee payments	31.6	(7.7)	23.9
Losses at closed plants, transition and start-up costs	21.9	(5.4)	16.5
Accelerated depreciation on major capital projects and certain plant closures	17.3	(4.2)	13.1
MEPP liability adjustment due to interest rates	15.0	(3.7)	11.3
Loss on extinguishment of debt	1.5	(0.4)	1.1
Multiemployer pension withdrawal expense	0.9	(0.2)	0.7
Brazil indirect tax claim	(51.9)	16.0	(35.9)
Litigation recovery	(23.9)	5.9	(18.0)
Adjustment related to Tax Cuts and Jobs Act	—	(16.4)	(16.4)
Direct recoveries from Hurricane Michael, net of related costs	(16.1)	4.0	(12.1)
Gain on sale of certain closed facilities	(15.6)	3.8	(11.8)
Land and Development operating results	(1.3)	0.3	(1.0)
Other	6.0	(1.5)	4.5
Adjusted Results	$952.1	$(230.7)	$721.4
Noncontrolling interests			(4.8)
Adjusted Net Income			$716.6

We discuss certain of these charges in more detail in “Note 4. Restructuring and Other Costs”, “Note 7. Segment Information” and “Note 17. Commitments and Contingencies — Indirect Tax Claim”. For more information on our business systems transformation see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business Systems Transformation”. See Item 1A. “Risk Factors — We May Not Be Able To Successfully Implement Our Strategic Transformation Initiatives, Including Our New Business Systems Transformation”.

We also use the non-GAAP financial measure “Consolidated Adjusted EBITDA”, along with other factors such as "Adjusted EBITDA" (a GAAP measure of segment performance our CODM uses to evaluate our segment results), to evaluate our overall performance. Management believes that the most directly comparable GAAP measure to Consolidated Adjusted EBITDA is "Net income (loss) attributable to common stockholders". Management believes this measure provides our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, business systems transformation costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods.

Set forth below is a reconciliation of the non-GAAP financial measure Consolidated Adjusted EBITDA to Net income (loss) attributable to common stockholders periods indicated (in millions).

	Year Ended September 30,
	2022	2021	2020
Net income (loss) attributable to common stockholders	$944.6	$838.3	$(690.9)
Adjustments: (1)
Less: Net income attributable to noncontrolling interests	4.6	4.2	4.8
Income tax expense	269.6	243.4	163.5
Other expense (income), net	11.0	(10.9)	(9.5)
Loss on extinguishment of debt	8.5	9.7	1.5
Interest expense, net	318.8	372.3	393.5
Restructuring and other costs	401.6	31.5	112.7
Mineral rights impairment	26.0	—	—
Goodwill impairment	—	—	1,333.2
Multiemployer pension withdrawal expense (income)	0.2	(2.9)	(1.1)
Gain on sale of certain closed facilities	(18.6)	(0.9)	(15.6)
Depreciation, depletion and amortization	1,488.6	1,460.0	1,487.0
Other adjustments	4.5	54.5	33.1
Consolidated Adjusted EBITDA	$3,459.4	$2,999.2	$2,812.2
(1)
The table above adds back expense or subtracts income for certain financial statement and segment footnote items to compute Consolidated Adjusted EBITDA.

The non-GAAP measure Consolidated Adjusted EBITDA can also be derived by adding together each segment's "Adjusted EBITDA" plus "Non-allocated expenses" from our segment footnote. See “Note 7. Segment Information” of the Notes to Consolidated Financial Statements.

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

Goodwill

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other” ("ASC 350"). We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component.

ASC 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is “more likely than not” that the fair value of a reporting unit exceeds its carrying amount. We generally do not attempt a qualitative assessment and move directly to the quantitative test. As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, which we believe would be generally consistent with that of a market participant. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value as required under Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment”, which we early adopted starting with our fiscal 2020 annual goodwill impairment test on July 1, 2020. We describe our accounting policy for goodwill further in “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” of the Notes to Consolidated Financial Statements.

During the fourth quarter of fiscal 2022, we completed our annual goodwill impairment testing. We considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of COVID, macroeconomic conditions, industry and market considerations, and financial performance, including planned revenue, earnings and capital investments of each reporting unit. The discount rate used for each reporting unit ranged from 9.5% to 13.0%. We used perpetual growth rates ranging from 0.0% to 1.0%. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values by more than 15% each. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points, the fair value of each of our reporting units would have continued to exceed its carrying value. No reporting unit failed the annual impairment test; however, the fair value of the Corrugated Packaging reporting unit only exceeded its carrying value by 15% at July 1, 2022. In our fiscal 2022 annual goodwill impairment analysis, projected future cash flows for the Corrugated Packaging reporting unit were discounted at 10.0%. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rate would have to be increased to 11.9%, in order for the estimated fair value of the reporting unit to fall below its carrying value.

At September 30, 2022, the Corrugated Packaging, Consumer Packaging, Global Paper and Distribution reporting units had $2,802.8 million, $1,588.4 million, $1,366.5 million and $137.5 million of goodwill, respectively. Our long-lived assets, including intangible assets, remain recoverable. Subsequent to our annual test, we monitored industry economic trends until the end of our fiscal year and determined no additional testing for goodwill impairment was warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. Currently, we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, we cannot predict or control market factors, including the impact of macroeconomic conditions, and there are certain risks inherent to our operations, as described in Item 1A. “Risk Factors”. If actual results are not consistent with our assumptions and estimates, we may be exposed to additional impairment losses that could be material.

See Item 1A. “Risk Factors — We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Could Materially Adversely Impact Our Operating Results and Stockholders' Equity”.

Long-Lived Assets

We follow the provisions included in ASC 360, “Property, Plant, and Equipment” in determining whether the carrying value of any of our long-lived assets, including right-of-use assets (“ROU”) and amortizable intangibles other than goodwill, is impaired. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques.

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

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any. We use significant judgment in (i) determining whether a tax position, based solely on its technical merits, is “more likely than not” to be sustained upon examination and (ii) measuring the tax benefit as the largest amount of benefit that is “more likely than not” to be realized upon ultimate settlement. We do not record any benefit for the tax positions where we do not meet the “more likely than not” initial recognition threshold. Income tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. We generally recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution. A 1% change in our effective tax rate would have increased or decreased tax expense by approximately $12 million for fiscal 2022. A 1% change in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2022 consolidated balance sheet, would have increased or decreased tax expense by approximately $117 million for fiscal 2022.

Pension

The funded status of our qualified and non-qualified U.S. and non-U.S. pension plans decreased $167.3 million in fiscal 2022. Our U.S. qualified and non-qualified pension plans were overfunded by $243.4 million as of September 30, 2022. Our non-U.S. pension plans were under funded by $5.6 million as of September 30, 2022. Our U.S. pension plan benefit obligations were positively impacted in fiscal 2022 primarily by a 264-basis point increase in the discount rate compared to the prior measurement date. The non-U.S. pension plan obligations were positively impacted in fiscal 2022 by a 249-basis point increase in the discount rate compared to the prior measurement date.

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

A 25-basis point change in the discount rate, compensation level, expected long-term rate of return on plan assets and interest crediting rate, factoring in our corridor (as defined herein) as appropriate, would have had the following effect on fiscal 2022 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans
	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$4.6	$7.6
Compensation level	$0.1	$(0.1)
Expected long-term rate of return on plan assets	$(17.1)	$17.1
Interest crediting rate	$0.1	$(0.1)

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in, among other things, interest rates, foreign currencies and commodity prices. We aim to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movements in pricing, and underlying accounting and business implications. Our chief executive officer or chief financial officer must approve the execution of all transactions contemplated in accordance with our Financial and Commodity Risk Management Corporate Policy. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. We may not be successful in managing these risks.

Containerboard and Paperboard Shipments

We are exposed to market risk related to our sales of containerboard and paperboard. We sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified index prices. We have the capacity to annually ship approximately 11.1 million tons from our containerboard mills and approximately 4.1 million tons from our paperboard mills. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 91%. A hypothetical $10 per ton change in the price of containerboard and paperboard throughout the year based on our capacity would impact our sales by approximately $111 million and $41 million, respectively. See Item 1A. “Risk Factors — Our Earnings Are Highly Dependent on Volumes”.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas (typically measured in one million British Thermal Units ("MMBtu"), coal, oil, electricity, diesel and wood by-products (biomass) at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with coal and fuel oil to generate steam used in the paper making process and, at a few mills, to generate electricity used on site. In our virgin fiber mills, we use biomass, natural gas and coal to generate steam used in the pulping and paper making processes and to generate some or all of the electricity used on site. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. From time to time, we use commodity contracts to hedge energy exposures, as discussed in more detail below.

We spent approximately $1,263 million and $903 million on all energy sources in fiscal 2022 and 2021, respectively to operate our facilities. The increase in energy costs in fiscal 2022 was primarily due to inflation. Natural gas and electricity each account for approximately 30% to 50% of our energy purchases depending upon pricing. We consumed approximately 86 million MMBtu of natural gas in fiscal 2022, although the amount of energy we consume may vary from year to year due to production levels and other factors. A hypothetical 10% change in the price of energy throughout the year would impact our cost of energy by approximately $126 million based on fiscal 2022 pricing and consumption.

Recycled Fiber

Recycled fiber is the principal raw material we use in the production of recycled paperboard and a portion of our containerboard. In fiscal 2022 and 2021, we consumed approximately 5.7 million and 5.8 million tons of recycled fiber, respectively. Recycled fiber prices can fluctuate significantly. Our purchases of old corrugated containers and double-lined kraft clippings account for our largest recycled fiber costs and made up approximately 85% to 90% of our recycled fiber purchases in fiscal 2022. The remaining 10% to 15% of our recycled fiber purchases consisted of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing. Recycled fiber prices increased in fiscal 2022 from prior year levels. While the amount of recycled fiber we consume may vary from year to year due to production levels and other factors, in fiscal 2023 we expect to consume approximately 5.1 million tons of recycled fiber. The reduction in fiscal 2023 represents the mill actions taken in the last six months and other factors. Based on our estimated consumption, a hypothetical $10 per ton change in recycled fiber prices for a fiscal year would impact our costs by approximately $51 million.

Virgin Fiber

Virgin fiber is the principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly due to significant changes in weather, such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations. Virgin fiber prices increased in fiscal 2022 from prior year levels. A hypothetical 10% change in virgin fiber prices in our mills for a fiscal year would impact our costs by approximately $155 million.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense include distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. We experienced higher freight costs and some distribution delays in both fiscal 2022 and 2021. A hypothetical 10% change in freight costs for fiscal 2022 and 2021 would impact our costs by approximately $220 million and $190 million, respectively. In fiscal 2023, we expect to consume approximately 85 million gallons of diesel. See Item 1A. “Risk Factors — We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation”.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. As discussed below, we may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2022 and 2021, including the impact of any interest rate swaps, if market interest rates change an average of 100 basis points, our annual interest expense would be impacted by approximately $10 million and $11 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment. See Item 1A. “Risk Factors — We Have Had Significant Levels of Indebtedness in the Past and May Incur Significant Levels of Indebtedness in the Future, Which Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business”.

Derivative Instruments / Forward Contracts

We periodically may issue and settle foreign currency denominated debt, exposing us to the effect of changes in spot exchange rates between loan issue and loan repayment dates and changes in spot exchange rates on open balances at each balance sheet date. From time to time, we may use foreign exchange contracts to hedge these exposures with terms of generally one to three months. At September 30, 2022, the notional amount of our foreign currency exchange contract derivative was 8.0 billion Mexican pesos ($389.9 million). At September 30, 2021, the notional amount of our foreign currency exchange contract derivative was $270.2 million. Based on our open foreign exchange contracts as of September 30, 2022 and September 30, 2021, the effect of a 1% change in exchange rates would impact Other (expense) income, net by approximately $4 million and $3 million, respectively. Although these foreign currency sensitive instruments expose us to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the foreign currency denominated debt exposures. The fluctuation of these instruments may cause future cash settlement of the hedge.

We periodically may also enter into interest rate swaps to manage the interest rate risk associated with a portion of our outstanding debt but currently have no active interest rate swaps. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. We may enter into swaps or forward contracts on certain commodities to manage the price risk associated with forecasted purchases or sales of those commodities.

In fiscal 2022, we entered into various natural gas commodity derivatives that were designated as cash flow hedges for accounting purposes. Therefore, the entire change in fair value of the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. At September 30, 2022, the notional amount of our natural gas commodity derivatives was 18.3 million MMBtu. Based on our open contracts as of September 30, 2022, the effect of a 10% change in the price per MMBtu would impact Cost of goods sold by approximately $1 million. See “Note 18. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)” of the Notes to Consolidated Financial Statements for additional information regarding our natural gas commodity derivatives.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment, among other factors. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2022 and 2021, factoring in our corridor as appropriate, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $8 million and $15 million, respectively. During fiscal 2022 and 2021, the effect of a 0.25% increase in the discount rate would have decreased pre-tax income by $5 million and increased pre-tax income by $15 million, respectively. Similarly, MEPPs in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with Multiemployer Pension Plans”.

Foreign Currency

We predominately operate in markets in the U.S. but derived 18.3% of our net sales in fiscal 2022 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Although we are impacted by the exchange rates of a number of currencies, our largest exposures are generally to the Brazilian Real, British Pound, Canadian dollar, Euro and Mexican Peso. In fiscal 2022, our largest exposures also included the Polish Zloty, Chinese Yuan and Japanese Yen.

In conducting our foreign operations, we also make intercompany sales and receive royalties and dividends denominated in different currencies. These activities expose us to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of our operations are generally stable and regularly occurring and are recorded at fair market value in our financial statements.

At times, certain of our foreign subsidiaries have U.S. dollar-denominated external debt. In these instances, we may hedge the non-functional currency exposure with derivatives. We issue intercompany loans to and receive foreign cash deposits from our foreign subsidiaries in their local currencies, exposing us to the effect of changes in spot exchange rates between loan issue and loan repayment dates and changes in spot exchange rates from deposits. From time to time, we may use foreign-exchange hedge contracts with terms of generally less than one year to hedge these exposures. Although our derivative and other foreign currency sensitive instruments expose us to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the matched exposures.

During fiscal 2022 and 2021, the effect of a hypothetical 10% change in foreign currencies to which we have exposure compared to the U.S. dollar would have impacted our income before income taxes by approximately $36 million and $26 million, respectively.

During fiscal 2022 and 2021, the effect of a hypothetical 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $32 million and $30 million, respectively. This impact does not consider the effects of a stronger or weaker U.S. dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and the demand for our products; for instance, a strengthening U.S. dollar may cause exports to become more expensive to foreign customers and business that have to pay for them in other currencies. See Item 1A. “Risk Factors — We Have Been, And May Be In the Future, Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
(In millions, except per share data)	2022	2021	2020

Net sales	$21,256.5	$18,746.1	$17,578.8
Cost of goods sold	17,235.8	15,315.8	14,381.6
Gross profit	4,020.7	3,430.3	3,197.2
Selling, general and administrative excluding intangible amortization	1,932.6	1,759.3	1,624.4
Selling, general and administrative intangible amortization	350.4	357.1	400.5
(Gain) loss on disposal of assets	(16.9)	4.1	(16.3)
Multiemployer pension withdrawal expense (income)	0.2	(2.9)	(1.1)
Mineral rights impairment	26.0	—	—
Restructuring and other costs	401.6	31.5	112.7
Goodwill impairment	—	—	1,333.2
Operating profit (loss)	1,326.8	1,281.2	(256.2)
Interest expense, net	(318.8)	(372.3)	(393.5)
Loss on extinguishment of debt	(8.5)	(9.7)	(1.5)
Pension and other postretirement non-service income	157.4	134.9	103.3
Other (expense) income, net	(11.0)	10.9	9.5
Equity in income of unconsolidated entities	72.9	40.9	15.8
Income (loss) before income taxes	1,218.8	1,085.9	(522.6)
Income tax expense	(269.6)	(243.4)	(163.5)
Consolidated net income (loss)	949.2	842.5	(686.1)
Less: Net income attributable to noncontrolling interests	(4.6)	(4.2)	(4.8)
Net income (loss) attributable to common stockholders	$944.6	$838.3	$(690.9)

Basic earnings (loss) per share attributable to common stockholders	$3.64	$3.16	$(2.67)

Diluted earnings (loss) per share attributable to common stockholders	$3.61	$3.13	$(2.67)

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
(In millions)	2022	2021	2020

Consolidated net income (loss)	$949.2	$842.5	$(686.1)
Other comprehensive (loss) income, net of tax:
Foreign currency:
Foreign currency translation (loss) gain	(241.5)	124.3	(215.0)
Derivatives:
Deferred loss on cash flow hedges	(10.3)	(0.1)	(10.0)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.4	5.5	3.6
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) gain arising during period	(216.3)	165.6	24.2
Amortization and settlement recognition of net actuarial loss, included in pension and postretirement cost	6.4	25.5	35.4
Prior service cost arising during period	(0.2)	(4.2)	(19.6)
Amortization and curtailment recognition of prior service cost, included in pension and postretirement cost	6.1	4.5	3.8
Other comprehensive (loss) income, net of tax	(454.4)	321.1	(177.6)
Comprehensive income (loss)	494.8	1,163.6	(863.7)
Less: Comprehensive income attributable to noncontrolling interests	(5.4)	(4.5)	(4.5)
Comprehensive income (loss) attributable to common stockholders	$489.4	$1,159.1	$(868.2)

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
(In millions, except per share data)	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$260.2	$290.9
Accounts receivable (net of allowances of $66.3 and $68.1)	2,683.9	2,586.9
Inventories	2,317.1	2,173.3
Other current assets	689.8	597.6
Assets held for sale	34.4	10.9
Total current assets	5,985.4	5,659.6
Property, plant and equipment, net	10,081.4	10,570.1
Goodwill	5,895.2	5,959.2
Intangibles, net	2,920.6	3,318.8
Restricted assets held by special purpose entities	1,253.0	1,260.5
Prepaid pension asset	440.3	674.3
Other assets	1,829.6	1,811.8
Total assets	$28,405.5	$29,254.3

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$212.2	$168.8
Accounts payable	2,252.1	2,123.7
Accrued compensation and benefits	627.9	656.8
Other current liabilities	810.6	694.8
Total current liabilities	3,902.8	3,644.1
Long-term debt due after one year	7,575.0	8,025.3
Pension liabilities, net of current portion	189.4	254.7
Postretirement benefit liabilities, net of current portion	105.4	133.7
Non-recourse liabilities held by special purpose entities	1,117.8	1,127.3
Deferred income taxes	2,761.9	2,944.4
Other long-term liabilities	1,328.0	1,433.1
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	5.5	1.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 600.0 million shares authorized; 254.4 million and 265.0 million shares outstanding at September 30, 2022 and September 30, 2021, respectively	2.5	2.7
Capital in excess of par value	10,639.4	11,058.8
Retained earnings	2,214.4	1,607.9
Accumulated other comprehensive loss	(1,454.3)	(999.1)
Total stockholders’ equity	11,402.0	11,670.3
Noncontrolling interests	17.7	19.7
Total equity	11,419.7	11,690.0
Total liabilities and equity	$28,405.5	$29,254.3

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
(In millions, except per share data)	2022	2021	2020

Number of Shares of Common Stock Outstanding:
Balance at beginning of fiscal year	265.0	260.4	257.8
Issuance of common stock, net of stock received for tax withholdings	2.0	7.1	2.6
Purchases of common stock (1)	(12.6)	(2.5)	—
Balance at end of fiscal year	254.4	265.0	260.4
Common Stock:
Balance at beginning of fiscal year	$2.7	$2.6	$2.6
Issuance of common stock, net of stock received for tax withholdings	—	0.1	—
Purchases of common stock (1)	(0.2)	—	—
Balance at end of fiscal year	2.5	2.7	2.6
Capital in Excess of Par Value:
Balance at beginning of fiscal year	11,058.8	10,916.3	10,739.4
Compensation expense under share-based plans	93.4	88.5	130.3
Issuance of common stock, net of stock received for tax withholdings	11.9	158.8	46.6
Purchases of common stock (1)	(524.3)	(103.7)	—
Other	(0.4)	(1.1)	—
Balance at end of fiscal year	10,639.4	11,058.8	10,916.3
Retained Earnings:
Balance at beginning of fiscal year	1,607.9	1,031.6	1,997.1
Adoption of accounting standards (2)	—	(3.8)	73.5
Net income (loss) attributable to common stockholders	944.6	838.3	(690.9)
Dividends declared (per share - $1.00, $0.88 and $1.33) (3)	(263.0)	(236.3)	(348.1)
Issuance of common stock, net of stock received for tax withholdings	(2.1)	(0.5)	—
Purchases of common stock (1)	(73.0)	(21.4)	—
Balance at end of fiscal year	2,214.4	1,607.9	1,031.6
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(999.1)	(1,319.9)	(1,069.2)
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	(73.4)
Other comprehensive (loss) income, net of tax	(455.2)	320.8	(177.3)
Balance at end of fiscal year	(1,454.3)	(999.1)	(1,319.9)
Total Stockholders’ equity	11,402.0	11,670.3	10,630.6
Noncontrolling Interests: (4)
Balance at beginning of fiscal year	19.7	16.9	14.3
Net (loss) income	(1.5)	1.7	2.7
Distributions and adjustments to noncontrolling interests	(0.5)	1.1	(0.1)
Balance at end of fiscal year	17.7	19.7	16.9
Total Equity	$11,419.7	$11,690.0	$10,647.5

(1)
In fiscal 2022, we repurchased approximately 12.6 million shares of our Common Stock for an aggregate cost of $597.5 million. In fiscal 2021, we repurchased approximately 2.5 million shares of our Common Stock for an aggregate cost of $125.1 million (a portion of which settled after September 30, 2021).
(2)
For fiscal 2021, the amount relates to the adoption of ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”. For fiscal 2020, the amount primarily relates to the adoption of ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.
(3)
Includes cash dividends paid and dividend equivalent units on certain restricted stock units and restricted stock.
(4)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the consolidated balance sheets.

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(In millions)	2022	2021	2020

Operating activities:
Consolidated net income (loss)	$949.2	$842.5	$(686.1)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,488.6	1,460.0	1,487.0
Cost of real estate sold	—	—	16.1
Deferred income tax (benefit) expense	(98.2)	(38.3)	43.0
Share-based compensation expense	93.3	88.6	130.3
401(k) match and company contribution in common stock	2.5	136.1	20.8
Pension and other postretirement funding more than expense (income)	(135.6)	(111.5)	(80.1)
Cash surrender value increase in excess of premiums paid	(2.0)	(49.4)	(25.2)
Equity in income of unconsolidated entities	(72.9)	(40.9)	(15.8)
Gain on sale of sawmill	—	(16.5)	—
Gain on sale of investment	—	(16.0)	—
Goodwill impairment	—	—	1,333.2
Other impairment adjustments	325.5	34.6	25.8
Mineral rights impairment	26.0	—	—
(Gain) loss on disposal of plant, equipment and other, net	(17.5)	3.7	(13.2)
Other	(2.5)	11.7	0.6
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(161.5)	(428.9)	30.5
Inventories	(310.4)	(200.0)	21.8
Other assets	79.1	(379.6)	(202.4)
Accounts payable	79.5	430.3	(86.4)
Income taxes	16.9	0.7	(27.6)
Accrued liabilities and other	(239.6)	552.8	98.4
Net cash provided by operating activities	2,020.4	2,279.9	2,070.7
Investing activities:
Capital expenditures	(862.6)	(815.5)	(978.1)
Cash paid for purchase of businesses, net of cash acquired	(7.0)	—	—
Proceeds from corporate owned life insurance	60.8	44.9	16.9
Proceeds from sale of sawmill	—	58.5	—
Proceeds from sale of investment	—	29.5	—
Proceeds from sale of property, plant and equipment	28.2	6.3	35.0
Proceeds from property, plant and equipment insurance settlement	1.7	3.2	6.5
Other	2.9	(2.9)	(1.8)
Net cash used for investing activities	(776.0)	(676.0)	(921.5)
Financing activities:
Proceeds from issuance of notes	—	—	598.6
Additions to revolving credit facilities	377.4	435.0	428.0
Repayments of revolving credit facilities	(373.3)	(415.0)	(528.2)
Additions to debt	503.2	259.9	696.4
Repayments of debt	(991.5)	(1,544.3)	(1,449.2)
Changes in commercial paper, net	—	—	(339.2)
Other debt additions (repayments), net	31.5	23.1	(80.3)
Issuances of common stock, net of related tax withholdings	5.0	18.2	22.2
Purchases of common stock	(600.0)	(122.4)	—
Cash dividends paid to stockholders	(259.5)	(233.8)	(344.5)
Other	25.9	(1.1)	(24.9)
Net cash used for financing activities	(1,281.3)	(1,580.4)	(1,021.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.2	16.3	(28.6)
(Decrease) increase in cash, cash equivalents and restricted cash	(30.7)	39.8	99.5
Cash, cash equivalents and restricted cash at beginning of period	290.9	251.1	151.6
Cash, cash equivalents and restricted cash at end of period	$260.2	$290.9	$251.1

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

WestRock is a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that help our customers win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

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

Reclassifications and Adjustments

Effective October 1, 2021, we reorganized our segment reporting to four reportable segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. Prior period amounts have been recast throughout the Notes to Consolidated Financial Statements, as applicable, to conform to the new segment structure. These changes did not impact our consolidated financial statements. See “Note 7 Segment Information” for additional information.

Certain amounts in prior periods have been reclassified to conform with the current year presentation.

COVID Pandemic

The global impact of the COVID has affected our operational and financial performance to varying degrees. The extent of the effects of future public health crises, including a resurgence of COVID, or related containment measures and government responses are highly uncertain and cannot be predicted. Our net sales, primarily in the last half of fiscal 2020, were negatively impacted by COVID, and we have experienced and are currently experiencing higher supply chain costs and tight labor markets in part due to the impacts of COVID.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as taking steps to supplement existing security monitoring, scanning and protective measures. We notified law enforcement and contacted our customers to apprise them of the situation.

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. Our teams worked to maintain our business operations and minimize the impact on our customers and team members. In our Form 10-Q for the second quarter of fiscal 2021, we announced that all systems were back in service. All of our mills and converting locations began producing and shipping paper and packaging at pre-ransomware levels in March 2021 or earlier. Our mill system production was approximately 115,000 tons lower than planned for the quarter ended March 31, 2021 as a result of this incident. While shipments from some of our facilities initially lagged behind production levels, this gap closed as systems were restored during the second quarter of fiscal 2021. In locations where technology issues were identified, we used alternative methods, in many cases manual methods, to process and ship orders. We systematically brought our information systems back online in a controlled, phased approach.

We estimated the pre-tax income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded a $15 million credit for preliminary recoveries – approximately $10 million as a reduction of SG&A excluding intangible amortization and approximately $5 million as a reduction of Cost of goods sold. In fiscal 2022, we recorded a $57.2 million credit for ransomware insurance recoveries. We recorded $50.6 million of business interruption recoveries as a reduction of Cost of goods sold and $6.6 million of direct cost recoveries as a reduction of SG&A excluding intangible amortization. We present ransomware recoveries received as Net cash provided by operating activities in our consolidated statements of cash flows. While we expect to recover substantially all of the remaining ransomware losses from cyber and business interruption insurance from various carriers in future periods, the recovery process proceeds from carrier to carrier up the coverage layers after the preceding layer is resolved, which lends itself to a lengthy process. Additionally, discussions and/or disputes over the extent of insurance coverage for claims are not uncommon and generally take time to be resolved.

In order to contain and remediate the cybersecurity incident, we engaged a leading cybersecurity defense firm to complete a forensics investigation and performed short-term mitigation actions in the latter half of 2021. Mitigations performed included the execution of a company-wide password reset and the deployment of security tooling across all our servers and workstations. Additionally, to address longer term security objectives, we developed a multi-year security and resiliency roadmap, aimed to strengthen the company’s ability to detect, respond, and recover from security incidents. This roadmap included initiatives to bolster our information security posture across the enterprise, and to deploy technology and process improvements to allow for faster and more effective incident response and recovery. More specifically, key areas of focus for the resiliency roadmap included: strengthening security monitoring controls, improving security at our operating locations, automating identity and access management, expanding third-party security, modernizing the network and file and print infrastructure, and updating backup capabilities.

In fiscal 2022, we realized incremental progress against our resiliency objectives. We improved our mean-time-to-resolve security incidents, deployed endpoint detection and response technology across all of our workstation and server population, transitioned all of our local drives to cloud-based storage, and progressed against key goals to modernize the security and infrastructure of our operating locations. In fiscal 2023, we expect to continue our resiliency roadmap efforts. Quarterly progress, as well as key risks and issues, are reported to the Audit Committee for oversight and monitoring.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences could be material.

We base our estimates on the current information available, our experiences and various other assumptions believed to be reasonable under the circumstances. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The global impact of the COVID pandemic may also affect our accounting estimates, which may materially change from period to period due to changing market factors. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.

Revenue Recognition

We generally recognize revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods, which coincide with the transfer of control of our goods to the customer. Additionally, we manufacture certain customized products that have no alternative use to us (since they are made to specific customer specifications), and we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these products, including a reasonable profit. For products that meet these two criteria, we recognize revenue “over time”. This results in revenue recognition prior to the date of shipment or title transfer for these products and results in the recognition of a contract asset (unbilled receivables) with a corresponding reduction in finished goods inventory on our balance sheet.

We net provisions for discounts, returns, allowances, customer rebates and other adjustments against our gross sales. Such adjustments are based on historical experience which is consistent with the most likely method as provided in ASC 606 “Revenue from Contracts with Customers” (“ASC 606”).

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated credit impairment losses, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We charge off receivables when they are determined to be no longer collectible. We recorded bad debt expense of $4.6 million and $19.9 million in fiscal 2022 and 2020, respectively, and a credit of $9.4 million in fiscal 2021.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Balance at beginning of fiscal year	$68.1	$66.3	$53.2
Reduction in sales and charges to costs and expenses	261.9	236.5	270.8
Deductions	(263.7)	(234.7)	(257.7)
Balance at end of fiscal year	$66.3	$68.1	$66.3

Inventories

We value our U.S. inventories at the lower of cost or market, with cost for the majority of our U.S. inventories determined on the last-in first-out (“LIFO”) basis. We value all other inventories at the lower of cost and net realizable value, with cost determined using methods that approximate cost computed on a first-in first-out inventory valuation method (“FIFO”) basis. These other inventories are primarily foreign inventories, distribution business inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 35% and 36% of FIFO cost of all inventory at September 30, 2022 and 2021, respectively. See “Note 9. Inventories” for additional information.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include standard costs, or average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Lastly, certain operations calculate a ratio, on a plant-by-plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items that are considered to be current period charges include, but are not limited to, production levels, freight, handling costs, and wasted materials (spoilage) that are determined to be abnormal. Costs include raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads. Our inventoried spare parts are measured at average cost.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Long-Lived Assets

In accordance with ASC 350, we review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed from a market participant perspective. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We determine the fair value of each reporting unit using the discounted cash flow method or, as appropriate, a combination of the discounted cash flow method and the guideline public company method.

ASC 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is “more likely than not” that the fair value of a reporting unit exceeds its carrying amount. We generally do not attempt a qualitative assessment and move directly to the quantitative test. As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from past acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assumptions that the reporting units use for internal planning purposes, which we believe would be generally consistent with that of a market participant. Under the guideline public company method, we estimate the fair value of the reporting unit based on published EBITDA multiples of comparable public companies with similar operations and economic characteristics. The fair values determined by the discounted cash flow and guideline public company methods are weighted to arrive at the concluded fair value of the reporting unit. However, in instances where comparisons to our peers is less meaningful, no weight is placed on the guideline public company method to arrive at the concluded fair value of the reporting unit. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value as required under ASU 2017-04 “Simplifying the Test for Goodwill Impairment”, which we early adopted starting with our fiscal 2020 annual goodwill impairment test on July 1, 2020.

During the fourth quarter of fiscal 2022, we completed our annual goodwill impairment testing. We considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of COVID, macroeconomic conditions, industry and market considerations, and financial performance, including planned revenue, earnings and capital investments of each reporting unit. The discount rate used for each reporting unit ranged from 9.5% to 13.0%. We used perpetual growth rates ranging from 0.0% to 1.0%. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values by more than 15% each. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points, the fair value of each of our reporting units would have continued to exceed its carrying value. No reporting unit failed the annual impairment test; however, the fair value of the Corrugated Packaging reporting unit only exceeded its carrying value by 15% at July 1, 2022. In our fiscal 2022 annual goodwill impairment analysis, projected future cash flows for the Corrugated Packaging reporting unit were discounted at 10.0%. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rate would have to be increased to 11.9%, in order for the estimated fair value of the reporting unit to fall below its carrying value.

At September 30, 2022, the Corrugated Packaging, Consumer Packaging, Global Paper and Distribution reporting units had $2,802.8 million, $1,588.4 million, $1,366.5 million and $137.5 million of goodwill, respectively, which remained recoverable at the current year-end. Subsequent to our annual test, we monitored industry economic trends until the end of our fiscal year and determined no additional testing for goodwill impairment was warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. Currently, we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, we cannot predict or control market factors, including the impact of macroeconomic conditions, and there are certain risks inherent to our operations, as described in Item 1A. “Risk Factors”. If actual results are not consistent with our assumptions and estimates, we may be exposed to additional impairment losses that could be material.

We follow the provisions included in ASC 360, “Property, Plant, and Equipment” in determining whether the carrying value of any of our long-lived assets, including ROU assets and amortizable intangibles other than goodwill, is impaired. The ASC 360 test is a three-step test for assets that are “held and used” as that term is defined by ASC 360. We determine whether indicators of impairment are present. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated costs to sell. Our long-lived assets, including intangible assets remain recoverable.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not reliably determinable. Estimated useful lives range from 1 to 40 years and have a weighted average life of approximately 15.7 years.

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

Cloud Computing Arrangements

We utilize cloud computing arrangements such as hosting arrangements which are service contracts, whereby we gain remote access to use software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in operating expense over the related subscription period. Implementation costs for cloud computing arrangements are capitalized within Other current assets or Other assets if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded as operating expense on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which we are reasonably certain to exercise. The unamortized implementation costs related to our cloud computing arrangements were $4.1 million and $1.1 million at September 30, 2022 and 2021, respectively.

Restructuring and Other Costs

Our restructuring and other costs include primarily items such as restructuring portions of our operations, acquisition costs, integration costs and divestiture costs. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is likely that we will engage in future restructuring activities.

When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of related property, plant and equipment and lease ROU assets to their fair value and record charges for severance and other employee-related costs. We reduce the carrying value of the assets classified as held for sale to their estimated fair value less cost to sell. Any subsequent change in fair value less cost to sell prior to disposition is recognized as it is identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value upon its ultimate sale. For facility closures, we also generally expect to record costs for equipment relocation, facility carrying costs and costs to terminate a lease or contract before the end of its term.

Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped facilities that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment. Therefore, we generally transfer a substantial portion of each closed facility's production to our other facilities. We believe these actions have allowed us to more effectively manage our business.

Identifying and calculating the cost to exit operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including severance costs, contractual obligations, and the adjustments of property, plant and equipment and lease ROU assets to their fair value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change. See “Note 4. Restructuring and Other Costs” for additional information, including a description of the type of costs incurred.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. Significant estimates and assumptions include subjective and/or complex judgments regarding items such as discount rates, customer attrition rates, economic lives and other factors, including estimating future cash flows that we expect to generate from the acquired assets.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time to time and to varying degrees, we may enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Swaps or forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity financial derivative contracts and physical commodity contracts that are determined to be derivatives may not be designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. Generally, we elect the normal purchase, normal sale scope exception for physical commodity contracts that are determined to be derivatives. We may also enter into forward contracts to manage our exposure to fluctuations in foreign currency rates with respect to transactions denominated in foreign currencies. These also can either be designated for accounting purposes as cash flow hedges or not so designated. Derivative financial instruments are not used for trading or other speculative purposes.

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

For financial derivative instruments that are designated as a cash flow hedge for accounting purposes, the entire change in fair value of the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. For financial derivative instruments that are not designated as accounting hedges, the entire change in fair value of the financial instrument is reported immediately in current period earnings.

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

At September 30, 2022, the notional amount of foreign currency exchange contract derivative was 8.0 billion Mexican pesos ($389.9 million), with the fair value of $3.4 million presented within Other current assets. At September 30, 2021, the notional amount of foreign currency exchange contract derivative was $270.2 million. The fair value of this derivative instrument was not significant as of September 30, 2021. We did not designate our foreign currency exchange contract derivatives as accounting hedges.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2022, the notional amount of natural gas commodity derivatives was 18.3 million MMBtu, which are designated as cash flow hedges. The fair value of these derivatives was $12.0 million, which is presented within Other current liabilities. No natural gas commodity derivatives were outstanding at September 30, 2021. See “Note 18. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)” for additional information regarding our foreign currency and natural gas commodity derivatives.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Act. As part of the enacted Tax Act, Global Intangible Low Taxed Income (“GILTI”) provisions were introduced that would impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We have elected to treat any potential GILTI inclusions as a period cost during the year incurred.

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. While we are still evaluating the impact that the Inflation Reduction Act will have on our financial results, we do not believe the impact will be material.

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

Share-Based Compensation

We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation – Stock Compensation”. Pursuant to our incentive stock plans, we can grant options, restricted stock, restricted stock units and stock appreciation rights (“SAR” or “SARs”) to employees and our non-employee directors. The grants generally vest over a period of up to three years depending on the nature of the award, except for non-employee director grants, which typically vest over a period of up to one year. The majority of our awards are restricted stock units granted to employees and generally contain performance or market conditions that must be met in conjunction with a service requirement for the shares to vest, others contain only a service requirement. We charge compensation expense under the plan to earnings over each award’s individual vesting period. Forfeitures are estimated based on historical experience. In fiscal 2020, in connection with our WestRock Pandemic Action Plan we issued restricted stock units to the majority of our employees to replace their annual cash bonus. See “Note 20. Share-Based Compensation” for additional information.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Our asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our mills. At September 30, 2022, we had recorded liabilities of $96.0 million, $79.6 million in Other long-term liabilities and $16.4 million in Other current liabilities. At September 30, 2021, we had recorded $73.6 million, $73.1 million in Other long-term liabilities and the balance in Other current liabilities.

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer certain expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. This maintenance is generally performed every 12 to 24 months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period. Planned major maintenance costs deferred at September 30, 2022 and 2021 were $121.8 million and $110.7 million, respectively. The assets are recorded as Other assets on the consolidated balance sheets.

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of operations. We recorded a loss on foreign currency transactions of $5.0 million and $0.7 million in fiscal 2022 and 2021, respectively, and a gain on foreign currency transactions of $6.6 million in fiscal 2020.

Environmental Remediation Costs

We accrue for losses associated with our environmental remediation obligations when it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated. We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of a remedial feasibility study and clear indication of remedial options. We adjust such accruals as further information develops or circumstances change. We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable. See “Note 17. Commitments and Contingencies — Environmental.”

New Accounting Standards — Adopted in fiscal 2022

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This ASU removes certain exceptions from recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022 for us) and interim periods within those fiscal years. We adopted the provisions of ASU 2019-12 beginning October 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments”. This ASU requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses at lease commencement if they were classified as sales-type or direct financing leases. For lessors that had adopted ASC 842, "Leases" as of July 19, 2021, when the amendments were issued, the amendments can be applied either retrospectively or prospectively and are effective for annual periods beginning after December 15, 2021 (fiscal 2023 for us) and interim periods within those annual periods. Early adoption is permitted. We early adopted this ASU using the prospective transition approach beginning October 1, 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards — Pending to be Adopted in Fiscal 2023

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance”. This ASU aims to increase the transparency of government assistance through the annual disclosure of the types of assistance, an entity’s accounting for the assistance and the effect of the assistance on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021 (fiscal 2023 for us), with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted after their respective issuance dates through December 31, 2022. We are in process of reviewing and updating our contracts to a new reference rate. We have been addressing the LIBOR transition in our applicable debt facilities and have completed the transition on all of our significant facilities. See “Note 13. Debt” for additional information on our recent credit facility changes. We expect to adopt the provisions of this optional guidance in fiscal 2023. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

New Accounting Standards — Recently Issued

In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for us), except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for us). We are evaluating the impact of this ASU.

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. This ASU is intended to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for us), including interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Revenue Recognition

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment). Net sales are attributed to geographical markets based on our selling location. As discussed above, effective October 1, 2021, we reorganized our segment reporting to four reportable segments and have recast prior period disclosures to conform to the new segment structure and modified the geographical markets presented. In fiscal 2020, we completed our real estate monetization and ceased reporting the results of the Land and Development segment as a separate segment. Therefore, we did not have any Land and Development sales in fiscal 2022 or 2021.

The following tables summarize our disaggregated revenue by primary geographical markets for fiscal 2022, 2021 and 2020 (in millions):

	Year Ended September 30, 2022
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$8,264.7	$2,870.9	$5,344.8	$1,238.3	$(357.2)	$17,361.5
Canada	578.8	510.0	227.7	16.1	(7.5)	1,325.1
Latin America	456.4	194.4	230.7	164.5	(0.4)	1,045.6
EMEA	7.7	1,079.9	63.2	—	(0.3)	1,150.5
Asia Pacific	—	310.0	63.8	—	—	373.8
Total	$9,307.6	$4,965.2	$5,930.2	$1,418.9	$(365.4)	$21,256.5

	Year Ended September 30, 2021
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$7,518.8	$2,463.7	$4,547.7	$1,105.9	$(318.9)	$15,317.2
Canada	519.3	473.0	205.2	19.7	(6.8)	1,210.4
Latin America	357.3	159.1	100.1	129.2	(0.3)	745.4
EMEA	5.1	1,038.2	62.7	—	—	1,106.0
Asia Pacific	—	299.9	67.3	—	(0.1)	367.1
Total	$8,400.5	$4,433.9	$4,983.0	$1,254.8	$(326.1)	$18,746.1

	Year Ended September 30, 2020
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Land and Development	Intersegment Sales	Total
U.S.	$7,054.6	$2,416.5	$4,300.4	$987.1	$18.9	$(268.6)	$14,508.9
Canada	452.6	436.0	222.3	17.3	—	(3.5)	1,124.7
Latin America	275.1	120.3	118.0	98.0	—	(0.3)	611.1
EMEA	7.9	939.6	66.5	—	—	—	1,014.0
Asia Pacific	—	278.0	42.4	—	—	(0.3)	320.1
Total	$7,790.2	$4,190.4	$4,749.6	$1,102.4	$18.9	$(272.7)	$17,578.8

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

The opening and closing balances of our contract assets and contract liabilities are as follows. Contract assets and contract liabilities are reported within Other current assets and Other current liabilities, respectively, on the consolidated balance sheets (in millions).

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning balance - October 1, 2021	$199.1	$12.8
Ending balance - September 30, 2022	244.0	13.9
Increase	$44.9	$1.1

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

Note 3. Acquisitions and Investments

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. There have been no significant acquisitions in the last three fiscal years.

Grupo Gondi Acquisition

On July 27, 2022, we announced our entry into an agreement to acquire the remaining 67.7% interest in Grupo Gondi for $970 million, plus the assumption of debt, representing an estimated implied enterprise value of $1.763 billion. Grupo Gondi is a leading integrated producer of corrugated and consumer packaging that operates four paper mills, nine corrugated packaging plants and six high graphic plants throughout Mexico, producing sustainable packaging for a wide range of end markets in the region. This tuck-in acquisition will provide us with further geographic and end market diversification as well as position us to continue to grow in the attractive Latin American market. The acquisition, which is subject to a number of customary closing conditions, including approval by regulatory authorities in Mexico, is expected to close by the end of this calendar year, after which we will consolidate Grupo Gondi into our financial statements.

Note 4. Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $401.6 million, $31.5 million and $112.7 million for fiscal 2022, 2021 and 2020, respectively. Of these costs, $325.5 million, $12.6 million and $29.8 million were non-cash for fiscal 2022, 2021 and 2020, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs for fiscal 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Restructuring	$392.1	$28.5	$93.7
Other	9.5	3.0	19.0
Restructuring and Other Costs	$401.6	$31.5	$112.7

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e., partial or complete plant closures). A partial plant closure may consist of shutting down a machine and/or a workforce reduction. We have incurred various reduction in workforce actions, plant closure activities, impairment costs and certain lease terminations from time to time.

We are committed to improving our return on invested capital as well as maximizing the performance of our assets. In fiscal 2022, we recorded various impairments and other charges associated with our decision to permanently cease operations at our Panama City, FL mill and to permanently close the corrugated medium manufacturing operations at the St. Paul, MN mill, as reflected in the table below in the Global Paper segment. Both operations were expected to require significant capital investment to maintain and improve going forward, and the production of fluff pulp (at Panama City) was not a priority in our strategy to focus on higher value markets. Closing these operations allows us to redirect significant capital that would have been required to keep them competitive in the future to improve other key assets. We expect to record future restructuring charges, primarily associated with future carrying costs. The Panama City, FL mill had produced containerboard, primarily heavyweight kraft and fluff pulp, with a combined annual capacity of 645,000 tons of which approximately two-thirds was shipped to external customers. Select grades of containerboard previously produced at the mill are expected to be manufactured at other WestRock facilities. The corrugated medium manufacturing operations at St. Paul, MN had annual capacity of 200,000 tons of which approximately two-fifths was shipped to external customers.

In fiscal 2021, our restructuring charges included an impairment of assets and a gain on lease termination associated with our Richmond, VA regional office (in Corporate). In fiscal 2020, our restructuring charges included those associated with the announced shutdown of a bleached paperboard machine at our Evadale, TX mill, employee costs due to merger and acquisition-related workforce reductions and a voluntary retirement program. Due to market factors in fiscal 2021, we decided to delay the machine shutdown at our Evadale, TX mill, and in fiscal 2022, we decided to cancel our plans to shut down the machine and reversed certain employee and other accrued restructuring charges. The machine is capable of swinging between selected grades (e.g., linerboard, bleached paperboard and pulp), and we intend to utilize the machine to produce selected grades based on demand.

While restructuring costs are not charged to our segments and, therefore, do not reduce each segment's Adjusted EBITDA, we highlight the segment to which the charges relate. As discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies — Reclassifications and Adjustments”, effective October 1, 2021, we reorganized our segment reporting to four reportable segments and have recast the prior year disclosure. Since we do not allocate restructuring costs to our segments, charges incurred in the Global Paper segment will represent all charges associated with our vertically integrated mills and recycling operations. These operations manufacture for the benefit of each reportable segment that ultimately sells the associated paper and packaging products to our external customers. Prior to the completion of our Land and Development monetization program in fiscal 2020, we had an additional reportable segment which previously sold real estate, primarily in the Charleston, SC region.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the last three fiscal years, the cumulative recorded amount since we started the initiatives, and our estimate of the total we expect to incur (in millions):

	2022	2021	2020	Cumulative	Total Expected
Corrugated Packaging
PP&E and related costs	$0.3	$2.6	$0.4	$3.9	$3.9
Severance and other employee costs	0.5	4.7	7.5	29.2	29.2
Other restructuring costs	2.6	2.9	5.2	12.8	19.2
Restructuring total	$3.4	$10.2	$13.1	$45.9	$52.3

Consumer Packaging
PP&E and related costs	$—	$0.5	$1.0	$3.3	$3.3
Severance and other employee costs	6.2	9.7	19.4	36.5	36.5
Other restructuring costs	2.7	3.1	4.1	13.1	13.1
Restructuring total	$8.9	$13.3	$24.5	$52.9	$52.9

Global Paper
PP&E and related costs	$349.3	$0.2	$24.3	$400.6	$400.6
Severance and other employee costs	11.2	—	1.4	17.8	20.0
Other restructuring costs	8.0	0.1	5.5	28.9	115.0
Restructuring total	$368.5	$0.3	$31.2	$447.3	$535.6

Distribution
Severance and other employee costs	$—	$—	$0.2	$0.2	$0.2
Other restructuring costs	1.0	—	—	1.0	1.0
Restructuring total	$1.0	$—	$0.2	$1.2	$1.2

Land and Development
Severance and other employee costs	$—	$—	$—	$0.1	$0.1
Other restructuring costs	—	—	2.0	2.0	2.0
Restructuring total	$—	$—	$2.0	$2.1	$2.1

Corporate
PP&E and related costs	$2.0	$8.8	$—	$10.8	$10.8
Severance and other employee costs	3.0	0.9	21.1	62.5	62.5
Other restructuring costs	5.3	(5.0)	1.6	4.5	4.5
Restructuring total	$10.3	$4.7	$22.7	$77.8	$77.8

Total
PP&E and related costs	$351.6	$12.1	$25.7	$418.6	$418.6
Severance and other employee costs	20.9	15.3	49.6	146.3	148.5
Other restructuring costs	19.6	1.1	18.4	62.3	154.8
Restructuring total	$392.1	$28.5	$93.7	$627.2	$721.9

We have defined “PP&E and related costs” as used in this Note 4 primarily as property, plant and equipment write-downs, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, related parts and supplies on such assets, and deferred major maintenance costs, if any. We define "Other restructuring costs" as facility carrying costs, equipment and inventory relocation costs, lease or other contract termination costs, and other items.

Other Costs

Our other costs consist of acquisition, integration and divestiture costs. We incur costs when we acquire or divest businesses. Acquisition costs include costs associated with transactions, whether consummated or not, such

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as advisory, legal, accounting, valuation and other professional or consulting fees, as well as potential litigation costs associated with those activities. We incur integration costs pre- and post-acquisition that reflect work performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services and labor. Divestiture costs consist primarily of similar professional fees. We consider acquisition, integration and divestiture costs to be corporate costs regardless of the segment or segments involved in the transaction.

The following table presents acquisition, integration and divestiture costs that we incurred during the last three fiscal years (in millions):

	2022	2021	2020
Acquisition costs	$4.4	$0.5	$0.2
Integration costs	0.7	1.7	18.7
Divestiture costs	4.4	0.8	0.1
Other total	$9.5	$3.0	$19.0

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our consolidated statements of operations for the last three fiscal years (in millions):

	2022	2021	2020
Accrual at beginning of fiscal year	$13.4	$17.2	$32.3
Additional accruals	33.4	17.4	51.3
Payments	(15.9)	(17.2)	(56.6)
Adjustment to accruals	(5.6)	(2.1)	(6.2)
Foreign currency rate changes and other	(0.1)	(1.9)	(3.6)
Accrual at end of fiscal year	$25.2	$13.4	$17.2

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	2022	2021	2020
Additional accruals and adjustments to accruals (see table above)	$27.8	$15.3	$45.1
PP&E and related costs	351.6	12.1	25.7
Severance and other employee costs	0.5	0.3	1.6
Acquisition costs	4.4	0.5	0.2
Integration costs	0.7	1.7	18.7
Divestiture costs	4.4	0.8	0.1
Other restructuring costs	12.2	0.8	21.3
Total restructuring and other costs, net	$401.6	$31.5	$112.7

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

Investment returns vary. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. Our qualified U.S. plans employ a liability matching strategy augmented with Treasury futures to materially hedge against interest rate risk. After consultation with our actuary and investment advisors, we adopted the target allocations in the table below for our pension plans in an effort to produce the desired performance. These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges or modify the allocations.

Our target asset allocations by asset category at September 30 were as follows:

	Pension Plans
	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity investments	18%	23%	19%	21%
Fixed income investments	73%	73%	73%	74%
Short-term investments	1%	1%	1%	1%
Other investments	8%	3%	7%	4%
Total	100%	100%	100%	100%

Our asset allocations by asset category at September 30 were as follows:

	Pension Plans
	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity investments	18%	21%	21%	21%
Fixed income investments	70%	73%	71%	72%
Short-term investments	4%	2%	3%	2%
Other investments	8%	4%	5%	5%
Total	100%	100%	100%	100%

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

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisors and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We expect to contribute approximately $21 million to our U.S. and non-U.S. pension plans in fiscal 2023. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for MEPPs for collective bargaining employees generally equals the contributions for these plans, excluding estimated accruals for withdrawal liabilities or adjustments to those accruals.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to measure the benefit plan obligations at September 30, were:

	Pension Plans
	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.63%	5.12%	2.99%	2.63%
Interest crediting rate	3.08%	N/A	3.48%	N/A
Rate of compensation increase	2.50%	2.97%	2.50%	2.65%

At September 30, 2022, the discount rate for the U.S. pension plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the non-U.S. plans was determined based on a yield curve developed by our actuary. The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2022 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the future rate of compensation increases is reviewed periodically and is based on both our internal planning projections and recent history of actual compensation increases.

We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2023, our expected rate of return used to determine net periodic benefit cost is 6.5% for our U.S. plans and 5.1% for our non-U.S. plans. Our expected rates of return in fiscal 2023 are based on an analysis of our long-term expected rate of return and our current asset allocation.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation, plan assets and funded status for the years ended September 30 (in millions):

	Pension Plans
	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation:
Benefit obligation at beginning of fiscal year	$5,239.1	$1,438.5	$5,264.5	$1,471.5
Service cost	40.8	7.0	42.5	8.6
Interest cost	152.1	36.1	154.6	32.7
Amendments	0.3	—	5.0	0.6
Actuarial (gain) loss	(1,317.1)	(340.1)	20.7	(66.1)
Plan participant contributions	—	1.7	—	1.9
Benefits paid	(246.9)	(77.6)	(248.2)	(78.0)
Curtailments	—	0.2	—	—
Settlements	(1.8)	(2.4)	—	(1.4)
Foreign currency rate changes	—	(128.1)	—	68.7
Benefit obligation at end of fiscal year	$3,866.5	$935.3	$5,239.1	$1,438.5

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$5,627.0	$1,455.7	$5,369.7	$1,418.0
Actual (loss) gain on plan assets	(1,281.4)	(322.1)	491.9	38.7
Employer contributions	13.0	8.2	13.6	9.6
Plan participant contributions	—	1.7	—	1.9
Benefits paid	(246.9)	(77.6)	(248.2)	(78.0)
Settlements	(1.8)	(2.5)	—	(1.4)
Foreign currency rate changes	—	(133.7)	—	66.9
Fair value of plan assets at end of fiscal year	$4,109.9	$929.7	$5,627.0	$1,455.7
Funded (unfunded) status	$243.4	$(5.6)	$387.9	$17.2

Amounts recognized in the Consolidated Balance Sheets:
Prepaid pension asset	$379.1	$61.2	$566.8	$107.5
Other current liabilities	(11.7)	(1.4)	(13.5)	(1.0)
Pension liabilities, net of current portion	(124.0)	(65.4)	(165.4)	(89.3)
Over (under) funded status at end of fiscal year	$243.4	$(5.6)	$387.9	$17.2

The actuarial (gain) loss in benefit obligation for the U.S. Plans and Non-U.S. Plans is generally driven by a change in discount rates and to a lesser degree the rate of compensation change in the Non-U.S. Plans.

Certain U.S. plans have benefit obligations in excess of plan assets. These plans, which consist primarily of non-qualified plans, have aggregate projected benefit obligations of $164.5 million, aggregate accumulated benefit obligations of $164.5 million, and aggregate fair value of plan assets of $28.8 million at September 30, 2022. Our qualified U.S. plans were in a net overfunded position at September 30, 2022.

The accumulated benefit obligation of U.S. and non-U.S. pension plans was $4,779.1 million and $6,627.1 million at September 30, 2022 and 2021, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost, including noncontrolling interest, consist of (in millions):

	Pension Plans
	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$849.8	$155.6	$573.1	$125.9
Prior service cost	34.6	1.8	42.4	2.6
Total accumulated other comprehensive loss	$884.4	$157.4	$615.5	$128.5

The pre-tax amounts recognized in other comprehensive loss (income), including noncontrolling interest, are as follows at September 30 (in millions):

	Pension Plans
	2022	2021	2020
Net actuarial loss (gain) arising during period	$315.3	$(208.0)	$(26.2)
Amortization and settlement recognition of net actuarial loss	(8.9)	(34.5)	(48.2)
Prior service cost arising during period	0.2	5.6	25.0
Amortization of prior service cost	(8.9)	(8.4)	(7.8)
Net other comprehensive loss (income) recognized	$297.7	$(245.3)	$(57.2)

The net periodic pension income recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Pension Plans
	2022	2021	2020
Service cost	$47.8	$51.1	$52.6
Interest cost	188.2	187.3	198.6
Expected return on plan assets	(368.6)	(368.1)	(362.3)
Amortization of net actuarial loss	8.8	34.2	46.8
Amortization of prior service cost	8.4	8.4	7.5
Curtailment loss	0.5	—	0.4
Settlement loss	0.1	0.4	1.4
Company defined benefit plan income	(114.8)	(86.7)	(55.0)
Multiemployer and other plans	1.5	1.6	2.0
Net pension income	$(113.3)	$(85.1)	$(53.0)

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans
	2022		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.99%	2.63%	3.01%	2.16%	3.35%	2.42%
Interest crediting rate	3.48%	N/A	3.47%	N/A	4.22%	N/A
Rate of compensation increase	2.50%	2.65%	2.50%	2.68%	3.00%	2.65%
Expected long-term rate of return on plan assets	5.75%	3.81%	6.00%	3.73%	6.25%	4.26%

For our U.S. pension and postretirement plans, we considered the mortality tables and improvement scales published by the Society of Actuaries and evaluated our specific mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, for fiscal 2022, 2021 and 2020 we utilized the base Pri-2012 mortality tables with specific gender and job classification increases applied for fiscal 2022 ranging from 7% to 14%, fiscal 2021 ranging from 6% to 13% and for fiscal 2020 ranging from 5% to 12%.

For our Canadian pension and postretirement plans, we utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience for fiscal 2022, 2021 and 2020. As of September 30, 2022, these adjustment factors were updated to reflect the most recent mortality experience.

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2023	$275.9	$90.9
Fiscal 2024	$279.9	$68.8
Fiscal 2025	$287.0	$68.7
Fiscal 2026	$290.0	$68.3
Fiscal 2027	$281.8	$68.2
Fiscal Years 2028 – 2032	$1,436.1	$338.0

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2022 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. equities (1)	$150.7	$150.7	$—
Non-U.S. equities (1)	85.9	85.9	—
Fixed income securities:
U.S. government securities (2)	164.3	—	164.3
Non-U.S. government securities (3)	74.5	—	74.5
U.S. corporate bonds (3)	2,173.7	95.4	2,078.3
Non-U.S. corporate bonds (3)	545.0	—	545.0
Other fixed income (4)	223.1	—	223.1
Short-term investments (5)	181.9	181.9	—
Benefit plan assets measured in the fair value hierarchy	$3,599.1	$513.9	$3,085.2
Assets measured at NAV (6)	1,440.5
Total benefit plan assets	$5,039.6

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes assets measured at fair value based on NAV per share as a practical expedient as of September 30, 2022 and 2021 (in millions):

	Fair value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
September 30, 2022
Hedge funds (1)	$26.4	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,031.9	Monthly	Up to 60 days	199.7
Fixed income and fixed income related instruments (3)	382.2	Monthly	Up to 10 days	—
	$1,440.5			$199.7
September 30, 2021
Hedge funds (1)	$38.9	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,498.2	Monthly	Up to 60 days	171.7
Fixed income and fixed income related instruments (3)	725.6	Monthly	Up to 10 days	—
	$2,262.7			$171.7

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

The weighted average assumptions used to measure the benefit plan obligations at September 30 were:

	Postretirement plans
	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.57%	7.56%	2.98%	6.45%

The following table shows the changes in benefit obligation, plan assets and funded status for the fiscal years ended September 30 (in millions):

	Postretirement Plans
	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation:
Benefit obligation at beginning of fiscal year	$86.4	$58.3	$93.6	$62.5
Service cost	0.6	0.4	0.6	0.6
Interest cost	2.6	3.8	2.8	3.1
Actuarial gain	(16.3)	(9.8)	(6.1)	(8.1)
Benefits paid	(4.8)	(2.8)	(4.5)	(2.8)
Foreign currency rate changes	—	(1.6)	—	3.0
Benefit obligation at end of fiscal year	$68.5	$48.3	$86.4	$58.3

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$—	$—	$—	$—
Employer contributions	4.8	2.8	4.5	2.8
Benefits paid	(4.8)	(2.8)	(4.5)	(2.8)
Fair value of plan assets at end of fiscal year	$—	$—	$—	$—
Underfunded Status	$(68.5)	$(48.3)	$(86.4)	$(58.3)

Amounts recognized in the Consolidated Balance Sheets:
Other current liabilities	$(8.7)	$(2.7)	$(8.2)	$(2.8)
Postretirement benefit liabilities, net of current portion	(59.8)	(45.6)	(78.2)	(55.5)
Underfunded status at end of fiscal year	$(68.5)	$(48.3)	$(86.4)	$(58.3)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic postretirement cost, including noncontrolling interest, consist of (in millions):

	Postretirement Plans
	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial (gain) loss	$(32.2)	$(4.8)	$(16.1)	$4.8
Prior service (credit) cost	(2.3)	1.0	(3.2)	1.1
Total accumulated other comprehensive (income) loss	$(34.5)	$(3.8)	$(19.3)	$5.9

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts recognized in other comprehensive loss (income), including noncontrolling interest, are as follows at September 30 (in millions):

	Postretirement Plans
	2022	2021	2020
Net actuarial gain arising during period	$(26.2)	$(14.2)	$(8.4)
Amortization and settlement recognition of net actuarial gain (loss)	0.5	0.6	(0.1)
Prior service cost arising during period	—	—	1.9
Amortization or curtailment recognition of prior service credit	0.7	2.4	2.7
Net other comprehensive income recognized	$(25.0)	$(11.2)	$(3.9)

The net periodic postretirement cost recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Postretirement Plans
	2022	2021	2020
Service cost	$1.0	$1.2	$1.3
Interest cost	6.4	5.9	6.9
Amortization of net actuarial (gain) loss	(0.5)	(0.6)	0.1
Amortization of prior service credit	(0.7)	(2.4)	(2.7)
Net postretirement cost	$6.2	$4.1	$5.6

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) are as follows at September 30, 2022:

U.S. Plans
Health care cost trend rate assumed for next year	4.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%
Year the rate reaches the ultimate trend rate	2047

Non-U.S. Plans
Health care cost trend rate assumed for next year	5.68%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.68%
Year the rate reaches the ultimate trend rate	2022

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Postretirement Plans
	2022		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.98%	6.45%	3.00%	4.84%	3.34%	5.64%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2023	$8.7	$2.7
Fiscal 2024	$7.5	$2.8
Fiscal 2025	$6.9	$2.9
Fiscal 2026	$6.5	$3.0
Fiscal 2027	$6.1	$3.1
Fiscal Years 2028 – 2032	$26.6	$17.6

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

Contributions to MEPPs are established by the applicable CBAs; however, our required contributions may increase based on the funded status of a MEPP and legal requirements, such as those set forth in the Pension Act, which requires substantially underfunded MEPPs to implement a FIP or a RP to improve their funded status. Contributions to MEPPs are individually and in the aggregate not material.

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

In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney’s fees. We believe we are adequately reserved for this matter.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2022 and September 30, 2021, we had withdrawal liabilities recorded of $214.7 million and $247.1 million, respectively including liabilities associated with PIUMPF’s accumulated funding deficiency demands. The decrease in withdrawal liabilities in fiscal 2022 as compared to the end of fiscal 2021 was primarily due to an increase in interest rates.

With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liabilities, both individually and in the aggregate, are not material for the remaining plans in which we participate.

Approximately 55% of our hourly employees are covered by CBAs in the U.S. and Canada, of which approximately 32% are covered by CBAs that expire within one year and another 27% are covered by CBAs that have expired.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover certain of our U.S., Canadian and other non-U.S. salaried union and nonunion hourly employees, generally subject to an initial waiting period. The 401(k) and other defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, or the taxing authority in the jurisdiction in which they operate. Due primarily to acquisitions, CBAs, and other non-U.S. defined contribution programs, we have plans with varied terms. At September 30, 2022, our contributions may be up to 7.5% for U.S. salaried and non-union hourly employees, consisting of a match of up to 5% and an automatic employer contribution of 2.5%. Certain other employees who receive accruals under a defined benefit pension plan, as well as certain employees covered by CBAs and non-U.S. defined contribution programs generally receive up to a 3.0% to 4.0% contribution to their 401(k) plan or defined contribution plan. During fiscal 2022, 2021 and 2020, we recorded expense of $169.5 million, $164.7 million and $150.1 million, respectively, related to employer contributions to the 401(k) plans and other defined contribution plans, including the automatic employer contribution. In connection with the WestRock Pandemic Action Plan, we funded our matching contributions to the WestRock Company 401(k) Retirement Savings Plan in Common Stock effective July 1, 2020 and ending September 30, 2021 (final period funded in October 2021).

Supplemental Retirement Plans

We have Supplemental Plans that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Participants’ accounts are credited with investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. At September 30, 2022, the Supplemental Plans had assets totaling $140.9 million that are recorded at market value, and liabilities of $138.7 million. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. The amount of expense we recorded for the current fiscal year and the preceding two fiscal years was not significant.
Note 6. Income Taxes

The components of income (loss) before income taxes are as follows (in millions):

	Year Ended September 30,
	2022	2021	2020
United States	$860.4	$822.4	$(440.7)
Foreign	358.4	263.5	(81.9)
Income (loss) before income taxes	$1,218.8	$1,085.9	$(522.6)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense consists of the following components (in millions):

	Year Ended September 30,
	2022	2021	2020
Current income taxes:
Federal	$205.2	$171.2	$31.6
State	44.9	27.2	23.5
Foreign	116.1	78.4	66.8
Total current expense	366.2	276.8	121.9
Deferred income taxes:
Federal	(67.3)	(39.0)	42.4
State	(16.2)	(10.2)	6.2
Foreign	(13.1)	15.8	(7.0)
Total deferred (benefit) expense	(96.6)	(33.4)	41.6
Total income tax expense	$269.6	$243.4	$163.5

During fiscal 2022, 2021 and 2020, cash paid for income taxes, net of refunds, was $335.2 million, $271.9 million and $147.2 million, respectively.

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2022	2021	2020 (1)
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign rate differential	2.1	0.9	(1.1)
Adjustment and resolution of federal, state and foreign tax uncertainties	(0.4)	0.1	2.7
State taxes, net of federal benefit	1.6	2.0	(0.3)
Excess tax benefit related to stock compensation	0.1	0.2	(0.5)
Research and development and other tax credits, net of reserves	(1.2)	(0.5)	3.7
(Loss) income attributable to noncontrolling interest	(0.1)	0.1	0.1
Change in valuation allowance	0.7	2.8	(4.1)
Goodwill impairment	—	—	(51.2)
Nontaxable increased cash surrender value	—	(1.1)	1.3
Withholding taxes	0.5	0.2	(0.7)
Foreign derived intangible income	(1.0)	(1.2)	1.3
Deferred rate change	(0.6)	(1.0)	(1.8)
Brazilian net worth deduction	(1.1)	(0.7)	1.7
Other, net	0.5	(0.4)	(3.4)
Effective tax rate	22.1%	22.4%	(31.3)%

(1)
The negative tax rate for fiscal year 2020 is the result of applying total income tax expense to the loss before income taxes. The signs within the table are consequently the opposite compared to fiscal 2022 and 2021.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2022	2021
Deferred income tax assets:
Accruals and allowances	$—	$6.7
Employee related accruals and allowances	107.6	119.0
State net operating loss carryforwards, net of federal benefit	43.6	57.5
State credit carryforwards, net of federal benefit	89.7	84.9
Federal and foreign net operating loss carryforwards	165.8	193.6
Restricted stock and options	26.7	30.2
Lease liabilities	177.4	177.1
Other	44.6	42.1
Total	655.4	711.1
Deferred income tax liabilities:
Accruals and allowances	9.0	—
Property, plant and equipment	1,669.5	1,805.2
Deductible intangibles and goodwill	724.1	796.6
Inventory reserves	261.4	243.5
Deferred gain	272.8	272.8
Basis difference in joint ventures	35.9	32.9
Pension	2.7	36.3
Right-of-use assets	166.1	164.9
Total	3,141.5	3,352.2
Valuation allowances	248.8	277.5
Net deferred income tax liability	$2,734.9	$2,918.6

Deferred taxes are recorded as follows in the consolidated balance sheets (in millions):

	September 30,
	2022	2021
Long-term deferred tax asset (1)	$27.0	$25.8
Long-term deferred tax liability	2,761.9	2,944.4
Net deferred income tax liability	$2,734.9	$2,918.6

(1)
The long-term deferred tax asset is presented in Other assets on the consolidated balance sheets.

At September 30, 2022 and 2021, we had gross U.S. federal net operating losses of approximately $1.2 million and $2.7 million, respectively. These loss carryforwards expire in fiscal 2031.

At September 30, 2022 and 2021, we had gross state and local net operating losses, of approximately $969 million and $1,190 million, respectively. These loss carryforwards generally expire between fiscal 2023 and 2041. The tax effected values of these net operating losses are $43.6 million and $57.5 million at September 30, 2022 and 2021, respectively, exclusive of valuation allowances of $17.7 million and $20.4 million at September 30, 2022 and 2021, respectively.

At September 30, 2022 and 2021, gross net operating losses for foreign reporting purposes of approximately $667.2 million and $779.1 million, respectively, were available for carryforward. A majority of these loss carryforwards generally expire between fiscal 2023 and 2041, while a portion have an indefinite carryforward. The tax effected values of these net operating losses are $165.5 million and $193.0 million at September 30, 2022 and 2021, respectively, exclusive of valuation allowances of $143.8 million and $177.6 million at September 30, 2022 and 2021, respectively.

At September 30, 2022 and 2021, we had state tax credit carryforwards of $89.7 million and $84.9 million, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credits can be carried forward indefinitely. Valuation allowances of $81.1 million and $76.3 million at September 30, 2022 and 2021, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Balance at beginning of fiscal year	$277.5	$257.5	$218.0
Increases	12.3	22.2	46.2
Reductions	(41.0)	(2.2)	(6.7)
Balance at end of fiscal year	$248.8	$277.5	$257.5

Consistent with prior years, we consider a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. However, we consider the unremitted earnings and all other outside basis differences from all other foreign subsidiaries to be indefinitely reinvested. Accordingly, we have not provided for any taxes that would be due.

As of September 30, 2022, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1.2 billion. The components of the outside basis difference are comprised of acquisition accounting adjustments, undistributed earnings, and equity components. In the event of a distribution in the form of dividends or dispositions of the subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of September 30, 2022, the determination of the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis differences is not practicable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2022	2021	2020
Balance at beginning of fiscal year	$199.5	$206.7	$224.3
Additions for tax positions taken in current year (1)	1.8	2.7	5.0
Additions for tax positions taken in prior fiscal years	27.6	10.8	11.7
Reductions for tax positions taken in prior fiscal years (1)	—	—	(16.7)
Reductions due to settlement	(0.8)	—	—
(Reductions) additions for currency translation adjustments	(1.1)	1.5	(8.8)
Reductions as a result of a lapse of the applicable statute of limitations	(31.5)	(22.2)	(8.8)
Balance at end of fiscal year	$195.5	$199.5	$206.7

(1)
Reductions taken in fiscal 2020 include primarily positions taken related to foreign subsidiaries.

As of September 30, 2022 and 2021, the total amount of unrecognized tax benefits was approximately $195.5 million and $199.5 million, respectively, exclusive of interest and penalties. Of these balances, as of September 30, 2022 and 2021, if we were to prevail on all unrecognized tax benefits recorded, approximately $188.1 million and $188.7 million, respectively, would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution. See “Note 17. Commitments and Contingencies — Brazil Tax Liability”.

As of September 30, 2022 and 2021, we had liabilities of $85.0 million and $79.7 million, respectively, related to estimated interest and penalties for unrecognized tax benefits. Our results of operations for fiscal 2022, 2021 and 2020 include expense of $3.8 million, $4.4 million and $6.6 million, respectively, net of indirect benefits, related to estimated interest and penalties with respect to the liability for unrecognized tax benefits. As of September 30,

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022, it is reasonably possible that our unrecognized tax benefits will decrease by up to $30.1 million in the next 12 months due to expiration of various statutes of limitations and settlement of issues.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to fiscal 2018 and state and local income tax examinations by tax authorities for years prior to fiscal 2011. We are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2009, except for Brazil for which we are not subject to tax examinations for years prior to 2006. While we believe our tax positions are appropriate, they are subject to audit or other modifications and there can be no assurance that any modifications will not materially and adversely affect our results of operations, financial condition or cash flows.

Note 7. Segment Information

Effective October 1, 2021, we reorganized our reportable segments due to changes in our organizational structure and how our CODM makes key operating decisions, allocates resources and assesses the performance of our business. We believe the new segments provide greater visibility into the vertical integration between our mills and converting operations as well as the value of a diversified portfolio of assets, and helps us highlight the performance of our portfolio. Our reportable segments now are:

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

Effective October 1, 2021, Adjusted EBITDA is our measure of segment profitability in accordance with ASC 280, “Segment Reporting” because it is used by our CODM to make decisions regarding allocation of resources and to assess segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. These items can be found in the selected operating data table below after Adjusted EBITDA. Management believes excluding these items is useful in the evaluation of operating performance from period to period because they are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments. We have recast prior periods presented to conform with the new segment structure. These changes did not impact our consolidated financial statements. In connection with the reorganization of our reportable segments, we changed the amount of previously non-allocated expenses.

Prior to the reorganization, the Company had two reportable segments: Corrugated Packaging and Consumer Packaging. Prior to the completion of our monetization program in fiscal 2020, we had a third reportable segment, Land and Development, which previously sold real estate, primarily in the Charleston, SC region.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of our operations are located in locations such as Canada, Latin America, EMEA and Asia Pacific. The table below reflects financial data of our foreign operations for each of the past three fiscal years, some of which were transacted in U.S. dollars (in millions):

	Years Ended September 30,
	2022	2021	2020
Net sales (unaffiliated customers):
U.S.	$17,361.5	$15,317.2	$14,508.9
Canada	1,325.1	1,210.4	1,124.7
Latin America	1,045.6	745.4	611.1
EMEA	1,150.5	1,106.0	1,014.0
Asia Pacific	373.8	367.1	320.1
Total	$21,256.5	$18,746.1	$17,578.8

	Years Ended September 30,
	2022	2021	2020
Long-lived assets:
U.S.	$9,278.2	$9,654.6	$9,962.5
Canada	391.4	413.0	382.1
Latin America	719.0	725.8	639.9
EMEA	320.4	364.9	362.8
Asia Pacific	72.0	87.8	90.2
Total	$10,781.0	$11,246.1	$11,437.5

The accounting policies of the reportable segments are the same as those described in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income of unconsolidated entities in Adjusted EBITDA, as well the related investments in segment identifiable assets. These amounts are included in the segment tables that follow.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show selected financial data for our segments (in millions):

	Years Ended September 30,
	2022	2021	2020
Net sales (aggregate):
Corrugated Packaging	$9,307.6	$8,400.5	$7,790.2
Consumer Packaging	4,965.2	4,433.9	4,190.4
Global Paper	5,930.2	4,983.0	4,749.6
Distribution	1,418.9	1,254.8	1,102.4
Land and Development	—	—	18.9
Total	$21,621.9	$19,072.2	$17,851.5
Less net sales (intersegment):
Corrugated Packaging	$328.0	$305.3	$250.0
Consumer Packaging	27.8	20.3	20.2
Distribution	9.6	0.5	2.5
Total	$365.4	$326.1	$272.7
Net sales (unaffiliated customers):
Corrugated Packaging	$8,979.6	$8,095.2	$7,540.2
Consumer Packaging	4,937.4	4,413.6	4,170.2
Global Paper	5,930.2	4,983.0	4,749.6
Distribution	1,409.3	1,254.3	1,099.9
Land and Development	—	—	18.9
Total	$21,256.5	$18,746.1	$17,578.8
Adjusted EBITDA:
Corrugated Packaging	$1,386.7	$1,394.0	$1,474.2
Consumer Packaging	829.2	720.8	660.7
Global Paper	1,246.4	883.7	701.9
Distribution	79.7	68.8	48.7
Total	3,542.0	3,067.3	2,885.5
Depreciation, depletion and amortization	(1,488.6)	(1,460.0)	(1,487.0)
Gain on sale of certain closed facilities	18.6	0.9	15.6
Multiemployer pension withdrawal (expense) income	(0.2)	2.9	1.1
Mineral rights impairment	(26.0)	—	—
Restructuring and other costs	(401.6)	(31.5)	(112.7)
Goodwill impairment	—	—	(1,333.2)
Non-allocated expenses	(82.6)	(68.1)	(73.3)
Interest expense, net	(318.8)	(372.3)	(393.5)
Loss on extinguishment of debt	(8.5)	(9.7)	(1.5)
Other (expense) income, net	(11.0)	10.9	9.5
Other adjustments	(4.5)	(54.5)	(33.1)
Income (loss) before income taxes	$1,218.8	$1,085.9	$(522.6)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,
	2022	2021	2020
Depreciation, depletion and amortization:
Corrugated Packaging	$683.0	$674.5	$674.8
Consumer Packaging	349.5	352.2	345.4
Global Paper	425.1	405.9	439.1
Distribution	27.3	23.6	23.5
Corporate	3.7	3.8	4.2
Total	$1,488.6	$1,460.0	$1,487.0

Other adjustments:
Corrugated Packaging	$(4.8)	$13.3	$6.3
Consumer Packaging	7.7	11.7	16.3
Global Paper	(0.6)	3.3	11.9
Distribution	—	0.6	—
Land and Development	—	—	(1.4)
Corporate	2.2	25.6	—
Total	$4.5	$54.5	$33.1

Equity in income (loss) of unconsolidated entities:
Corrugated Packaging	$70.3	$36.7	$12.6
Consumer Packaging	3.4	4.0	2.8
Global Paper	(0.8)	0.2	0.4
Total	$72.9	$40.9	$15.8

In fiscal 2020, we received the remaining $32.3 million of insurance proceeds related to the extensive damage sustained at our containerboard and pulp mill located in Panama City, FL in October 2018 due to Hurricane Michael. The insurance proceeds were recorded as a reduction of cost of goods sold - $20.0 million in our Corrugated Packaging segment and $12.3 million in our Global Paper segment. The insurance proceeds received consisted of $11.7 million of business interruption recoveries and $20.6 million for direct costs and property damage. Our consolidated statements of cash flow for fiscal 2020 included $30.9 million in net cash provided by operating activities and $1.4 million of cash proceeds included in net cash used for investing activities related to Hurricane Michael. In addition, we had other minor amounts for various claims that were recorded as a reduction of cost of goods sold across our segments.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected financial data for our segments (in millions):

	Years Ended September 30,
	2022	2021	2020
Assets:
Corrugated Packaging	$11,382.5	$11,557.6	$11,623.4
Consumer Packaging	6,704.5	6,757.3	6,535.8
Global Paper	7,039.2	7,527.6	7,549.5
Distribution	863.0	800.1	718.9
Assets held for sale	34.4	10.9	7.0
Corporate	2,381.9	2,600.8	2,345.1
Total	$28,405.5	$29,254.3	$28,779.7

Intangibles, net:
Corrugated Packaging	$648.4	$765.9	$889.1
Consumer Packaging	1,523.5	1,719.2	1,857.6
Global Paper	612.6	677.7	744.6
Distribution	136.1	156.0	175.9
Total	$2,920.6	$3,318.8	$3,667.2

Capital expenditures:
Corrugated Packaging	$370.4	$331.4	$389.9
Consumer Packaging	202.1	192.7	140.2
Global Paper	238.6	259.4	417.8
Distribution	6.1	1.3	0.3
Corporate	45.4	30.7	29.9
Total	$862.6	$815.5	$978.1

Equity method investments:
Corrugated Packaging	$479.3	$434.4	$414.2
Consumer Packaging	0.5	17.7	13.7
Global Paper	0.5	0.8	1.3
Corporate	0.1	0.4	0.4
Total	$480.4	$453.3	$429.6

The Corrugated Packaging segment’s equity method investments primarily relate to our Grupo Gondi investment. Equity method investments are included in the consolidated balance sheets in Other assets. The investment in Grupo Gondi exceeded our proportionate share of the underlying equity in net assets by approximately $101.8 million and $105.7 million in fiscal 2022 and 2021, respectively. Approximately $35.2 million and $40.2 million remains amortizable to expense in Equity in income of unconsolidated entities over the estimated life of the underlying assets ranging from 10 to 15 years beginning with our investment in fiscal 2016. The Gondi investment is denominated in Mexican Pesos. See “Note 3. Acquisitions and Investments” for our announcement to acquire the remaining interest in Grupo Gondi.

Effective October 1, 2021, in connection with our segment reorganization and in accordance with ASC 350, we determined our new reporting units to be the same as our operating segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. We performed an interim quantitative goodwill impairment test for our new reporting units using procedures consistent with those described for our annual goodwill impairment testing. Each of our reporting units had a fair value that exceeded its carrying value by more than 10%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points, the fair value of each of our reporting units would have continued to exceed its carrying value.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2022, 2021 and 2020 are as follows (in millions):

	Legacy Reportable Segments		New Reportable Segments
	Corrugated Packaging	Consumer Packaging	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Total
Balance as of Sep. 30, 2019
Goodwill	$3,695.1	$3,633.3	$—	$—	$—	$—	$7,328.4
Accumulated impairment losses	(0.1)	(42.7)	—	—	—	—	(42.8)
	3,695.0	3,590.6	—	—	—	—	7,285.6
Goodwill impairment	—	(1,333.2)	—	—	—	—	(1,333.2)
Goodwill disposed of	—	(0.3)	—	—	—	—	(0.3)
Purchase price allocation adjustments	14.3	(0.6)	—	—	—	—	13.7
Translation adjustments	(35.8)	32.2	—	—	—	—	(3.6)
Balance as of Sep. 30, 2020
Goodwill	3,673.6	3,664.6	—	—	—	—	7,338.2
Accumulated impairment losses	(0.1)	(1,375.9)	—	—	—	—	(1,376.0)
	3,673.5	2,288.7	—	—	—	—	5,962.2
Goodwill disposed of	(16.4)	—	—	—	—	—	(16.4)
Translation adjustments	6.2	7.2	—	—	—	—	13.4
Balance as of Sep. 30, 2021
Goodwill	3,663.4	3,671.8	—	—	—	—	7,335.2
Accumulated impairment losses	(0.1)	(1,375.9)	—	—	—	—	(1,376.0)
	3,663.3	2,295.9	—	—	—	—	5,959.2
Segment recasting (1)	(3,663.3)	(2,295.9)	2,834.8	1,603.3	1,382.0	139.1	—
Goodwill acquired	—	—	3.2	—	—	—	3.2
Translation adjustments	—	—	(35.2)	(14.9)	(15.5)	(1.6)	(67.2)
Balance as of Sep. 30, 2022
Goodwill	$—	$—	$2,802.8	$1,588.4	$1,366.5	$137.5	$5,895.2

(1)
Represents the reallocation of goodwill as a result of our October 1, 2021 segment change.

During the fourth quarter of fiscal 2022, we completed our annual goodwill impairment testing. Each of our reporting units had fair values that exceeded their respective carrying values by more than 15%. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” for a discussion of our fiscal 2022 impairment test.

In fiscal 2020, we recorded a $1,333.2 million pre-tax non-cash goodwill impairment in our legacy Consumer Packaging reportable segment. The impairment was primarily the result of expected lower volumes and cash flows related to certain external bleached paperboard end markets, including commercial print, tobacco and plate and cup stock markets. We had experienced significant declines in demand for those products that we believed were more systemic and our view of related growth and earnings opportunities had been diminished.

Note 8. Interest

The components of interest expense, net is as follows (in millions):

	Years Ended September 30,
	2022	2021	2020
Interest expense	$(375.6)	$(418.9)	$(465.5)
Interest income	56.8	46.6	72.0
Interest expense, net	$(318.8)	$(372.3)	$(393.5)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for interest, net of amounts capitalized, of $363.9 million, $384.7 million and $423.4 million were made during fiscal 2022, 2021 and 2020, respectively.

During fiscal 2022, 2021 and 2020, we capitalized interest of $11.1 million, $14.0 million and $24.6 million, respectively.

Note 9. Inventories

Inventories are as follows (in millions):

	September 30,
	2022	2021
Finished goods and work in process	$1,102.4	$972.7
Raw materials	1,135.9	888.1
Supplies and spare parts	529.6	536.4
Inventories at FIFO cost	2,767.9	2,397.2
LIFO reserve	(450.8)	(223.9)
Net inventories	$2,317.1	$2,173.3

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2022, 2021 and 2020, we reduced inventory quantities in some of our LIFO pools. These reductions result in liquidations of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. Alternatively, higher costs prevailing in prior years increases costs of goods sold. The impact of the liquidations in fiscal 2022, 2021 and 2020 was not significant.

In fiscal 2022, we experienced higher inventory costs primarily due to inflation, the effect of which increased cost of goods sold and our LIFO reserve by $226.9 million.

Note 10. Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,
	2022	2021
Property, plant and equipment at cost:
Land and buildings	$2,646.4	$2,626.0
Machinery and equipment	16,592.5	15,853.1
Forestlands and mineral rights (1)	95.7	120.0
Transportation equipment	24.2	26.1
Leasehold improvements	103.4	93.9
	19,462.2	18,719.1
Less: accumulated depreciation, depletion and amortization	(9,380.8)	(8,149.0)
Property, plant and equipment, net	$10,081.4	$10,570.1

(1)
In fiscal 2022, we recorded a $26.0 million pre-tax non-cash impairment of certain mineral rights. With the impairment, we have no remaining mineral rights.

Depreciation expense for fiscal 2022, 2021 and 2020 was $1,108.1 million, $1,069.7 million and $1,054.9 million, respectively. Accrued additions to property, plant and equipment at September 30, 2022, 2021 and 2020 were $223.2 million, $108.5 million and $85.0 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, are as follows and reflect the removal of fully amortized intangible assets in the period fully amortized (in millions, except weighted avg. life):

		September 30,
		2022		2021
	Weighted Avg. Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15.6	$4,888.5	$(2,038.1)	$4,963.0	$(1,724.3)
Trademarks and tradenames	22.5	80.7	(26.2)	80.4	(20.9)
Technology and patents	11.8	24.4	(12.9)	23.5	(9.4)
License costs	15.8	0.3	(0.1)	16.2	(15.1)
Non-compete agreements	2.0	1.9	(1.1)	1.9	(0.2)
Other	29.5	3.5	(0.3)	4.0	(0.3)
Total	15.7	$4,999.3	$(2,078.7)	$5,089.0	$(1,770.2)

Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2023	$340.2
Fiscal 2024	$318.8
Fiscal 2025	$304.1
Fiscal 2026	$296.7
Fiscal 2027	$292.9

Intangible amortization expense was $351.1 million, $360.6 million and $405.4 million during fiscal 2022, 2021 and 2020, respectively. We had other intangible amortization expense, primarily for packaging equipment leased to customers of $29.4 million, $29.7 million and $26.7 million during fiscal 2022, 2021 and 2020, respectively.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information” for a discussion of a $1,333.2 million pre-tax non-cash goodwill impairment of our legacy Consumer Packaging reportable segment recorded in fiscal 2020. See “Note 4. Restructuring and Other Costs” for impairments associated with restructuring activities labeled as "PP&E and related costs". In fiscal 2022, we recorded impairments associated with the closure of our Panama City, FL mill and the permanent closure of the corrugated medium manufacturing operations at the St. Paul, MN mill, and the impairment of a paper machine at our Evadale, TX mill in fiscal 2020. Fair value of the remaining Panama City, FL land, building and improvements was determined based on a third party appraisal. During fiscal 2022, 2021 and 2020, we did not have any significant non-goodwill or non-restructuring nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the $26.0 million pre-tax non-cash impairment of certain mineral rights in fiscal 2022 that was driven by a lack of new leasing or development activity on our properties for an extended period of time, including pipeline delays. With the impairment, we have no remaining mineral rights.

Accounts Receivable Sales Agreements

We are a party to an accounts receivable sales agreement to sell to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts. On September 16, 2022, we amended the then-existing $700.0 million facility to extend the maturity to September 15, 2023 (the “A/R Sales Agreement”) and addressed the transition from LIBOR to the Secure Overnight Funding Rate ("SOFR"). The terms of the A/R Sales Agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860.

We also have a similar facility that was amended on December 2, 2021 to increase the $88.5 million purchase limit to $110.0 million, establish the transition from LIBOR to SOFR at a future date and revise certain fees. The facility remains uncommitted and has a one-year term ending December 4, 2022. We expect to renew this facility prior to its maturity.

The customers from these facilities are not included in the Receivables Securitization Facility that is discussed in “Note 13. Debt”.

The following table represents a summary of these accounts receivable sales agreements for fiscal 2022 and 2021 (in millions):

	2022	2021
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(2,954.8)	(2,732.2)
Receivables collected by financial institutions	2,896.0	2,655.6
Cash proceeds from financial institutions	58.8	76.6
Receivable from financial institutions at September 30,	$—	$—

Receivables sold under these accounts receivable sales agreements as of the respective balance sheet dates were approximately $724.7 million and $665.9 million as of September 30, 2022 and September 30, 2021, respectively.

Cash proceeds related to the receivables sold are included in Net cash provided by operating activities in the consolidated statements of cash flow in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $20.4 million, $11.1 million and $12.7 million in fiscal 2022, 2021 and 2020, respectively, and is recorded in Other (expense) income, net in the consolidated statements of operations. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Debt

The public bonds issued by WRKCo, RKT and MWV are guaranteed by WestRock and have cross-guarantees between the three companies. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt and to the obligations of our non-debtor/guarantor subsidiaries. The industrial development bonds associated with the finance lease obligations of MWV are guaranteed by the Company and certain of its subsidiaries. At September 30, 2022, all of our debt was unsecured with the exception of our Receivables Securitization Facility (as defined below) and finance lease obligations.

As noted below, we have been addressing the LIBOR transition in our applicable debt facilities and have completed the transition on all of our significant facilities. We expect to complete the last facility prior to the June 30, 2023 deadline when the remaining rates cease publication. See below for additional information regarding changes to certain facilities.

The following were individual components of debt (in millions, except percentages):

	September 30, 2022		September 30, 2021
	Carrying Value	Weighted Avg Interest Rate	Carrying Value	Weighted Avg Interest Rate
Public bonds due fiscal 2023 to 2028	$3,433.4	4.0%	$3,778.2	4.0%
Public bonds due fiscal 2029 to 2033	2,753.3	4.5%	2,766.5	4.5%
Public bonds due fiscal 2037 to 2047	177.8	6.2%	178.2	6.2%
Revolving credit and swing facilities	286.3	1.9%	270.0	1.1%
Term loan facilities	598.2	3.1%	598.9	3.0%
International and other debt	127.6	12.8%	225.1	4.8%
Finance lease obligations	287.5	4.2%	264.1	4.1%
Vendor financing and commercial card programs	123.1	N/A	113.1	N/A
Total debt	7,787.2	4.2%	8,194.1	4.0%
Less: current portion of debt	212.2		168.8
Long-term debt due after one year	$7,575.0		$8,025.3

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

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with all of these covenants as required by these facilities and were in compliance with them at September 30, 2022. The carrying value of our debt includes the fair value step-up of debt acquired in mergers and acquisitions, and the weighted average interest rate includes the fair value step up. At September 30, 2022, excluding the step-up, the weighted average interest rate on total debt was 4.5%. At September 30, 2022, the unamortized fair market value step-up was $175.1 million, which will be amortized over a weighted average remaining life of 9.8 years. At September 30, 2022, we had $57.1 million of outstanding letters of credit not drawn upon. At September 30, 2022, we had approximately $3.7 billion of availability under long-term committed credit facilities and cash and cash equivalents, excluding the $1.0 billion Delayed Draw Term Loan that we plan to use to acquire the remaining 67.7% interest in Grupo Gondi. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of our debt was approximately $7.3 billion and $9.0 billion as of September 30, 2022 and September 30, 2021, respectively. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount, as the variable interest rates reprice frequently at observable current market rates.

During fiscal 2022, 2021 and 2020, amortization of debt issuance costs charged to interest expense were $7.3 million, $8.3 million and $8.2 million, respectively.

Public Bonds / Notes Issued

At September 30, 2022 and September 30, 2021, the face value of our public bond obligations outstanding were $6.2 billion and $6.6 billion, respectively.

In June 2020, WRKCo issued $600.0 million aggregate principal amount of its 3.00% Senior Notes due 2033 (the “June 2033 Notes”) in a registered offering pursuant to the Company’s automatic shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, (the “Securities Act”). The June 2033 Notes are the unsecured unsubordinated obligations of WRKCo, ranking equally with all of WRKCo’s other existing and future unsecured, unsubordinated obligations. The June 2033 Notes will be effectively subordinated to any of WRKCo’s existing and future secured obligations to the extent of the value of the assets securing such obligations and to the obligations of the non-debtor/guarantor subsidiaries of WRKCo. The Guarantor Subsidiaries guaranteed WRKCo’s obligations under the June 2033 Notes. We may redeem the June 2033 Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. The proceeds from the issuance of the June 2033 Notes were primarily used to repay the $100.0 million principal amount of MWV’s 9.75% notes due June 2020 and reduce outstanding indebtedness under our then existing receivables securitization facility and revolving credit facility.

Revolving Credit Facilities

Revolving Credit Facility

On July 7, 2022, we terminated our then-existing $2.3 billion unsecured revolving credit facility entered into on July 1, 2015 and as subsequently amended as well as the commitments thereunder (the “Prior Revolving Credit Facility”). At September 30, 2021, there were no amounts outstanding under the Prior Revolving Credit Facility.

On the same date, we entered into a credit agreement (the "Revolving Credit Agreement") that included a five-year senior unsecured revolving credit facility in an aggregate amount of $2.3 billion, consisting of a $1.8 billion U.S. revolving facility and a $500 million multicurrency revolving facility (collectively, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and multicurrency agent. The Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the credit agreement. At September 30, 2022, there were no amounts outstanding under the facility.

Loans under the Revolving Credit Facility may be drawn in U.S. dollars, Canadian dollars, Euro and Pounds Sterling. At our option, loans under the Revolving Credit Facility will bear interest at (a) in the case of loans denominated in U.S. dollars, either Term SOFR or an alternate base rate, (b) in the case of loans denominated in Canadian dollars, one of CDOR, the U.S. Base Rate or the Canadian Prime Rate, (c) in the case of loans denominated in Euro, EURIBOR and (d) in the case of loans denominated in Pounds Sterling, SONIA, in each case plus an applicable interest rate margin that will fluctuate between 0.875% per annum and 1.500% per annum (for Term SOFR loans, CDOR loans, EURIBOR loans and SONIA loans) or between 0.000% per annum and 0.500% per annum (for alternate base rate loans, U.S. Base Rate loans and Canadian Prime Rate loans), based upon the Company’s corporate credit ratings or the Leverage Ratio (as each of these terms is defined in the Revolving Credit Agreement) whichever yields a lower applicable interest rate margin at such time. Term SOFR loans will be subject to a credit spread adjustment equal to 0.100% per annum. In addition, unused revolving commitments under the Revolving Credit Facility will accrue a commitment fee that will fluctuate between 0.080% per annum and 0.225% per annum, based upon the Company’s corporate credit ratings or the Leverage Ratio (whichever yields a lower applicable commitment fee rate) at such time.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

European Revolving Credit Facilities

On July 7, 2022, we terminated our then-existing three-year unsecured €600.0 million European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch, as administrative agent, entered into on February 26, 2021 and as subsequently amended as well as the commitments thereunder. At September 30, 2021, we had borrowed $270.0 million under the then-existing facility.

On the same date, we entered into a credit agreement (the "European Revolving Credit Agreement") with Coöperatieve Rabobank U.A., New York Branch, as administrative agent. The European Revolving Credit Agreement provides for a three-year senior unsecured revolving credit facility in an aggregate amount of €700.0 million and includes an incremental €100.0 million accordion feature (the “European Revolving Credit Facility”). The European Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the credit agreement. At September 30, 2022, we had borrowed $265.0 million under the facility.

Loans under the European Revolving Credit Facility may be drawn in U.S. dollars, Euro and Pounds Sterling. At our option, loans under the European Revolving Credit Facility will bear interest at (a) in the case of loans denominated in U.S. dollars, either Term SOFR or an alternate base rate, (b) in the case of loans denominated in Euro, EURIBOR and (c) in the case of loans denominated in Pounds Sterling, SONIA, in each case plus an applicable interest rate margin that will fluctuate between 0.875% per annum and 1.625% per annum (for Term SOFR loans, EURIBOR loans and SONIA loans) or between 0.000% per annum and 0.625% per annum (for alternate base rate loans), based upon the Company’s corporate credit ratings at such time. Term SOFR loans will be subject to a credit spread adjustment equal to 0.100% per annum. In addition, unused revolving commitments under the European Revolving Credit Facility will accrue a commitment fee that will fluctuate between 0.100% per annum and 0.275% per annum, based upon the Company’s corporate credit ratings at such time. Loans under the European Revolving Credit Facility may be prepaid at any time without premium.

Term Loan Facilities

Farm Loan Credit Facilities

On September 27, 2019, we entered into a credit agreement (and as subsequently amended) with CoBank ACB, as administrative agent, that replaced our then-existing facility. The facility provided for a seven-year senior unsecured term loan in an aggregate principal amount of $600 million (the “Prior Farm Loan Credit Facility”). The carrying value of this facility at September 30, 2021 was $598.9 million.

On July 7, 2022, we entered into an amended and restated credit agreement that amends and restates the Prior Farm Loan Credit Agreement (the “Farm Credit Facility Agreement”) with CoBank, ACB, as administrative agent. The Farm Credit Facility Agreement provides for a seven-year senior unsecured term loan facility in an aggregate principal amount of $600 million (the “Farm Credit Facility”). At any time, we have the ability to request an increase in the principal amount by up to $400 million by written notice. The Farm Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the credit agreement. The carrying value of this facility at September 30, 2022 was $598.2 million.

At our option, loans issued under the Farm Credit Facility will bear interest at either Term SOFR or an alternate base rate, in each case plus an applicable interest rate margin that will fluctuate between 1.650% per annum and 2.275% per annum (for Term SOFR loans) or between 0.650% per annum and 1.275% per annum (for alternate base rate loans), based upon the Company’s corporate credit ratings or the Leverage Ratio (as each of these terms is defined in the Farm Credit Facility Agreement) whichever yields a lower applicable interest rate margin at such time. In addition, Term SOFR loans will be subject to a credit spread adjustment equal to 0.100% per annum.

Delayed Draw Term Facility

On August 18, 2022, we amended the Revolving Credit Agreement (the "Amended Credit Agreement") to add an unsecured delayed draw term loan facility with an aggregate principal amount of up to $1.0 billion (the "Delayed Draw Term Facility") that may be drawn in a single draw through May 31, 2023. Proceeds drawn under the Delayed Draw Term Facility are planned to be used to acquire the remaining 67.7% interest in Grupo Gondi. The Delayed

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Draw Term Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Amended Credit Agreement. At September 30, 2022, there were no amounts outstanding under the facility.

At our option, a loan under the Delayed Draw Term Facility will bear interest at either Term SOFR or an alternate base rate, in each case plus an applicable interest rate margin that will fluctuate between 0.875% per annum and 1.500% per annum for a Term SOFR loan or between 0.000% per annum and 0.500% per annum for an alternate base rate loan based upon the Company’s corporate credit ratings or the Leverage Ratio (as defined in the Amended Credit Agreement), whichever yields a lower applicable interest rate margin, at such time. A Term SOFR loan will be subject to a credit spread adjustment equal to 0.100% per annum. Any loan under the Delayed Draw Term Facility may be prepaid at any time without premium, and it may not be reborrowed.

Other Term Loans

At September 30, 2020, there was $648.9 million outstanding on the five-year unsecured term loan we entered into with Wells Fargo, as administrative agent, on March 7, 2018. During the first quarter of fiscal 2021, we paid off the term loan primarily using cash on hand.

On June 7, 2019, we entered into a $300.0 million credit agreement providing for a five-year unsecured term loan with Bank of America, N.A., as administrative agent. The facility was scheduled to mature on June 7, 2024. In fiscal 2021, we repaid the $300.0 million outstanding at September 30, 2020 using cash and cash equivalents which resulted in the facility being terminated.

Receivables Securitization Facility

On March 12, 2021, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), extended the maturity to March 11, 2024 and established the transition to SOFR at a future date from a blend of the market rate for asset-backed commercial paper and the one-month LIBOR rate plus a credit spread, and revised certain fees. The current borrowing rate consists of a blend of the market rate for asset-backed commercial paper and the one-month LIBOR rate plus a credit spread of 0.90%. The commitment fee was 0.35% and 0.35% as of September 30, 2022 and September 30, 2021, respectively. At September 30, 2022 and September 30, 2021, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $700.0 million and $690.3 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2022 and September 30, 2021 were approximately $1,390.5 million and $1,318.4 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At September 30, 2022 and September 30, 2021 there were no amounts outstanding under this facility.

Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreement governing the Receivables Securitization Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly; we were in compliance with all of these covenants at September 30, 2022. The Receivables Securitization Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Securitization Facility and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance.

Commercial Paper Program

On December 7, 2018, we established an unsecured commercial paper program with WRKCo as the issuer. Under the program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is (and, prior to July 7, 2022, the Prior Revolving Credit Facility was) intended to backstop the commercial paper program.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At September 30, 2022 and 2021, there was no amount outstanding.

International and Other Debt

Brazil Export Credit Note

On January 18, 2021, we entered into a credit agreement to provide for R$500.0 million of a senior unsecured term loan of WestRock Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. The outstanding amount of the principal will be repaid in equal, semiannual installments beginning on January 19, 2023 until the facility matures on January 19, 2026. The proceeds borrowed are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. Loans issued under the facility will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 2.50%. At September 30, 2022 and 2021, there was R$500.0 million ($92.7 million) outstanding and R$500.0 million ($92.3 million) outstanding, respectively.

Brazil Delayed Draw Credit Facilities

On April 10, 2019, we entered into a credit agreement to provide for R$750.0 million of senior unsecured term loans with an incremental R$250.0 million accordion feature to be repaid in equal, semiannual installments beginning on April 10, 2021 until maturity on April 10, 2024 (the “Brazil Delayed Draw Credit Facilities”). The proceeds of the Brazil Delayed Draw Credit Facilities were used to support the production of goods or acquisition of inputs essential or ancillary to export activities. On September 16, 2022, we repaid the facility in full, which resulted in the facility being terminated. The Brazil Delayed Draw Credit Facilities were senior unsecured obligations of Rigesa Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. Loans issued under the Brazil Delayed Draw Credit Facilities bore interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 1.50%. At September 30, 2021, the carrying value of the facility was R$639.2 million ($118.0 million).

Aggregate Maturities of Debt

As of September 30, 2022, the aggregate maturities of debt, excluding finance lease obligations, for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2023	$178.6
Fiscal 2024	529.0
Fiscal 2025	893.8
Fiscal 2026	765.1
Fiscal 2027	501.1
Thereafter	4,498.5
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	133.6
Total	$7,499.7

See “Note 14. Leases” of the Notes to Consolidated Financial Statements for the aggregate maturities of finance lease obligations for the succeeding five fiscal years and thereafter.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Leases

Components of Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases (in millions):

	Years Ended September 30,
	2022	2021	2020
Operating lease costs	$218.1	$211.0	$201.2
Variable and short-term lease costs	122.8	104.6	105.5
Sublease income	(6.1)	(8.9)	(6.7)
Finance lease cost:
Amortization of lease assets	15.1	9.6	10.5
Interest on lease liabilities	7.9	7.2	7.9
Total lease cost, net	$357.8	$323.5	$318.4

Supplemental Balance Sheet Information Related to Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

		September 30,
	Consolidated Balance Sheet Caption	2022	2021
Operating leases:
Operating lease right-of-use asset	Other assets	$699.6	$676.0

Current operating lease liabilities	Other current liabilities	$191.9	$177.9
Noncurrent operating lease liabilities	Other long-term liabilities	551.1	537.9
Total operating lease liabilities		$743.0	$715.8

Finance leases:
Property, plant and equipment		$177.4	$143.2
Accumulated depreciation		(37.3)	(28.3)
Property, plant and equipment, net		$140.1	$114.9

Current finance lease liabilities	Current portion of debt	$14.5	$8.7
Noncurrent finance lease liabilities	Long-term debt due after one year	273.0	255.4
Total finance lease liabilities		$287.5	$264.1

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Lease Term and Discount Rate

	September 30,
	2022	2021
Weighted average remaining lease term:
Operating leases	5.0 years	5.4 years
Finance leases	7.3 years	8.3 years

Weighted average discount rate:
Operating leases	2.7%	2.4%
Finance leases	4.2%	4.1%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information Related to Leases

The table below presents supplemental cash flow information related to leases (in millions):

	Years Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$214.8	$227.0
Operating cash flows related to finance leases	$8.8	$8.3
Financing cash flows related to finance leases	$14.8	$9.1

ROU assets obtained in exchange for lease liabilities:
Operating leases	$184.6	$160.9

Maturity of Lease Liabilities

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet (in millions):

	September 30, 2022
	Operating Leases	Finance Leases	Total
Fiscal 2023	$208.9	$21.7	$230.6
Fiscal 2024	174.8	20.9	195.7
Fiscal 2025	134.3	19.7	154.0
Fiscal 2026	101.2	16.8	118.0
Fiscal 2027	72.4	95.8	168.2
Thereafter	109.3	186.3	295.6
Total lease payments	800.9	361.2	1,162.1
Less: Interest (1)	(57.9)	(73.7)	(131.6)
Present value of future lease payments	$743.0	$287.5	$1,030.5

(1)
Calculated using the interest rate for each lease.

Note 15. Special Purpose Entities

Pursuant to a sale of certain large-tract forestlands in 2007, a special purpose entity MWV Timber Notes Holding, LLC (“MWV TN”) received, and WestRock assumed upon the strategic combination of Rock-Tenn Company and MeadWestvaco Corporation’s respective businesses (the “Combination”), an installment note receivable in the amount of $398.0 million (“Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. The Timber Note is not subject to prepayment in whole or in part prior to maturity. The bank’s credit rating as of October 2022 was investment grade. We expect to complete the LIBOR transition for this installment note by the June 30, 2023 deadline when the rates cease publication.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Timber Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2022, the Timber Note was $379.4 million and is included within Restricted assets held by special purpose entities on the consolidated balance sheets and the secured financing liability was $329.5 million and is included within Non-recourse liabilities held by special purpose entities on the consolidated balance sheets.

Pursuant to the sale of MWV’s remaining U.S. forestlands, which occurred on December 6, 2013, another special purpose entity MWV Timber Notes Holding Company II, LLC (“MWV TN II”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $860.0 million (the “Installment Note”). The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. However, at any time during a 180-day period following receipt by the borrower of notice from us that we intend to withhold our consent to any amendment or waiver of this Installment Note that was requested by the borrower and approved by any eligible assignees, the borrower may prepay the Installment Note in whole but not in part for cash at 100% of the principal, plus accrued but unpaid interest, breakage, or other similar amount if any. As of September 30, 2022, no event had occurred that would allow for the prepayment of the Installment Note. We monitor the credit quality of the borrower and receive quarterly compliance certificates. The borrower’s credit rating as of October 2022 was investment grade.

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

The Installment Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2022, the Installment Note was $873.6 million and is included within Restricted assets held by special purpose entities on the consolidated balance sheets and the secured financing liability was $788.3 million and is included within Non-recourse liabilities held by special purpose entities on the consolidated balance sheets.

Note 16. Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2022, 2021 and 2020 were approximately $238.5 million, $237.7 million and $311.5 million, respectively. Accounts receivable due from the affiliated companies at September 30, 2022 and 2021 was $27.2 million and $33.5 million, respectively, and was included in Accounts receivable on our consolidated balance sheets.

Note 17. Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2022 total approximately $371 million.

Environmental

Environmental compliance requirements are a significant factor affecting our business. Our manufacturing processes involve discharges to water, air emissions, water intake and waste handling and disposal activities. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Our integrated chemical pulping mills in the U.S. and Brazil are subject to numerous and more complex environmental programs and regulations,

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but all of WestRock’s manufacturing facilities have environmental compliance obligations. We have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations including, for example, projects to replace and/or upgrade our air pollution control devices, wastewater treatment systems, and other environmental infrastructure. Changes in these laws, as well as litigation relating to these laws, could result in more stringent or additional environmental compliance obligations for the Company that may require additional capital investments or increase our operating costs.

We are involved in various administrative and other proceedings relating to environmental matters that arise in the normal course of business, and we may become involved in similar matters in the future. Although the ultimate outcome of these proceedings cannot be predicted and we cannot at this time estimate any reasonably possible losses based on available information, we do not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

We face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental contamination exists, as well as the owners of those sites and certain other classes of persons, are liable for response costs for the investigation and remediation of such sites under Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other potentially responsible parties (“PRPs”) and costs are commonly allocated according to relative amounts of waste deposited and other factors.

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

We believe that we can assert claims for indemnification pursuant to existing rights we have under certain purchase and other agreements in connection with certain remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently determine the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

As of September 30, 2022, we had $7.4 million reserved for environmental liabilities on an undiscounted basis, of which $1.5 million is included in Other long-term liabilities and $5.9 million is included in Other current liabilities on the consolidated balance sheets, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at September 30, 2022.

Climate Change

Climate change presents risks and uncertainties for us. With respect to physical risks, our physical assets and infrastructure, including our manufacturing operations, have been, and may be in future periods impacted by weather-related events such as hurricanes and floods, potentially resulting in items such as physical damage to our facilities and lost production. Unpredictable weather patterns also may result in supply chain disruptions and increased material costs, such as through impacts to virgin fiber supplies and prices, which may fluctuate during prolonged periods of heavy rain or drought or during tree disease or insect epidemics that may be caused by

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variations in climate conditions. On the other hand, changes in climate also could result in more accommodating weather patterns for greater periods of time in certain areas, which may create favorable fiber market conditions. We incorporate a review of meteorological forecast data into our fiber procurement decisions and strategies. To the extent that severe weather-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

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

Several of our international facilities are located in countries that have already adopted GHG emissions trading programs. Other countries in which we conduct business, including China, European Union member states and India, have set GHG reduction targets in accordance with the agreement among over 170 countries that established the Paris Agreement, which became effective in November 2016 and which the United States formally rejoined in February 2021.

We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we monitor developments in climate related laws, regulations and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations. Compliance with climate programs may require future expenditures to meet GHG emission reduction obligations in future years. These obligations may include carbon taxes, the requirement to purchase GHG credits, or the need to acquire carbon offsets. Also, we may be required to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas.

Brazil Tax Liability

We are challenging claims by the Brazil Federal Revenue Department that we underpaid tax, penalties and interest associated with a claim that a subsidiary of MeadWestvaco Corporation (the predecessor of WestRock MWV, LLC) had reduced its tax liability related to the goodwill generated by the 2002 merger of two of its Brazilian subsidiaries. The matter has proceeded through the Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to 2012. The tax and interest claim relating to tax years 2009 to 2012 was finalized and is now the subject of an annulment action we filed in the Brazil federal court. CARF notified us of its final decision regarding the tax, penalties and interest claims relating to tax years 2003 to 2008 in June 2020. We have filed an annulment action in Brazil federal court with respect to that decision as well. The dispute related to penalties for tax years 2009 to 2012 remains before CARF.

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$732 million ($136 million) as of September 30, 2022, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, which excludes certain penalties, is included in the unrecognized tax benefits table. See “Note 6. Income Taxes”. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Other Litigation

During fiscal 2018, we submitted formal notification to withdraw from the PIUMPF and recorded a liability associated with the withdrawal. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF’s accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We began making monthly payments

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. We dispute the PIUMPF accumulated funding deficiency demands. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency, including interest. In July 2021, the PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney’s fees. We believe we are adequately reserved for this matter. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for more information regarding our withdrawal liabilities.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2022, there were approximately 2,075 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have an adverse effect on our results of operations, financial condition or cash flows. At September 30, 2022, we had $12.9 million reserved for these matters.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

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

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of September 30, 2022 and 2021, we had recorded $0.8 million and $2.3 million, respectively, for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 18. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2022 and 2021 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2020	$(5.6)	$(727.7)	$(586.6)	$(1,319.9)
Other comprehensive (loss) income before reclassifications	(0.1)	161.7	124.2	285.8
Amounts reclassified from accumulated other comprehensive loss	5.5	29.5	—	35.0
Net current period other comprehensive income	5.4	191.2	124.2	320.8
Balance at September 30, 2021	$(0.2)	$(536.5)	$(462.4)	$(999.1)
Other comprehensive loss before reclassifications	(10.3)	(217.1)	(241.2)	(468.6)
Amounts reclassified from accumulated other comprehensive loss	1.4	12.0	—	13.4
Net current period other comprehensive loss	(8.9)	(205.1)	(241.2)	(455.2)
Balance at September 30, 2022	$(9.1)	$(741.6)	$(703.6)	$(1,454.3)

(1)
All amounts are net of tax and noncontrolling interest.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 25% to 26%, 25% to 26% and 28% to 29% for fiscal 2022, 2021 and 2020, respectively. Although we are impacted by the exchange rates of a number of currencies to varying degrees by period, our foreign currency translation adjustments recorded in accumulated other comprehensive loss primarily relate to the Brazilian Real, British Pound, Canadian dollar, Mexican Peso, Polish Zloty, Chinese Yuan and Japanese Yen each against the U.S. dollar.

In fiscal 2022, we entered into various natural gas commodity derivatives to hedge the pricing risk associated with our forecasted natural gas purchases. We have designated these derivatives as cash flow hedges for accounting purposes. Therefore, the entire change in fair value of the financial derivative instrument is reported as a component of other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Fair value measurements for our natural gas commodity derivatives are classified under Level 2 because such measurements are estimated based on observable inputs such as commodity future prices. At September 30, 2022, the notional amount of our natural gas commodity derivatives was 18.3 million MMBtu, which are scheduled to be settled approximately over the next year. Our natural gas hedging positions are entered in layers over multiple months and up to 12 months in advance to achieve a targeted hedging volume of up to 80% of our anticipated NYMEX-based natural gas purchases (which make up roughly half of the total natural gas purchases for our North American mills). At September 30, 2022, we were in a liability position of $12.0 million recorded in Other current liabilities on our consolidated balance sheet. We have the right of offset and disclose our positions net by counterparty. At September 30, 2022, we have offset $2.3 million of asset positions with liability positions by counterparty. In fiscal 2022, we recorded $1.8 million of net realized losses in Cost of goods sold related to our natural gas commodity derivatives.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component for the fiscal years ended September 30, 2022 and 2021 (in millions):

	Years Ended September 30,
	2022			2021
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(7.8)	$1.9	$(5.9)	$(33.3)	$8.3	$(25.0)
Prior service costs (2)	(8.2)	2.1	(6.1)	(6.0)	1.5	(4.5)
Subtotal defined benefit plans	(16.0)	4.0	(12.0)	(39.3)	9.8	(29.5)

Derivative Instruments: (1)
Interest rate swap hedge loss (3)	—	—	—	(7.4)	1.9	(5.5)
Natural gas commodity hedge loss (4)	(1.8)	0.4	(1.4)	—	—	—
Subtotal derivative instruments	(1.8)	0.4	(1.4)	(7.4)	1.9	(5.5)

Total reclassifications for the period	$(17.8)	$4.4	$(13.4)	$(46.7)	$11.7	$(35.0)

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

A summary of the components of other comprehensive income (loss), including noncontrolling interest, for the years ended September 30, 2022, 2021 and 2020, is as follows (in millions):

Fiscal 2022	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(241.5)	$—	$(241.5)
Deferred loss on cash flow hedges	(13.8)	3.5	(10.3)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.8	(0.4)	1.4
Net actuarial loss arising during period	(289.1)	72.8	(216.3)
Amortization and settlement recognition of net actuarial loss	8.4	(2.0)	6.4
Prior service cost arising during the period	(0.2)	—	(0.2)
Amortization of prior service cost	8.2	(2.1)	6.1
Consolidated other comprehensive loss	(526.2)	71.8	(454.4)
Less: Other comprehensive income attributable to noncontrolling interests	(1.1)	0.3	(0.8)
Other comprehensive loss attributable to common stockholders	$(527.3)	$72.1	$(455.2)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2021	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain	$124.3	$—	$124.3
Deferred loss on cash flow hedges	(0.1)	—	(0.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	7.4	(1.9)	5.5
Net actuarial gain arising during period	222.2	(56.6)	165.6
Amortization and settlement recognition of net actuarial loss	33.9	(8.4)	25.5
Prior service cost arising during the period	(5.6)	1.4	(4.2)
Amortization of prior service cost	6.0	(1.5)	4.5
Consolidated other comprehensive income	388.1	(67.0)	321.1
Less: Other comprehensive income attributable to noncontrolling interests	(0.3)	—	(0.3)
Other comprehensive income attributable to common stockholders	$387.8	$(67.0)	$320.8

Fiscal 2020	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(215.0)	$—	$(215.0)
Deferred loss on cash flow hedges	(13.3)	3.3	(10.0)
Reclassification adjustment of net loss on cash flow hedges included in earnings	4.9	(1.3)	3.6
Net actuarial gain arising during period	34.6	(10.4)	24.2
Amortization and settlement recognition of net actuarial loss	48.3	(12.9)	35.4
Prior service cost arising during the period	(26.9)	7.3	(19.6)
Amortization of prior service cost	5.1	(1.3)	3.8
Consolidated other comprehensive loss	(162.3)	(15.3)	(177.6)
Less: Other comprehensive loss attributable to noncontrolling interests	0.3	—	0.3
Other comprehensive loss attributable to common stockholders	$(162.0)	$(15.3)	$(177.3)

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

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, plus any unutilized shares left from the July 2015 authorization. The 25.0 million shares represent an additional authorization of approximately 10% of our outstanding Common Stock. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. In fiscal 2022, we repurchased approximately 12.6 million shares of our Common Stock for an aggregate cost of $597.5 million. In fiscal 2021, we repurchased approximately 2.5 million shares of our Common Stock for an aggregate cost of $125.1 million. In fiscal 2020, we repurchased no shares of our Common Stock. The amount reflected as purchased in the consolidated statements of cash flows varies due to the timing of share settlement. As of September 30, 2022, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20. Share-Based Compensation

Share-based Compensation Plans

At our Annual Meeting of Stockholders held on January 29, 2021, our stockholders approved the WestRock Company 2020 Incentive Stock Plan. The 2020 Incentive Stock Plan, as amended, allows for the granting of 4.95 million shares of options, restricted stock, restricted stock units and SARs to employees and our non-employee directors. As of September 30, 2022, there were 3.1 million shares available to be granted under this plan, assuming the performance stock units previously granted vest at maximum. At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company 2016 Incentive Stock Plan. The 2016 Incentive Stock Plan was amended and restated on February 2, 2018 (the “Amended and Restated 2016 Incentive Stock Plan”). The Amended and Restated 2016 Incentive Stock Plan allows for the granting of 11.7 million shares of options, restricted stock, restricted stock units and SARs to employees and our non-employee directors. As of September 30, 2022, there were 0.9 million shares available to be granted under this plan, assuming the performance stock units previously granted vest at maximum. In addition, there were 12.4 million shares available for grant under prior plans approved by stockholders and plans assumed upon mergers and acquisitions; we do not expect to make any new awards under those plans.

Our results of operations for the fiscal years ended September 30, 2022, 2021 and 2020 include share-based compensation expense of $93.3 million, $88.6 million and $130.3 million, respectively. The higher amount in fiscal 2020 was due to restricted stock units granted in fiscal 2020 to satisfy certain annual bonus incentives in connection with the WestRock Pandemic Action Plan. The total income tax benefit in the results of operations in connection with share-based compensation was $23.3 million, $22.3 million and $33.2 million, for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Cash received from share-based payment arrangements for the fiscal years ended September 30, 2022, 2021 and 2020 was $28.9 million, $57.5 million and $32.4 million, respectively.

Stock Options and Stock Appreciation Rights

We did not grant any stock options or SARs in fiscal 2022, 2021 and 2020. Outstanding stock options granted under our plans generally have an exercise price equal to the closing market price on the date of the grant, generally vested in three years, in either one tranche or in approximately one-third increments, and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Presently, other than circumstances such as death, disability and retirement, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

When options are granted, we estimate the fair value of stock options granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and current expectations for the future.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2021	1,845,672	$38.79
Exercised	(567,648)	31.44
Expired	(195,099)	52.27
Outstanding at September 30, 2022	1,082,925	$40.22	1.8	$1.3
Exercisable at September 30, 2022	1,082,925	$40.22	1.8	$1.3

The aggregate intrinsic value of options exercised during the years ended September 30, 2022, 2021 and 2020 was $8.6 million, $29.1 million and $11.8 million, respectively.

As of September 30, 2022, there was no remaining unrecognized compensation cost related to unvested stock options.

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. We measured compensation expense related to the SAR awards at the end of each period. We do not expect to issue additional SARs. The aggregate intrinsic value of SARs exercised during the years ended September 30, 2022, 2021 and 2020 was $0.1 million, $0.2 million and $0.2 million, respectively. There were no SARs outstanding at September 30, 2022.

Restricted Stock and Restricted Stock Units

In fiscal 2022, we granted restricted stock units to non-employee directors and certain of our employees. These grants represent the right to receive one share of Common Stock upon satisfaction of specified conditions. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, achievement of various financial targets such as, with respect to fiscal 2022, Cash Flow Per Share, Return on Invested Capital and relative Total Shareholder Return (each as defined in the award documents). Subject to the level of performance attained, the target award for our grants with a performance or market condition generally may increase up to 200% of target or decrease to zero depending upon the terms of the individual grant. The employee grants generally vest in three years. Presently, other than circumstances such as death, disability and retirement, the grants generally include a provision requiring both a change of control and termination of employment to accelerate vesting. The grantee is entitled to receive dividend equivalent units but will generally forfeit the restricted stock unit award and the dividend equivalents if the employee separates from us during the vesting period or if the predetermined goals are not accomplished. Our non-employee director awards generally vest over a period of up to one year and carry a service condition. Prior to fiscal 2022, our non-employee directors received their equity awards in the form of restricted stock, which carried dividend and voting rights prior to vesting. As mentioned above, in fiscal 2020 in connection with the WestRock Pandemic Action Plan, we issued restricted stock units to employees to satisfy certain annual bonus incentives. Those awards vested in October 2020 at 105% of target.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in restricted stock units and restricted stock during the fiscal year ended September 30, 2022:

	Units/Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2021 (1)	4,977,459	$42.02
Granted	2,365,554	45.24
Vested and released	(1,512,550)	41.07
Forfeited	(929,834)	42.77
Outstanding at September 30, 2022 (1)	4,900,629	$43.73

(1)
Target awards granted with a performance condition, net of subsequent forfeitures, may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions, we are forecasting the performance of the aggregate outstanding grants to be attained at levels that would result in the issuance of approximately 0.8 million additional shares. However, actual performance may vary.

There was approximately $102.5 million of unrecognized compensation cost related to all unvested restricted units/shares as of September 30, 2022 to be recognized over a weighted average remaining vesting period of 1.5 years.

The following table represents a summary of restricted stock units and restricted stock granted in fiscal 2022, 2021 and 2020 with terms defined in the applicable grant letters (in units/shares).

	2022	2021	2020
Granted to non-employee directors	37,771	42,482	49,236
Granted to employees:
Granted for attainment of a performance condition at an amount in excess of target (1)	263,918	—	—
Granted with a service condition and a Cash Flow Per Share performance condition at target (2)	464,485	798,490	869,065
Granted with a service condition and a Return on Invested Capital performance condition at target (2)	394,655	—	—
Granted with a service condition and a relative Total Shareholder Return market condition at target (2)	45,470	127,050	152,595
Granted with a service condition (3)	1,159,255	1,009,387	889,030
Granted for annual bonus (4)	—	126,984	2,486,249
Total grants	2,365,554	2,104,393	4,446,175

(1)
Grants in the table above include shares subsequently issued for the level of performance attained in excess of target. Shares issued in fiscal 2022 for the fiscal 2019 Cash Flow Per Share were at 151.3% of target. Shares issued in fiscal 2021 for the fiscal 2018 Cash Flow Per Share were at 89.3% of target, therefore, the remainder of the grant was forfeited. Shares issued in fiscal 2020 for the fiscal 2017 Cash Flow Per Share were at 98.8% of target, therefore, the remainder of the grant was forfeited.
(2)
These employee grants vest over approximately three years and have adjustable ranges from 0 - 200% of target subject to the level of performance attained in the respective award agreement. The employee grants with a relative Total Shareholder Return condition were valued using a Monte Carlo simulation, the terms of which are outlined below.
(3)
These grants vest over approximately three to four years.
(4)
Reflects shares issued in fiscal 2021 for the fiscal 2020 restricted stock units granted for the annual bonus were at 105% of target.

The employee grants with a relative Total Shareholder Return market condition in fiscal 2022 were valued using a Monte Carlo simulation at $60.83 per unit. The significant assumptions used in valuing these grants included: an expected term of 3.0 years, an expected volatility of 46.7% and a risk-free interest rate of 1.5%.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The employee grants with a relative Total Shareholder Return market condition in fiscal 2021 were valued using a Monte Carlo simulation at $53.69 per unit. The significant assumptions used in valuing these grants included: an expected term of 3.0 years, an expected volatility of 46.2% and a risk-free interest rate of 0.2%. In addition, we had a subsequent grant for an individual valued using a Monte Carlo simulation at $70.80 per unit, using an expected term of 2.9 years, an expected volatility of 47.0% and a risk free rate of 0.3%.

The employee grants with a relative Total Shareholder Return market condition in fiscal 2020 were valued using a Monte Carlo simulation at $45.14 per unit. The significant assumptions used in valuing these grants included: an expected term of 3.0 years, an expected volatility of 27.5% and a risk-free interest rate of 1.3%.

Expense is recognized on restricted stock units and restricted stock on a straight-line basis over the explicit service period or for performance-based grants over the explicit service period when we estimate that it is probable the performance conditions will be satisfied. Expense recognized on grants with a performance condition that affects how many units are ultimately awarded is based on the number of units expected to be awarded.

The following table represents a summary of restricted stock units and restricted stock vested and released as well as the corresponding aggregate fair value in fiscal 2022, 2021 and 2020 (in millions, except units/shares):

	2022	2021	2020
Vested and released	1,512,550	3,194,223	766,431
Aggregate fair value	$68.7	$125.1	$29.6

Employee Stock Purchase Plan

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company Employee Stock Purchase Plan (“ESPP”). Under the ESPP, shares of Common Stock are reserved for purchase by our qualifying employees. The ESPP allowed for the purchase of a total of approximately 2.5 million shares of Common Stock. During fiscal 2022, 2021 and 2020, employees purchased approximately 0.3 million, 0.3 million and 0.4 million shares, respectively, under the ESPP. We recognized $1.8 million, $1.9 million and $2.1 million of expense for fiscal 2022, 2021 and 2020, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2022, approximately 1.0 million shares of Common Stock remained available for purchase under the ESPP.

Note 21. Earnings Per Share

The restricted stock grants to non-employee directors prior to fiscal 2022 were considered participating securities as they received non-forfeitable rights to dividends at the same rate as our Common Stock. As participating securities, we included these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260, “Earnings per Share”. Beginning in fiscal 2022, restricted stock units granted to non-employee directors are not considered participating securities as the rights to dividends accrued during the vesting period are forfeitable. The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2022	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$944.6	$838.3	$(690.9)
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.2)	(0.1)
Distributed and undistributed income (loss) available to common stockholders	$944.5	$838.1	$(691.0)

Denominator:
Basic weighted average shares outstanding	259.5	265.2	259.2
Effect of dilutive stock options and non-participating securities	2.0	2.3	—
Diluted weighted average shares outstanding	261.5	267.5	259.2

Basic earnings (loss) per share attributable to common stockholders	$3.64	$3.16	$(2.67)

Diluted earnings (loss) per share attributable to common stockholders	$3.61	$3.13	$(2.67)

An aggregate of 0.5 million, 0.5 million and 4.2 million shares underlying options, restricted stock units and restricted stock in fiscal 2022, 2021 and 2020, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 22. Subsequent Events

In November 2022, we announced our entry into a definitive agreement to wholly divest our interior partitions converting operations (our ownership interest in RTS Packaging, LLC) and to sell our Chattanooga, TN uncoated recycled paperboard mill to our joint venture partner for $330 million, subject to a working capital adjustment. The transaction is expected to close in the first half of 2023, subject to the satisfaction of customary closing conditions, including regulatory approval.

In November 2022, we also announced our entry into a definitive agreement to sell our Eaton, IN, and Aurora, IL, uncoated recycled paperboard mills for $50 million, subject to a working capital adjustment. The transaction is expected to close in late 2022 or early 2023.

These divestitures align with our commitment to optimize our portfolio and focus our strategy on key end markets.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

WestRock Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WestRock Company (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 18, 2022 expressed an unqualified opinion thereon.

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

Goodwill Impairment Assessment of the Corrugated Packaging Reporting Unit
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. This requires management to estimate the fair value of the reporting units with goodwill allocated to them. The Company estimates the fair value based on a combination of the discounted cash flow method and guideline public-company method. As of September 30, 2022, the Company’s goodwill balance totaled $5,895.2 million, of which $2,802.8 million related to the Corrugated Packaging reporting unit.

Auditing management’s goodwill impairment tests involved especially subjective judgments due to the significant estimation required in determining the fair value of the reporting units. In particular, the estimates of the fair value for the Company’s Corrugated Packaging reporting unit is sensitive to assumptions such as the discount rate, EBITDA multiples and expected future net cash flows, including projected operating results, long term growth rate and capital expenditures, which are affected by expectations about future market and economic conditions.

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

To test the estimated fair value of the Company’s Corrugated Packaging reporting unit, our audit procedures included, among others, assessing the valuation methodology, determination of the guideline public companies, and the underlying data used by the Company in its analysis, including testing the significant assumptions discussed above. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model and other relevant factors. We assessed the historical accuracy of management’s assumptions of future expected net cash flows and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used in determining the fair value of the reporting unit. We also tested the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.

Uncertain Tax Positions
Description of the Matter

As discussed in Note 6 to the consolidated financial statements, the Company has unrecognized income tax benefits of $195.5 million related to its uncertain tax positions at September 30, 2022. The Company uses significant judgment in (1) determining whether a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, and (2) in measuring the tax benefit as the largest amount of benefit which is more likely than not to be realized upon ultimate settlement. The Company does not record any benefit for tax positions that do not meet the more-likely-than-not initial recognition threshold.

Auditing management’s analysis of its uncertain tax positions and resulting unrecognized income tax benefits involved especially subjective and complex judgments because each tax position carries unique facts and circumstances that require interpretation of laws, regulations and legal rulings, and other factors.

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

November 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

WestRock Company

Opinion on Internal Control over Financial Reporting

We have audited WestRock Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WestRock Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and our report dated November 18, 2022, expressed an unqualified opinion thereon.

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

November 18, 2022

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2022 included all of our operations. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2022. Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our board of directors. Ernst & Young LLP has audited and reported on the consolidated financial statements of WestRock Company, and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report.

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the NYSE listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report will be contained in our definitive proxy statement issued in connection with our 2023 annual meeting of stockholders and is incorporated herein by reference.

DAVID B. SEWELL,
Chief Executive Officer and President

ALEXANDER W. PEASE,
Executive Vice President and Chief Financial Officer
November 18, 2022

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms and to allow timely decisions regarding required disclosure.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting during the quarter ended September 30, 2022. In connection with that evaluation, we have determined that there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

Identification of Executive Officers

The executive officers of the Company are as follows as of November 12, 2022:

Name	Age	Position Held
David B. Sewell	54	Chief Executive Officer and President
Alexander W. Pease	51	Executive Vice President and Chief Financial Officer
Patrick M. Kivits	55	President, Corrugated Packaging
John L. O’Neal	55	President, Global Paper
Samuel W. Shoemaker	60	President, Consumer Packaging
Thomas M. Stigers	59	President, Mill Operations
Vicki L. Lostetter	63	Chief Human Resources Officer
Julia A. McConnell	53	Senior Vice President and Chief Accounting Officer
Denise R. Singleton	60	Executive Vice President, General Counsel and Secretary

David B. Sewell has served as WestRock’s chief executive officer and president since March 2021. From March 2019 until joining WestRock, he served as president and chief operating officer of The Sherwin-Williams Company, a company in the paint and coating manufacturing industry (“Sherwin-Williams”). From August 2014 to March 2019, Mr. Sewell served as president of the performance coatings group at Sherwin-Williams. Prior to joining Sherwin-Williams in February 2007, Mr. Sewell spent 15 years working for General Electric Company.

Alexander W. Pease has served as WestRock’s executive vice president and chief financial officer since November 2021. From 2018 until joining WestRock, he served as executive vice president and chief financial officer of CommScope Holding Company, Inc., a global provider of infrastructure solutions for communication and entertainment networks. From 2016 to 2018, he served as executive vice president and chief financial officer of Snyder’s-Lance, Inc, a snack food producer. He served as a principal at McKinsey & Company in its global corporate finance and business functions practice from 2015 to 2016. From 2011 to 2015, he was senior vice president and chief financial officer of EnPro Industries, Inc. Before joining EnPro, he worked at McKinsey & Company and served in the U.S. Navy as a SEAL Platoon commander.

Patrick M. Kivits has served as WestRock’s president, corrugated packaging since August 2022. He previously served as WestRock’s president, consumer packaging from June 2021 until August 2022, as president, Multi Packaging Solutions from August 2020 until June 2021, and as executive vice president operations North America for Multi Packaging Solutions from November 2019 until August 2020. Prior to joining WestRock, Mr. Kivits spent 20 years in the specialty chemical industry, working for H.B. Fuller and Henkel in adhesives for the packaging industry.

John L. O’Neal has served as WestRock’s president, global paper since June 2021. He previously served as our executive vice president, global food and beverage from 2016 until June 2021. From 2012 to 2016, he served in senior leadership roles in the company’s corrugated packaging and paper solution businesses. Prior to joining WestRock, Mr. O’Neal spent 16 years working for Mirant Corporation.

Samuel W. Shoemaker has served as WestRock’s president, consumer packaging since August 2022. Mr. Shoemaker served as president and general manager of global packaging, coil and coatings, resins and colorants at Sherwin-Williams from June 2017 until his retirement from Sherwin-Williams in April 2021. He previously served as senior vice president of the global packaging coatings business unit at Valspar Corp. from 2012 until its acquisition by Sherwin-Williams in June 2017. Prior to that time, he held a variety of leadership roles at The Dow Chemical Company and Rohm and Haas.

Thomas M. Stigers has served as WestRock’s president, mill operations since June 2021. He previously served as our executive vice president, containerboard mills. Mr. Stigers joined WestRock in connection with its acquisition of Southern Container Corp. in 2008, where he served as vice president of Solvay Paperboard. Mr. Stigers has worked in the paper industry since 1987, including in various operational leadership roles with Champion International, Simpson Paper Company, Donohue Inc., and Abitibi-Consolidated Inc.

Vicki L. Lostetter has served as WestRock’s chief human resources officer since February 2018. She previously served as general manager, talent and organization capability and general manager, global talent management with Microsoft Corporation, a large multinational technology company. Prior to joining Microsoft, Ms. Lostetter served in various leadership roles within the human resources function with Coca-Cola Enterprises, Inc., The Coca-Cola Company and Honeywell, Inc.

Julia A. McConnell has served as WestRock’s senior vice president and chief accounting officer since June 2020. Prior to joining WestRock, Ms. McConnell worked for Carter’s, Inc., a designer and marketer of children's apparel, where she served as vice president, international & supply chain finance from 2018 to May 2020 and as vice president, finance and corporate controller from 2010 to 2019. Prior to that time, Ms. McConnell served in various finance leadership roles at PepsiCo, Inc. from 2004 to 2010, and spent 12 years with PricewaterhouseCoopers.

Denise R. Singleton has served as Westrock’s executive vice president, general counsel and secretary since March 2022. From October 2015 until joining WestRock, Ms. Singleton served as senior vice president, general counsel and corporate secretary of IDEX Corporation, an applied solutions provider serving a variety of niche markets. Ms. Singleton was senior vice president, general counsel, corporate secretary and chief compliance officer for SunCoke Energy, Inc. from March 2011 to October 2015 and held various roles at PPG Industries, Inc. before joining SunCoke.

All of our executive officers are elected annually by, and serve at the discretion of, the board of directors.

See Part I, Item 1 “Available Information” of this Form 10-K for information about our Code of Ethical Conduct for our Chief Executive Officer and Senior Financial Officers, including that any amendments to, or waiver from, any provision of such code required to be disclosed will be posted on our website. The remainder of the information required by this item will be contained in our definitive proxy statement issued in connection with our 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows information with respect to all of our equity compensation plans as of September 30, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (c)
2020 Incentive Stock Plan	5,129,021	$—	3,137,731
2016 Incentive Stock Plan	2,613,417	$2.44	895,701
2004 Incentive Stock Plan (1)	174,186	$49.30	3,328,068
2005 Performance Incentive Plan (1)	564,232	$45.05	9,100,265
KapStone Incentive Stock Plan	131,760	$24.09	—
2016 Employee Stock Purchase Plan	—	$—	1,006,724

(1)
We do not expect to make additional grants of awards under this plan.

(2)
Includes 1,612,774 shares for the 2020 Incentive Stock Plan and 834,394 shares for the 2016 Incentive Stock Plan that may be issued pursuant to outstanding performance stock units as of September 30, 2022 assuming the achievement of performance conditions at maximum.
(3)
For the 2020 Incentive Stock Plan, the 2016 Incentive Stock Plan and the KapStone Incentive Stock Plan, the amounts include restricted stock units and/or performance share stock units, which do not have exercise prices. There are no outstanding options under the 2020 Incentive Stock Plan; therefore the weighted-average exercise price is zero. The weighted average exercise price of outstanding options at September 30, 2022 was $29.83 for the 2016 Incentive Stock Plan and $24.26 for the KapStone Incentive Stock Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2023 annual meeting of stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2023 annual meeting of stockholders and is incorporated herein by reference.

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

3.3	Second Amended and Restated Bylaws of WestRock Company, effective October 27, 2022 (incorporated by reference to Exhibit 3.1 of WestRock’s Current Report on Form 8-K filed on November 2, 2022).

4.1(a)

Indenture, dated as of August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

4.1(b)

First Supplemental Indenture, dated as of August 24, 2017, to the Indenture dated as of August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

4.1(c)

Second Supplemental Indenture, dated as of March 6, 2018, to the Indenture dated as of August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on March 6, 2018).

4.1(d)

Third Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of August 24, 2017, among WRKCo, RKT, MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

4.2(a)

Indenture, dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

4.2(b)

First Supplemental Indenture, dated as of December 3, 2018, to the Indenture dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

4.2(c)

Second Supplemental Indenture, dated as of May 20, 2019, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock Company’s Current Report on Form 8-K filed on May 20, 2019).

4.2(d)

Third Supplemental Indenture, dated as of June 3, 2020, to the Indenture dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, WestRock MWV, LLC, WestRock RKT, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the WestRock’s Current Report on Form 8-K filed on June 3, 2020).

WestRock Company hereby undertakes to furnish a copy of any other long-term debt instrument with respect to which the total amount of securities authorized thereunder does not exceed 10% of its consolidated total assets.

4.3

Description of the Registrant’s Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.9 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2019).

*10.1

WestRock Company Third Amended and Restated Annual Executive Bonus Plan, dated as of January 31, 2019 (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

*10.2

MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007, January 1, 2009, February 28, 2011 and February 25, 2013 (incorporated by reference to Exhibit 10.1 of MWV’s Current Report on Form 8-K filed on April 25, 2013).

*10.3(a)

Amended and Restated Rock-Tenn Company Supplemental Retirement Savings Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.4 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

*10.3(b)

Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan, effective November 16, 2007 (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

*10.4(a)

MeadWestvaco Corporation Deferred Income Plan Restatement, effective January 1, 2007 (incorporated by reference to Exhibit 10.25 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.4(b)

First Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective September 1, 2013 (incorporated by reference to Exhibit 10.7(b) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.4(c)

Second Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective January 1, 2015 (incorporated by reference to Exhibit 10.7(c) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.4(d)

Third Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective July 1, 2015 (incorporated by reference to Exhibit 10.7(d) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.5

Amended and Restated Rock-Tenn Company 2004 Incentive Stock Plan effective January 27, 2012 (incorporated by reference to Exhibit 10.1 of the RockTenn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

*10.6

WestRock Company 2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.30 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

*10.7	WestRock Company Deferred Compensation Plan, effective January 1, 2016.

*10.8(a)	WestRock Company 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.8(b)

WestRock Company Amended and Restated 2016 Incentive Stock Plan (incorporated by reference to pages B-1 to B-14 of WestRock’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders filed with the SEC on December 19, 2017).

*10.9(a)	WestRock Company 2020 Incentive Stock Plan (incorporated by reference to Exhibit 10.44 of WestRock's Annual Report on Form 10-K for the year ended September 30, 2020).

*10.9(b)

Amendment No. 1 to WestRock Company 2020 Incentive Stock Plan (incorporated by reference to page 15 of Appendix A of WestRock’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the SEC on December 13, 2021).

*10.10	Form of Executive Officer Change of Control Severance Agreement (incorporated by reference to Exhibit 99.1 of WestRock’s Current Report on Form 8-K filed on March 11, 2022).

*10.11	WestRock Company Executive Severance Plan, effective September 30, 2022 (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on October 6, 2022).

10.12

Master Purchase and Sale Agreement, dated as of October 28, 2013, by and among MeadWestvaco Corporation, MWV Community Development and Land Management, LLC and MWV Community Development, Inc., as sellers, and Plum Creek Timberlands, L.P., Plum Creek Marketing, Inc., Plum Creek Land Company and Highland Mineral Resources, LLC, as purchasers, and Plum Creek Timber Company, Inc. (incorporated by reference to Exhibit 2.1 of MWV’s Current Report on Form 8-K filed on October 29, 2013).

10.13(a)

Sixth Amended and Restated Receivables Sale Agreement, dated as of July 22, 2016, among WestRock Financial, Inc., as buyer, and certain other subsidiaries of WestRock Company, as originators (incorporated by reference to Exhibit 10.20 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2016).

10.13(b)

Amendment No. 1, dated as of May 2, 2019, to the Sixth Amended and Restated Receivables Sale Agreement, among WestRock Financial, Inc., as buyer, and certain other subsidiaries of Westrock Company, as originators (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.14

Amendment No. 3, dated as of March 12, 2021, to the Eighth Amended and Restated Credit and Security Agreement among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Coöperatieve Rabobank, U.A. (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

**10.15(a)

Amended and Restated Agreement for the Purchasing and Servicing of Receivables, dated as of September 17, 2020, among WestRock Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A.

**10.15(b)

First Amendment to Amended and Restated Agreement for the Purchasing and Servicing of Receivables, dated as of February 19, 2021, among WestRock Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A.

**10.15(c)

Second Amendment to Amended and Restated Agreement for the Purchasing and Servicing of Receivables, dated as of August 31, 2021, among WestRock Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A.

**10.15(d)

Third Amendment to Amended and Restated Agreement for the Purchasing and Servicing of Receivables, dated as of September 16, 2022, among WestRock Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A.

10.16(a)

Credit Agreement dated as of July 7, 2022, among WestRock Company, as a guarantor, WRKCo Inc., as a borrower, WestRock Company of Canada Corp./Compagnie WestRock du Canada Corp., as a borrower, WRK Luxembourg S.à r.l., as a borrower, certain subsidiaries of WestRock Company, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent and multicurrency agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on July 11, 2022).

10.16(b)

Amendment No. 1 to Credit Agreement, dated as of August 18, 2022, among WestRock Company, certain subsidiaries of WestRock Company, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.1 of WestRock’s Current Report on Form 8-K filed on August 24, 2022).

10.17

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

10.18

Credit Agreement dated as of July 7, 2022, among WRKCo Inc., WestRock Company, WRK Luxembourg S.à r.l., as a borrower, Multi Packaging Solutions Limited, as a borrower, certain other subsidiaries of the WestRock Company from time to time party thereto, as borrowers, the lenders from time to time party thereto and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on July 11, 2022).

10.19	Ninth Amended and Restated Performance Undertaking, dated as of March 12, 2021, by WestRock Company in favor of WestRock Financial Inc.

10.20

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

* Management contract or compensatory plan or arrangement.

** Certain identified information has been excluded from this exhibit because it is not material and is of the type that the Company treats as private or confidential.

# In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTROCK COMPANY

Dated:	November 18, 2022	By:	/s/ DAVID B. SEWELL
David B. Sewell
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID B. SEWELL	Chief Executive Officer and President	November 18, 2022
David B. Sewell	(Principal Executive Officer), Director

/s/ ALEXANDER W. PEASE	Executive Vice President and Chief Financial Officer	November 18, 2022
Alexander W. Pease	(Principal Financial Officer)

/s/ JULIA A. MCCONNELL	Senior Vice President and Chief Accounting Officer	November 18, 2022
Julia A. McConnell	(Principal Accounting Officer)

/s/ ALAN D. WILSON	Director, Chair of the Board	November 18, 2022
Alan D. Wilson

/s/ COLLEEN F. ARNOLD	Director	November 18, 2022
Colleen F. Arnold

/s/ TIMOTHY J. BERNLOHR	Director	November 18, 2022
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 18, 2022
J. Powell Brown

/s/ TERRELL K. CREWS	Director	November 18, 2022
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 18, 2022
Russell M. Currey

/s/ SUZAN F. HARRISON	Director	November 18, 2022
Suzan F. Harrison

/s/ GRACIA C. MARTORE	Director	November 18, 2022
Gracia C. Martore

/s/ JAMES E. NEVELS	Director	November 18, 2022
James E. Nevels

/s/ E. JEAN SAVAGE	Director	November 18, 2022
E. Jean Savage

/s/ DMITRI L. STOCKTON	Director	November 18, 2022
Dmitri L. Stockton