Form 10-Q
period 2022-12-31
WestRock Co
filed 2023-02-03
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 20, 2023
Common Stock, $0.01 par value	254,651,783

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2022	2021

Net sales	$4,923.1	$4,952.2
Cost of goods sold	4,157.9	4,155.6
Gross profit	765.2	796.6
Selling, general and administrative excluding intangible amortization	479.1	452.9
Selling, general and administrative intangible amortization	86.6	88.0
Gain on disposal of assets	(1.7)	(13.9)
Multiemployer pension withdrawal income	—	(3.3)
Restructuring and other costs	33.0	2.3
Operating profit	168.2	270.6
Interest expense, net	(97.3)	(86.7)
Pension and other postretirement non-service (cost) income	(5.0)	39.9
Other income, net	25.2	0.2
Equity in (loss) income of unconsolidated entities	(36.0)	18.4
Income before income taxes	55.1	242.4
Income tax expense	(8.3)	(58.6)
Consolidated net income	46.8	183.8
Less: Net income attributable to noncontrolling interests	(1.5)	(1.5)
Net income attributable to common stockholders	$45.3	$182.3

Basic earnings per share attributable to common stockholders	$0.18	$0.69
Diluted earnings per share attributable to common stockholders	$0.18	$0.68

Basic weighted average shares outstanding	254.7	264.6
Diluted weighted average shares outstanding	256.7	266.9

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2022	2021

Consolidated net income	$46.8	$183.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	117.5	(16.3)
Recognition of previously unrealized foreign currency losses on consolidation of equity investment	29.0	—
Derivatives:
Deferred loss on cash flow hedges	(21.8)	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	9.9	—
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension cost	9.7	1.3
Amortization and settlement recognition of prior service cost, included in pension cost	1.4	1.4
Other comprehensive income (loss), net of tax	145.7	(13.6)
Comprehensive income	192.5	170.2
Less: Comprehensive income attributable to noncontrolling interests	(1.8)	(1.5)
Comprehensive income attributable to common stockholders	$190.7	$168.7

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	December 31, 2022	September 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$415.2	$260.2
Accounts receivable (net of allowances of $61.0 and $66.3)	2,665.5	2,683.9
Inventories	2,570.9	2,317.1
Other current assets	1,713.9	689.8
Assets held for sale	214.6	34.4
Total current assets	7,580.1	5,985.4
Property, plant and equipment, net	11,398.7	10,081.4
Goodwill	6,073.4	5,895.2
Intangibles, net	2,855.4	2,920.6
Prepaid pension asset	453.7	440.3
Other assets	1,980.4	3,082.6
Total Assets	$30,341.7	$28,405.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$497.0	$212.2
Accounts payable	2,270.6	2,252.1
Accrued compensation and benefits	410.9	627.9
Other current liabilities	1,767.4	810.6
Liabilities held for sale	66.1	-
Total current liabilities	5,012.0	3,902.8
Long-term debt due after one year	8,965.8	7,575.0
Pension liabilities, net of current portion	211.9	189.4
Postretirement benefit liabilities, net of current portion	106.9	105.4
Deferred income taxes	2,814.1	2,761.9
Other long-term liabilities	1,671.8	2,445.8
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	6.9	5.5
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 254.6 million and 254.4 million shares outstanding at December 31, 2022 and September 30, 2022, respectively	2.5	2.5
Capital in excess of par value	10,652.6	10,639.4
Retained earnings	2,188.3	2,214.4
Accumulated other comprehensive loss	(1,308.9)	(1,454.3)
Total stockholders’ equity	11,534.5	11,402.0
Noncontrolling interests	17.8	17.7
Total equity	11,552.3	11,419.7
Total Liabilities and Equity	$30,341.7	$28,405.5

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2022	2021

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	254.4	265.0
Issuance of common stock, net of stock received for tax withholdings	0.2	0.3
Purchases of common stock	—	(2.1)
Balance at end of period	254.6	263.2
Common Stock:
Balance at beginning of period	$2.5	$2.7
Purchases of common stock	—	(0.1)
Balance at end of period	2.5	2.6
Capital in Excess of Par Value:
Balance at beginning of period	10,639.4	11,058.8
Compensation expense under share-based plans	9.6	15.2
Issuance of common stock, net of stock received for tax withholdings	3.6	8.7
Purchases of common stock	—	(86.2)
Other	—	(0.4)
Balance at end of period	10,652.6	10,996.1
Retained Earnings:
Balance at beginning of period	2,214.4	1,607.9
Net income attributable to common stockholders	45.3	182.3
Dividends declared (per share - $0.275 and $0.25) (1)	(71.4)	(67.6)
Issuance of common stock, net of stock received for tax withholdings	—	(0.2)
Purchases of common stock	—	(11.2)
Balance at end of period	2,188.3	1,711.2
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,454.3)	(999.1)
Other comprehensive income (loss), net of tax	145.4	(13.6)
Balance at end of period	(1,308.9)	(1,012.7)
Total Stockholders’ equity	11,534.5	11,697.2
Noncontrolling Interests: (2)
Balance at beginning of period	17.7	19.7
Net income	0.1	0.4
Balance at end of period	17.8	20.1
Total equity	$11,552.3	$11,717.3

(1)
Includes cash dividends and dividend equivalent units on certain equity awards.
(2)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the consolidated balance sheets.

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2022	2021

Operating activities:
Consolidated net income	$46.8	$183.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	373.2	366.5
Deferred income tax benefit	(19.5)	(14.0)
Share-based compensation expense	9.6	15.2
401(k) match and company contribution in common stock	—	2.5
Pension and other postretirement funding more than cost (income)	3.6	(32.4)
Cash surrender value increase in excess of premiums paid	(13.1)	(16.6)
Equity in loss (income) of unconsolidated entities	36.0	(18.4)
Gain on sale of businesses	(11.1)	—
Other impairment adjustments	(0.7)	0.9
Gain on disposal of plant and equipment and other, net	(1.7)	(13.9)
Other, net	0.7	5.5
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	284.9	60.4
Inventories	(53.8)	(117.5)
Other assets	(64.3)	(44.1)
Accounts payable	(113.9)	5.4
Income taxes	0.2	62.0
Accrued liabilities and other	(211.0)	(192.5)
Net cash provided by operating activities	265.9	252.8
Investing activities:
Capital expenditures	(282.2)	(173.1)
Cash paid for purchase of businesses, net of cash received	(853.5)	(7.0)
Proceeds from corporate owned life insurance	2.2	2.0
Proceeds from sale of businesses	25.9	—
Proceeds from currency forward contracts	23.2	—
Proceeds from sale of property, plant and equipment	4.5	22.4
Proceeds from property, plant and equipment insurance settlement	—	1.7
Other, net	(0.3)	(0.8)
Net cash used for investing activities	(1,080.2)	(154.8)
Financing activities:
Additions to revolving credit facilities	10.2	—
Repayments of revolving credit facilities	(116.3)	—
Additions to debt	1,389.8	31.3
Repayments of debt	(510.7)	(52.2)
Changes in commercial paper, net	301.5	—
Other debt (repayments) additions, net	(23.6)	69.0
Issuances of common stock, net of related tax withholdings	2.4	6.2
Purchases of common stock	—	(100.1)
Cash dividends paid to stockholders	(70.0)	(66.3)
Other, net	(0.4)	7.8
Net cash provided by (used for) financing activities	982.9	(104.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.7)	6.7
Changes in cash, cash equivalents and restricted cash in assets held-for-sale	(7.9)	—
Increase in cash, cash equivalents and restricted cash	155.0	0.4
Cash, cash equivalents and restricted cash at beginning of period	260.2	290.9
Cash, cash equivalents and restricted cash at end of period	$415.2	$291.3

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our independent registered public accounting firm has not audited the accompanying interim financial statements. We derived the consolidated balance sheet at September 30, 2022 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “Fiscal 2022 Form 10-K”). In the opinion of management, all normal recurring adjustments necessary for the fair presentation of the consolidated financial statements have been included for the interim periods reported.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2022 Form 10-K. The results for the three months ended December 31, 2022 are not necessarily indicative of results that may be expected for the full year.

On December 1, 2022, we completed our previously announced acquisition of the remaining 67.7% interest in Gondi, S.A. de C.V. (“Grupo Gondi”) for $969.8 million in cash and the assumption of debt ("Grupo Gondi Acquisition"). We have accounted for this acquisition as a business combination resulting in consolidation of Grupo Gondi. See “Note 3. Acquisitions” for additional information.

On December 1, 2022, we sold our Eaton, IN, and Aurora, IL, uncoated recycled paperboard mills for $50 million, subject to a working capital adjustment. We received proceeds of $25 million, a preliminary working capital settlement of $0.9 million and are financing the remaining $25 million. Pursuant to the terms of the sale agreement, we transferred the control of these mills to the buyer and recorded a pre-tax gain on sale of $11.1 million recorded in Other income, net in our consolidated statements of income.

In November 2022, we announced our entry into a definitive agreement to wholly divest our interior partitions converting operations (our ownership interest in RTS Packaging, LLC) and to sell our Chattanooga, TN uncoated recycled paperboard mill to our joint venture partner for $330 million, subject to a working capital adjustment. The transaction is expected to close in 2023, subject to the satisfaction of closing conditions, including the receipt of regulatory approval. Accordingly, the related assets and liabilities have been reported in the consolidated balance sheet as of December 31, 2022 as assets and liabilities held for sale. See “Note 4. Held for Sale” for additional information.

Reclassifications and Adjustments

Certain amounts in prior periods have been reclassified to conform with the current year presentation.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic ("COVID") has affected our operational and financial performance to varying degrees. The extent of the effects of future public health crises, including a resurgence of COVID, or related containment measures and government responses are highly uncertain and cannot be predicted.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Ransomware Incident

As previously disclosed, on January 23, 2021 we detected a ransomware incident impacting certain of our systems. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. These actions included taking preventative measures, such as shutting down certain systems out of an abundance of caution, as well as taking steps to supplement existing security monitoring, scanning and protective measures. In our Form 10-Q for the second quarter of fiscal 2021, we announced that all systems were back in service.

In the first quarter of fiscal 2022, we received a $5 million business interruption recovery related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in net cash provided by operating activities on our consolidated statements of cash flows.

See “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information, including other recoveries (fiscal 2021 $15 million and fiscal 2022 $57.2 million) and resiliency efforts and objectives.

Significant Accounting Policies

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for a summary of our significant accounting policies.

Recent Accounting Developments

New Accounting Standards — Recently Adopted

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance”. This ASU aims to increase the transparency of government assistance through the annual disclosure of the types of assistance, an entity’s accounting for the assistance and the effect of the assistance on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021 (fiscal 2023 for us), with early adoption permitted. We adopted the provisions of ASU 2021-10 beginning October 1, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying generally accepted accounting principles in the U.S. ("GAAP") guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs can be adopted after their respective issuance dates through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. We are in the process of reviewing and updating our contracts to a new reference rate. We have been addressing the LIBOR transition in our applicable debt facilities and have completed the transition on all of our significant facilities. See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information on our recent credit facility changes. We adopted the provisions of this optional guidance beginning October 1, 2022. The adoption of these ASUs did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 “Revenue from Contracts with Customers” (“ASC 606”). This ASU is intended to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

at the date of and after a business combination. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for us), including interim periods therein, with early adoption permitted. We early adopted the provisions of ASU 2021-08 beginning October 1, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements.

New Accounting Standards — Recently Issued

In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for us), except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for us), with early adoption permitted. We are evaluating the impact of this ASU.

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

Note 2. Revenue Recognition

Disaggregated Revenue

ASC 606 requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment). Net sales are attributed to geographical markets based on our selling location. Other Unallocated includes the results of Grupo Gondi. See “Note 8. Segment Information” for additional information.

The following tables summarize our disaggregated revenue by primary geographical markets (in millions):

	Three Months Ended December 31, 2022
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Other Unallocated	Inter- segment Sales	Total
U.S.	$1,973.5	$703.0	$1,022.7	$276.7	$—	$(71.5)	$3,904.4
Canada	137.1	123.7	45.5	3.4	—	(1.5)	308.2
Latin America	123.3	51.7	33.6	41.4	102.2	(1.3)	350.9
EMEA (1)	1.3	259.9	11.1	—	—	(0.1)	272.2
Asia Pacific	—	76.7	10.7	—	—	—	87.4
Total	$2,235.2	$1,215.0	$1,123.6	$321.5	$102.2	$(74.4)	$4,923.1

(1)
Europe, Middle East and Africa ("EMEA")

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended December 31, 2021
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Inter- segment Sales	Total
U.S.	$1,969.0	$648.3	$1,213.1	$284.6	$(82.4)	$4,032.6
Canada	140.4	114.3	57.9	3.5	(1.3)	314.8
Latin America	107.6	45.5	48.3	36.7	(0.1)	238.0
EMEA	3.0	252.1	15.9	—	(0.1)	270.9
Asia Pacific	—	78.5	17.4	—	—	95.9
Total	$2,220.0	$1,138.7	$1,352.6	$324.8	$(83.9)	$4,952.2

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

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning balance - October 1, 2022	$244.0	$13.9
Ending balance - December 31, 2022	258.0	14.4
Increase	$14.0	$0.5

Note 3. Acquisitions

When we obtain control of a business by acquiring its net assets, or some or all of its equity interest, we account for those acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date.

Grupo Gondi Acquisition

On December 1, 2022, we completed our previously announced acquisition of the remaining 67.7% interest in Grupo Gondi. Grupo Gondi is a leading integrated producer of corrugated and consumer packaging that operates four paper mills, nine corrugated packaging plants and six high graphic plants throughout Mexico, producing sustainable packaging for a wide range of end markets in the region. This tuck-in acquisition will provide us with further geographic and end market diversification as well as position us to continue to grow in the attractive Latin American market.

See below for a summary of the purchase consideration transferred as defined under ASC 805 (in millions):

Purchase Consideration
Cash consideration transferred for 67.7% interest	$969.8
Fair value of the previously held interest	403.7
Settlement of preexisting relationships (net receivable from Grupo Gondi)	40.2
Purchase consideration transferred	$1,413.7

In connection with the transaction, we recognized a $46.8 million non-cash, pre-tax loss (or $24.6 million after release of a related deferred tax liability) on our original 32.3% investment. The loss is reflected in the Equity in (loss) income of unconsolidated entities line item in our consolidated statements of income and includes the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

write-off of historical foreign currency translation adjustments previously recorded in Accumulated other comprehensive loss in our consolidated balance sheet, as well as the difference between the fair value of the consideration paid and the carrying value of our prior ownership interest. The fair value of our previously held interest in Grupo Gondi was estimated to be $403.7 million at the acquisition date based on the cash consideration exchanged for acquiring the 67.7% of equity interest adjusted for the deemed payment of a control premium.

This step-acquisition provided us with 100% control of Grupo Gondi and we met the other requirements under ASC 805 to be accounted for using the acquisition method of accounting. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Grupo Gondi Acquisition by major class of assets and liabilities as of the acquisition date. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, finalizing third-party valuations.

Opening balance effective December 1, 2022 (in millions):

Cash and cash equivalents	$116.3
Current assets, excluding cash and cash equivalents	697.0
Property, plant and equipment	1,380.3
Goodwill	231.2
Other long-term assets	101.4
Total assets acquired	2,526.2

Current portion of debt (1)	13.2
Current liabilities, excluding debt	384.8
Long-term debt due after one year (1)	591.4
Pension liabilities, net of current portion	35.2
Deferred income taxes	69.8
Other long-term liabilities	18.1
Total liabilities assumed	1,112.5
Net assets acquired	$1,413.7

(1)
Includes $494.8 million of Grupo Gondi debt that we assumed and repaid in connection with the closing of the Grupo Gondi Acquisition. The remaining balance relates to current and long-term portions of finance leases.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force, as well as due to establishing deferred tax liabilities for the difference between book and tax basis of the assets and liabilities acquired. The goodwill is not amortizable for income tax purposes.

Transaction costs to acquire Grupo Gondi are expensed as incurred and recorded within Restructuring and other costs. See “Note 5. Restructuring and Other Costs” for additional information. The results of operations, assets and liabilities for Grupo Gondi for the month of December 2022 have been included in "Other unallocated" as described in “Note 8. Segment Information”.

Note 4. Held For Sale

In November 2022, we announced our entry into a definitive agreement to divest our interior partitions converting operations (our ownership interest in RTS Packaging, LLC) and to sell our Chattanooga, TN uncoated recycled paperboard mill to our joint venture partner for $330 million, subject to a working capital adjustment. The transaction is expected to close in 2023, subject to the satisfaction of closing conditions, including the receipt of regulatory approval. Accordingly, the related assets and liabilities have been reported in the consolidated balance sheet as of December 31, 2022 as assets and liabilities held for sale. We discontinued recording depreciation and amortization while the assets are held for sale. We have also measured the disposal groups classified as held for sale at the lower of their carrying amount or fair value less cost to sale, noting no impairment. We determined that the disposal groups classified as held for sale do not meet the criteria for classification as discontinued operations.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Net assets and liabilities held for sale at December 31, 2022 and September 30, 2022 were $148.5 million and $34.4 million, respectively. Net assets held for sale at December 31, 2022, include $114.2 million for the divestiture outlined above and $34.3 million related to closed facilities. Net assets held for sale of $34.4 million at September 30, 2022 were related to closed facilities. The net assets held for sale at December 31, 2022 associated with the divestiture consisted primarily of $72.8 million of goodwill and $39.6 million of property, plant and equipment, net.

Note 5. Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $33.0 million for the three months ended December 31, 2022 and $2.3 million for the three months ended December 31, 2021. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended
	December 31,
	2022	2021
Restructuring	$16.3	$2.1
Other	16.7	0.2
Restructuring and other costs	$33.0	$2.3

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e., partial or complete facility closures). A partial facility closure may consist of shutting down a machine and/or a workforce reduction. We have previously incurred reduction in workforce actions, facility closure activities, impairment costs and certain lease or other contract terminations.

We are committed to improving our return on invested capital as well as maximizing the performance of our assets. The table below reflects various impairments and other charges associated with our fiscal 2022 decisions to permanently cease operations at our Panama City, FL mill and to permanently close the corrugated medium manufacturing operations at the St. Paul, MN mill, as reflected in the Global Paper segment. See “Note 4. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three months ended December 31, 2022 and 2021, the cumulative recorded amount since we started the initiatives and our estimate of the total we expect to incur (in millions):

	Three Months Ended
	December 31,
	2022	2021	Cumulative	Total Expected
Corrugated Packaging
PP&E and related costs	$—	$—	$3.7	$3.7
Severance and other employee costs	1.7	(0.4)	11.4	11.4
Other restructuring costs	0.1	0.3	6.2	12.0
Restructuring total	$1.8	$(0.1)	$21.3	$27.1

Consumer Packaging
PP&E and related costs	$—	$—	$2.2	$2.2
Severance and other employee costs	6.4	1.8	31.3	31.3
Other restructuring costs	(0.3)	—	9.9	9.9
Restructuring total	$6.1	$1.8	$43.4	$43.4

Global Paper
PP&E and related costs	$(1.1)	$—	$371.3	$371.3
Severance and other employee costs	(0.2)	—	11.4	12.6
Other restructuring costs	6.0	—	22.2	102.4
Restructuring total	$4.7	$—	$404.9	$486.3

Corporate
PP&E and related costs	$0.4	$0.9	$11.2	$11.2
Severance and other employee costs	2.2	—	6.2	6.2
Other restructuring costs	1.1	(0.5)	5.6	5.6
Restructuring total	$3.7	$0.4	$23.0	$23.0

Total (1)
PP&E and related costs	$(0.7)	$0.9	$388.4	$388.4
Severance and other employee costs	10.1	1.4	60.3	61.5
Other restructuring costs	6.9	(0.2)	43.9	129.9
Restructuring total	$16.3	$2.1	$492.6	$579.8

(1)
The Cumulative and Total Expected columns each exclude approximately $1 million for our Distribution segment restructuring charges that were incurred in prior periods since the table includes no current year or prior year period activity for that segment.

We define “PP&E and related costs” as used in this Note 5 primarily as property, plant and equipment write-downs, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, related parts and supplies on such assets, and deferred major maintenance costs, if any. We define "Other restructuring costs" as facility carrying costs, equipment and inventory relocation costs, lease or other contract termination costs, and other items.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended
	December 31,
	2022	2021
Acquisition costs	$11.0	$0.2
Integration costs	4.3	—
Divestiture costs	1.4	—
Other total	$16.7	$0.2

Acquisition costs in the table above include transaction costs related to the acquisition of the remaining interest in Grupo Gondi.

Accruals

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our consolidated statements of income (in millions):

	Three Months Ended
	December 31,
	2022	2021
Accrual at beginning of fiscal year	$25.2	$13.4
Additional accruals	11.6	1.8
Payments	(13.7)	(1.9)
Adjustment to accruals	(1.7)	(0.4)
Foreign currency rate changes and other	—	(0.2)
Accrual at December 31	$21.4	$12.7

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Three Months Ended
	December 31,
	2022	2021
Additional accruals and adjustments to accruals (see table above)	$9.9	$1.4
PP&E and related costs	(0.7)	0.9
Severance and other employee costs	0.1	—
Acquisition costs	11.0	0.2
Integration costs	4.3	—
Divestiture costs	1.4	—
Other restructuring costs	7.0	(0.2)
Total restructuring and other costs	$33.0	$2.3

Note 6. Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, and nearly all of our remaining U.S. salaried and U.S. non-union hourly employees accruing benefits ceased accruing benefits as of December 31, 2020. In addition, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements and have participated in other MEPPs in the past. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for more information regarding our involvement with retirement plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and recorded a liability for both a withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF's accumulated funding deficiency. In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency along with interest, liquidated damages and attorney's fees. We believe we are adequately reserved for this matter. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information on our MEPPs and see “Note 17. Commitments and Contingencies — Other Litigation” for additional information on the litigation.

At December 31, 2022 and September 30, 2022, we had recorded withdrawal liabilities of $212.4 million and $214.7 million, respectively, including liabilities associated with PIUMPF's accumulated funding deficiency demands.

Pension and Postretirement Income / Expense

The following table presents a summary of the components of net pension cost (income) (in millions):

	Three Months Ended
	December 31,
	2022	2021
Service cost	$7.5	$12.5
Interest cost	63.7	47.4
Expected return on plan assets	(75.8)	(92.5)
Amortization of net actuarial loss	14.5	2.2
Amortization of prior service cost	2.1	2.1
Company defined benefit plan cost (income)	12.0	(28.3)
Multiemployer and other plans	0.3	0.3
Net pension cost (income)	$12.3	$(28.0)

The non-service elements of our pension and postretirement costs set forth in this Note 6 are reflected in the consolidated statements of income line item “Pension and other postretirement non-service (cost) income”. The service cost components are reflected in “Cost of goods sold” and “Selling, general and administrative excluding intangible amortization” line items.

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended
	December 31,
	2022	2021
Service cost	$0.2	$0.3
Interest cost	1.8	1.5
Amortization of net actuarial gain	(1.1)	(0.4)
Amortization of prior service credit	(0.2)	(0.2)
Net postretirement cost	$0.7	$1.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Employer Contributions

During the three months ended December 31, 2022, we made contributions to our qualified and supplemental defined benefit pension plans of $7.6 million and for the three months ended December 31, 2021 we made contributions of $4.1 million.

During the three months ended December 31, 2022, we funded an aggregate of $1.5 million to our other postretirement benefit plans and for the three months ended December 31, 2021 we funded an aggregate of $1.2 million.

Note 7. Income Taxes

The effective tax rate for the three months ended December 31, 2022 was 15.1%. The effective tax rate was impacted by (i) a net benefit from the tax effects related to the acquisition of the remaining interest in Grupo Gondi and (ii) benefits from research and development and other tax credits, partially offset by (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates and (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations.

The effective tax rate for the three months ended December 31, 2021 was 24.2%. The effective tax rate was impacted by (i) the inclusion of state taxes, (ii) income derived from certain foreign jurisdictions subject to higher tax rates and (iii) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by research and development tax credits.

During the three months ended December 31, 2022 and December 31, 2021, cash paid for income taxes, net of refunds, was $28.6 million and $9.9 million, respectively.

Note 8. Segment Information

We report our financial results of operations in the following four reportable segments:

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

Adjusted EBITDA is our measure of segment profitability in accordance with ASC 280, “Segment Reporting” because it is used by our chief operating decision maker ("CODM") to make decisions regarding allocation of resources and to assess segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pre-tax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: gain on sale of certain closed facilities, multiemployer pension withdrawal income, restructuring and other costs, non-allocated expenses, interest expense, net, other income, net, and other adjustments - each as outlined in the table below ("Adjusted EBITDA"). Management believes excluding these items is useful in the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

evaluation of operating performance from period to period because they are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments.

Due to the timing of the Grupo Gondi Acquisition, it was not practicable to allocate the results of Grupo Gondi to our operating segments for the first quarter of fiscal 2023. As a result, we included the results for December 2022 in "Other unallocated". We expect to report the results in the appropriate reportable segment in the second quarter of fiscal 2023.

The tables in this Note 8 show selected financial data for our reportable segments as well as the financial data for Grupo Gondi since the date of the Grupo Gondi Acquisition, which is reflected in the tables that follow as "Other unallocated" (in millions):

	Three Months Ended
	December 31,
	2022	2021
Net sales (aggregate):
Corrugated Packaging	$2,235.2	$2,220.0
Consumer Packaging	1,215.0	1,138.7
Global Paper	1,123.6	1,352.6
Distribution	321.5	324.8
Other unallocated	102.2	—
Total	$4,997.5	$5,036.1
Less net sales (intersegment):
Corrugated Packaging	$67.2	$74.2
Consumer Packaging	4.7	6.0
Distribution	1.3	3.7
Other unallocated	1.2	—
Total	$74.4	$83.9
Net sales (unaffiliated customers):
Corrugated Packaging	$2,168.0	$2,145.8
Consumer Packaging	1,210.3	1,132.7
Global Paper	1,123.6	1,352.6
Distribution	320.2	321.1
Other unallocated	101.0	—
Total	$4,923.1	$4,952.2
Adjusted EBITDA:
Corrugated Packaging	$309.2	$288.9
Consumer Packaging	183.3	169.3
Global Paper	157.3	232.4
Distribution	10.8	6.5
Other unallocated	17.3	—
Total	677.9	697.1
Depreciation, depletion and amortization	(373.2)	(366.5)
Gain on sale of certain closed facilities	0.9	14.4
Multiemployer pension withdrawal income	—	3.3
Restructuring and other costs	(33.0)	(2.3)
Non-allocated expenses	(25.8)	(16.8)
Interest expense, net	(97.3)	(86.7)
Other income, net	25.2	0.2
Other adjustments	(119.6)	(0.3)
Income before income taxes	$55.1	$242.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Additional selected financial data (in millions):

	Three Months Ended
	December 31,
	2022	2021
Depreciation, depletion and amortization:
Corrugated Packaging	$181.4	$167.0
Consumer Packaging	84.1	86.3
Global Paper	89.1	106.2
Distribution	6.9	5.8
Other unallocated	9.6	—
Corporate	2.1	1.2
Total	$373.2	$366.5

Other adjustments:
Corrugated Packaging	$46.8	$—
Consumer Packaging	31.6	0.2
Global Paper	17.5	0.1
Other unallocated	3.0	—
Corporate	20.7	—
Total	$119.6	$0.3

Equity in (loss) income of unconsolidated entities:
Corrugated Packaging	$(35.8)	$15.0
Consumer Packaging	—	3.4
Global Paper	(0.2)	—
Total	$(36.0)	$18.4

Other adjustments in the table above for the three months ended December 31, 2022 substantially consist of a $46.8 million non-cash, pre-tax loss in the Corrugated Packaging segment on Grupo Gondi as discussed in “Note 3. Acquisitions”, a $31.3 million of pre-tax loss in the Consumer Packaging segment and $10.3 million pre-tax loss in the Global Paper segment related to the incremental work stoppage costs at our Mahrt mill, $20.2 million of business systems transformation costs in Corporate and $5.5 million and $3.0 million in the Global Paper segment and Other unallocated, respectively, for purchase accounting inventory related adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As we report the benefit of vertical integration with our mills in each reportable segment that ultimately sells the associated paper and packaging products to our external customers, we correspondingly allocate the assets and capital expenditures of our mill system across our reportable segments. The following tables reflect such allocation (in millions):

	December 31, 2022	September 30, 2022
Assets:
Corrugated Packaging	$10,866.6	$11,382.5
Consumer Packaging	6,774.8	6,704.5
Global Paper	6,739.9	7,039.2
Distribution	849.3	863.0
Other unallocated	2,468.7	—
Assets held for sale	214.6	34.4
Corporate	2,427.8	2,381.9
Total	$30,341.7	$28,405.5

Intangibles, net:
Corrugated Packaging	$619.6	$648.4
Consumer Packaging	1,508.4	1,523.5
Global Paper	596.3	612.6
Distribution	131.1	136.1
Total	$2,855.4	$2,920.6

Equity method investments:
Corrugated Packaging	$78.1	$479.3
Consumer Packaging	0.5	0.5
Global Paper	0.7	0.5
Corporate	0.1	0.1
Total	$79.4	$480.4

The decrease in equity method investments at December 31, 2022, was due to the Grupo Gondi Acquisition in December 2022. See “Note 3. Acquisitions” for additional information.

	Three Months Ended
	December 31,
	2022	2021
Capital expenditures:
Corrugated Packaging	$119.5	$75.7
Consumer Packaging	51.9	37.3
Global Paper	70.4	51.5
Distribution	3.9	0.8
Other unallocated	5.2	—
Corporate	31.3	7.8
Total	$282.2	$173.1

The changes in the carrying amount of goodwill during the three months ended December 31, 2022 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Other Unallocated	Total
Balance as of Sep. 30, 2022	$2,802.8	$1,588.4	$1,366.5	$137.5	$—	$5,895.2
Acquisitions	—	—	—	—	231.2	231.2
Divestitures	—	(7.4)	(4.1)	—	—	(11.5)
Transferred to assets held for sale	—	(33.9)	(38.9)	—	—	(72.8)
Translation adjustments	16.1	9.1	7.8	0.8	(2.5)	31.3
Balance as of Dec. 31, 2022
Goodwill	$2,818.9	$1,556.2	$1,331.3	$138.3	$228.7	$6,073.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9. Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended
	December 31,
	2022	2021
Interest expense	$(118.9)	$(98.3)
Interest income	21.6	11.6
Interest expense, net	$(97.3)	$(86.7)

Cash paid for interest, net of amounts capitalized, of $68.1 million and $56.8 million were made during the three months ended December 31, 2022 and December 31, 2021, respectively.

Note 10. Inventories

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

The components of inventories were as follows (in millions):

	December 31, 2022	September 30, 2022
Finished goods and work in process	$1,155.6	$1,102.4
Raw materials	1,316.1	1,135.9
Spare parts and supplies	572.8	529.6
Inventories at FIFO cost	3,044.5	2,767.9
LIFO reserve	(473.6)	(450.8)
Net inventories	$2,570.9	$2,317.1

Note 11. Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	December 31, 2022	September 30, 2022
Property, plant and equipment at cost:
Land and buildings	$3,038.2	$2,646.4
Machinery and equipment	17,658.5	16,592.5
Forestlands	98.9	95.7
Transportation equipment	22.6	24.2
Leasehold improvements	103.9	103.4
	20,922.1	19,462.2
Less: accumulated depreciation, depletion and amortization	(9,523.4)	(9,380.8)
Property, plant and equipment, net	$11,398.7	$10,081.4

Accrued additions to property, plant and equipment at December 31, 2022 and September 30, 2022 were $159.8 million and $223.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 12. Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. We have not changed the valuation techniques for measuring the fair value of any financial assets or liabilities during the year. See “Note 12. Fair Value” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for more information. We disclose the fair value of our long-term debt in “Note 13. Debt”. We disclose the fair value of our derivative instruments in “Note 15. Derivatives”. We disclose the fair value of our pension and postretirement assets and liabilities in “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K.

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

Nonrecurring Fair Value Measurements

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they become subject to fair value remeasurement upon obtaining control due to step-up acquisition or when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, right-of-use (“ROU”) assets related to operating leases, goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 5. Restructuring and Other Costs” for impairments associated with restructuring activities presented as “PP&E and related costs”. During the three months ended December 31, 2022 and 2021, we did not have any significant non-restructuring nonfinancial assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

We also have a similar $110.0 million facility that was amended on December 2, 2021. The amendment included addressing the transition from LIBOR to SOFR. The facility was again amended on December 2, 2022 to extend the term through December 4, 2023 and included certain fee and other general revisions. The facility purchase limit was unchanged and the facility remains uncommitted.

The customers from these facilities are not included in the Receivables Securitization Facility (as hereinafter defined) that is discussed in “Note 13. Debt”.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of these accounts receivable sales agreements for the three months ended December 31, 2022 and December 31, 2021 (in millions):

	Three Months Ended
	December 31,
	2022	2021
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(734.0)	(721.8)
Receivables collected by financial institutions	715.4	699.2
Cash proceeds from financial institutions	18.6	22.6
Receivable from financial institutions at December 31	$—	$—

Receivables sold under these accounts receivable sales agreements as of the respective balance sheet dates were approximately $743.3 million and $724.7 million as of December 31, 2022 and September 30, 2022, respectively.

Cash proceeds related to the receivables sold are included in Net cash provided by operating activities in the consolidated statements of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $10.9 million for the three months ended December 31, 2022, and $2.2 million for the three months ended December 31, 2021, and is recorded in “Other income, net” in the consolidated statements of income. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Note 13. Debt

The public bonds issued by WRKCo Inc. ("WRKCo"), WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”) are guaranteed by WestRock and have cross-guarantees between the three companies. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt and to the obligations of our non-debtor/guarantor subsidiaries. The industrial development bonds associated with the finance lease obligations of MWV are guaranteed by the Company and certain of its subsidiaries. At December 31, 2022, all of our debt was unsecured with the exception of our Receivables Securitization Facility (as defined below) and finance lease obligations.

The following table shows the carrying value of the individual components of our debt (in millions):

	December 31, 2022	September 30, 2022
Public bonds due fiscal 2024 to 2028	$3,434.5	$3,433.4
Public bonds due fiscal 2029 to 2033	2,749.9	2,753.3
Public bonds due fiscal 2037 to 2047	177.6	177.8
Revolving credit and swing facilities	182.0	286.3
Term loan facilities	1,596.9	598.2
Receivables securitization	375.0	—
Commercial paper	301.5	—
International and other debt	131.4	127.6
Finance lease obligations	393.0	287.5
Vendor financing and commercial card programs	121.0	123.1
Total debt	9,462.8	7,787.2
Less: current portion of debt	497.0	212.2
Long-term debt due after one year	$8,965.8	$7,575.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with these covenants as required by these facilities and were in compliance with them at December 31, 2022.

The estimated fair value of our debt was approximately $9.1 billion as of December 31, 2022 and $7.3 billion at September 30, 2022. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount, as the variable interest rates reprice frequently at observable current market rates.

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information on our debt, interest rates on that debt, as well as the status of the LIBOR transition in our applicable debt facilities.

Revolving Credit Facilities

Revolving Credit Facility

On July 7, 2022, we entered into a credit agreement (the "Revolving Credit Agreement") that included a five-year senior unsecured revolving credit facility in an aggregate amount of $2.3 billion, consisting of a $1.8 billion U.S. revolving facility and a $500 million multicurrency revolving facility (collectively, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and multicurrency agent. The Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the credit agreement. At December 31, 2022 and September 30, 2022, there were no amounts outstanding under the facility.

European Revolving Credit Facilities

On July 7, 2022, we entered into a credit agreement (the "European Revolving Credit Agreement") with Coöperatieve Rabobank U.A., New York Branch, as administrative agent. The European Revolving Credit Agreement provides for a three-year senior unsecured revolving credit facility in an aggregate amount of €700.0 million and includes an incremental €100.0 million accordion feature (the “European Revolving Credit Facility”). The European Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the credit agreement. At December 31, 2022 and September 30, 2022, we had borrowed €170.0 million ($182.0 million) and €270.0 million ($265.0 million), respectively.

Term Loan Facilities

Farm Loan Credit Facility

On July 7, 2022, we amended and restated the prior credit agreement (the “Farm Credit Facility Agreement”) with CoBank, ACB, as administrative agent. The Farm Credit Facility Agreement provides for a seven-year senior unsecured term loan facility in an aggregate principal amount of $600 million (the “Farm Credit Facility”). At any time, we have the ability to request an increase in the principal amount by up to $400 million by written notice. The Farm Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the credit agreement. The carrying value of this facility at December 31, 2022 and September 30, 2022 was $598.3 million and $598.2 million, respectively.

Delayed Draw Term Facility

On August 18, 2022, we amended the Revolving Credit Agreement (the "Amended Credit Agreement") to add a senior unsecured delayed draw term loan facility with an aggregate principal amount of up to $1.0 billion (the "Delayed Draw Term Facility") that could be drawn in a single draw through May 31, 2023. On November 28, 2022, in connection with the Grupo Gondi Acquisition, we drew upon the facility in full. The Delayed Draw Term Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Amended Credit Agreement. We have the option to extend the maturity date by one year with full lender consent. The one-year

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

maturity extension would cost a fee of 20 basis points. The carrying value of this facility at December 31, 2022 was $998.6 million.

Receivables Securitization Facility

On March 12, 2021, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), extended the maturity to March 11, 2024 and established the transition to SOFR at a future date from a blend of the market rate for asset-backed commercial paper and the one-month LIBOR rate plus a credit spread, and revised certain fees. At December 31, 2022 and September 30, 2022, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $700.0 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2022 and September 30, 2022 were approximately $1,204.2 million and $1,390.5 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At December 31, 2022 and September 30, 2022, there was $375.0 million and no amount outstanding under this facility, respectively.

Commercial Paper

On December 7, 2018, we established an unsecured commercial paper program with WRKCo as the issuer. Under the program, we may issue senior short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At December 31, 2022, we had issued $301.5 million in commercial paper. At September 30, 2022, there was no amount outstanding.

International and Other Debt

Brazil Export Credit Note

On January 18, 2021, we entered into a credit agreement to provide for R$500.0 million of a senior unsecured term loan of WestRock Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. The outstanding amount of the principal will be repaid in equal, semiannual installments beginning on January 19, 2023 until the facility matures on January 19, 2026. The proceeds borrowed are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. Loans issued under the facility will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 2.50%. At December 31, 2022 and September 30, 2022, there was R$500.0 million ($95.8 million) outstanding and R$500.0 million ($92.7 million) outstanding, respectively.

Note 14. Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $97.3 million during the three months ended December 31, 2022. Our total lease cost, net was $82.7 million during the three months ended December 31, 2021. We obtained $53.6 million and $24.8 million of ROU assets in exchange for lease liabilities during the three months ended December 31, 2022 and 2021, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Consolidated Balance Sheet Caption	December 31, 2022	September 30, 2022
Operating leases:
Operating lease right-of-use asset	Other assets	$700.7	$699.6

Current operating lease liabilities	Other current liabilities	$197.1	$191.9
Noncurrent operating lease liabilities	Other long-term liabilities	547.1	551.1
Total operating lease liabilities		$744.2	$743.0

Finance leases:
Property, plant and equipment		$287.9	$177.4
Accumulated depreciation		(42.4)	(37.3)
Property, plant and equipment, net		$245.5	$140.1

Current finance lease liabilities	Current portion of debt	$20.8	$14.5
Noncurrent finance lease liabilities	Long-term debt due after one year	372.2	273.0
Total finance lease liabilities		$393.0	$287.5

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Note 15. Derivatives

We are exposed to commodity price risk, foreign currency exchange risk and interest rate risk. To manage these risks, from time to time and to varying degrees, we may enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives.

We have designated certain natural gas commodity contracts as cash flow hedges for accounting purposes. Therefore, the entire change in fair value of the financial derivative instrument is reported as a component of other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Fair value measurements for our natural gas commodity derivatives are classified under level 2 because such measurements are estimated based on observable inputs such as commodity future prices. Our natural gas hedging positions are entered in layers over multiple months and up to 12 months in advance to achieve a targeted hedging volume of up to 80% of our anticipated NYMEX-based natural gas purchases (which make up roughly half of the total natural gas purchases for our North American mills). However, we may modify our strategy based on our assessment of market conditions.

For financial derivative instruments that are not designated as accounting hedges, the entire change in fair value of the financial instrument is reported immediately in current period earnings.

The following table sets forth the outstanding notional amounts related to our derivative instruments (in millions):

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Metric	December 31, 2022	September 30, 2022
Designated cash flow hedges:
Natural gas commodity contracts	MMBtu	16.9	18.3

Undesignated derivatives:
Foreign currency contracts (1)	Mexican pesos	—	8,000.0

(1)
At September 30, 2022, the outstanding foreign currency exchange contract was related to the purchase of 8.0 billion Mexican pesos ($389.9 million) for refinancing Grupo Gondi's external debt upon acquisition on December 1, 2022.

The following table sets forth the location and fair values of our derivative instruments (in millions):

	Consolidated Balance Sheet Caption	December 31, 2022	September 30, 2022
Designated cash flow hedges:
Natural gas commodity contracts	Other current liabilities (1)	$27.8	$12.0

Undesignated derivatives:
Foreign currency contracts	Other current assets	$—	$3.4
(1)
At September 30, 2022, liability positions by counterparty were partially offset by $2.3 million of asset positions where we had an enforceable right of netting.

The following table sets forth gains or (losses) recognized in accumulated other comprehensive loss, net of tax for cash flow hedges (in millions):

	Three Months Ended
	December 31,
	2022	2021
Natural gas commodity contracts	$(11.9)	$—

The following table sets forth amounts of gains or (losses) recognized in the consolidated statements of income for cash flow hedges reclassified from accumulated other comprehensive loss (in millions):

		Three Months Ended
		December 31,
	Consolidated Statement of Income Caption	2022	2021
Natural gas commodity contracts	Cost of goods sold	$(13.2)	$—

The following table sets forth amounts of gains or (losses) recognized in the consolidated statements of income for derivatives not designated as hedges (in millions):

		Three Months Ended
		December 31,
	Consolidated Statement of Income Caption	2022	2021
Foreign currency contracts	Other income, net	$19.7	$—

Note 16. Special Purpose Entities

Pursuant to the sale of certain forestlands in 2007 and 2013, special purpose entities received and WestRock assumed upon the strategic combination of Rock-Tenn Company and MeadWestvaco Corporation's respective businesses, certain installment notes, and using these installment notes as collateral, the special purpose entities received proceeds under secured financing agreements. See “Note 15. Special Purpose Entities” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The restricted assets and non-recourse liabilities held by special purpose entities are included in the consolidated balance sheets in the following (in millions):

	December 31, 2022	September 30, 2022
Other current assets	$870.7	$—
Other assets	$380.3	$1,253.0

Other current liabilities	$785.4	$—
Other long-term liabilities	$329.9	$1,117.8

The decrease in Other assets and Other long-term liabilities subsequent to September 30, 2022 reflects one of the installment notes becoming current.

Note 17. Commitments and Contingencies

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

The global impact of COVID has affected our operational and financial performance to varying degrees. The extent of the effects of future public health crises, including a resurgence of COVID, or related containment measures and government responses are highly uncertain and cannot be predicted.

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

Environmental

We are subject to numerous international, federal, state, local and other environmental laws and regulations, including those governing discharges to air, soil and water; the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes; the investigation and remediation of contamination resulting from historical site operations; and requirements relating to the use of chemicals in packaging. We are also subject to the requirements of environmental permits and similar authorizations issued by various governmental authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency response procedures. Our compliance initiatives related to these environmental laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows. Failure to comply with environmental laws and regulations, or any permits and authorizations required thereunder, could subject us to fines or other sanctions, corrective action requirements and litigation or reputational damage.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have been named as a potentially responsible party (“PRP”) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Many of these proceedings involve the cleanup of hazardous substances at sites that received waste from many different parties. While joint and several liability is authorized under CERCLA and analogous state laws, liability for CERCLA cleanups is typically shared with other PRPs, and costs are commonly allocated according to relative amounts of waste deposited and other factors. We believe we have insurance and contractual indemnification rights that may allow us to recover certain defense and other costs at some CERCLA sites. Other remediation costs typically associated with the cleanup of hazardous substances at our current, closed or formerly-owned facilities, are recorded as liabilities in our consolidated balance sheets. Remediation costs are recorded in our financial statements when they become probable and reasonably estimable.

See “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for information related to environmental matters.

As of December 31, 2022, we had $7.2 million reserved for environmental liabilities on an undiscounted basis, of which $1.5 million is included in Other long-term liabilities and $5.7 million is included in Other current liabilities, on the consolidated balance sheets, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at December 31, 2022.

Climate Change

Climate change presents risks and uncertainties for us, as well as certain potential opportunities. With respect to physical risks, our physical assets and infrastructure, including our manufacturing operations, have been, and may be in future periods impacted by severe weather-related events such as hurricanes and floods, potentially resulting in items such as physical damage to our facilities and lost production. Unpredictable weather patterns also may result in supply chain disruptions and increased material costs, such as through impacts to virgin fiber supplies and prices, which may fluctuate during prolonged periods of heavy rain or drought or during tree disease or insect epidemics that may be related to variations in climate conditions. On the other hand, changes in climate also could result in more accommodating weather patterns for greater periods of time in certain areas, which may create favorable fiber market conditions. We incorporate a review of meteorological forecast data into our fiber procurement decisions and strategies. To the extent that severe weather-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

See “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for information related to climate change.

Brazil Tax Liability

We are challenging claims by the Brazil Federal Revenue Department that we underpaid tax, penalties and interest associated with a claim that a subsidiary of MeadWestvaco Corporation (the predecessor of WestRock MWV, LLC) had reduced its tax liability related to the goodwill generated by the 2002 merger of two of its Brazil subsidiaries. The matter has proceeded through the Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to 2012. The tax and interest claim relating to tax years 2009 to 2012 was finalized and is now the subject of an annulment action we filed in the Brazil federal court. CARF notified us of its final decision regarding the tax, penalties and interest claims relating to tax years 2003 to 2008 on June 3, 2020. We have filed an annulment action in Brazil federal court with respect to that decision as well. The dispute related to fraud penalties for tax years 2009 to 2012 was resolved by CARF in favor of WestRock effective January 23, 2023.

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$672 million ($129 million) as of December 31, 2022, including various penalties and interest but after reflecting the impact of the recent CARF decision noted above. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

uncertain tax position reserve for this matter, which excludes certain penalties, is included in the unrecognized tax benefits table in our Fiscal 2022 Form 10-K, see “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Other Litigation

During fiscal 2018, we submitted formal notification to withdraw from the PIUMPF and recorded a liability associated with the withdrawal. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF's accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We began making monthly payments for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands, which we dispute. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency, including interest. In July 2021, the PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney's fees. We believe we are adequately reserved for this matter. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for more information regarding our withdrawal liabilities.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2022, there were approximately 1,800 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have an adverse effect on our results of operations, financial condition or cash flows. At December 31, 2022, we had $13.4 million reserved for these matters.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019 and 2020, the Supreme Court of Brazil rendered favorable decisions on eight of our cases granting us the right to recover certain state value added tax. In response, the tax authorities in Brazil filed a Motion of Clarification with the Supreme Court of Brazil. Based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and allowed us to recover tax amounts collected by the government. We recorded estimated recoveries across several periods beginning in the fourth quarter of fiscal 2019 as we reviewed the documents and the amount became estimable. In May 2021, the Supreme Court of Brazil judged the Motion of Clarification and concluded on the gross methodology, which was consistent with our evaluation and that of our tax and legal advisors. We are monitoring the status of our remaining cases, and subject to the resolution in the courts, we may record additional amounts in future periods. See “Note 17. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for information related to our previously recorded estimated recoveries.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of December 31, 2022, we had recorded $0.8 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 18. Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our outstanding common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, representing approximately 10% of our outstanding Common Stock, plus any unutilized shares left from the July 2015 authorization. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. Pursuant to the programs, in the three months ended December 31, 2022, we had no share repurchases. In the three months ended December 31, 2021, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $97.5 million. The amount reflected as purchased in the consolidated statements of cash flows varies due to the timing of share settlement. As of December 31, 2022, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended December 31, 2022 and December 31, 2021 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2022	$(9.1)	$(741.6)	$(703.6)	$(1,454.3)
Other comprehensive (loss) income before reclassifications	(21.8)	—	117.2	95.4
Amounts reclassified from accumulated other comprehensive loss	9.9	11.1	29.0	50.0
Net current period other comprehensive (loss) income	(11.9)	11.1	146.2	145.4
Balance at December 31, 2022	$(21.0)	$(730.5)	$(557.4)	$(1,308.9)

(1)
All amounts are net of tax and noncontrolling interests.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2021	$(0.2)	$(536.5)	$(462.4)	$(999.1)
Other comprehensive loss before reclassifications	—	—	(16.2)	(16.2)
Amounts reclassified from accumulated other comprehensive loss	—	2.6	—	2.6
Net current period other comprehensive income (loss)	—	2.6	(16.2)	(13.6)
Balance at December 31, 2021	$(0.2)	$(533.9)	$(478.6)	$(1,012.7)

(1)
All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 27% to 28% for the three months ended December 31, 2022 and 26% to 27% for the three months ended December 31, 2021. Although we are impacted by the exchange rates of a number of currencies to varying degrees by period, our foreign currency translation adjustments recorded in accumulated other comprehensive loss for the three months ended December 31, 2022 were primarily due to losses in the British Pound, Brazilian Real, Mexican Peso, Polish Zloty, Czech Koruna and Canadian dollar, each against the U.S. dollar. Foreign currency translation adjustments recorded in accumulated other comprehensive loss for the three months ended December 31, 2021 were primarily due to gains in the Brazilian Real partially offset by gains in the British Pound and Chinese Yuan, each against the U.S. dollar.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2022			December 31, 2021
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(13.3)	$3.6	$(9.7)	$(1.6)	$0.4	$(1.2)
Prior service costs (2)	(1.9)	0.5	(1.4)	(1.9)	0.5	(1.4)
Subtotal defined benefit plans	(15.2)	4.1	(11.1)	(3.5)	0.9	(2.6)

Foreign currency translation adjustments: (1)
Recognition of previously unrealized foreign currency losses on consolidation of equity investment (3)	(29.0)	—	(29.0)	—	—	—

Derivative Instruments: (1)
Natural gas commodity hedge loss (4)	(13.2)	3.3	(9.9)	—	—	—

Total reclassifications for the period	$(57.4)	$7.4	$(50.0)	$(3.5)	$0.9	$(2.6)

(1)
Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)
Included in the computation of net periodic pension cost. See “Note 6. Retirement Plans” for additional details.
(3)
Amount reflected in Equity in (loss) income of unconsolidated entities in the consolidated statements of income.
(4)
These accumulated other comprehensive loss components are included in Cost of goods sold.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 19. Earnings Per Share

The restricted stock grants to non-employee directors prior to fiscal 2022 were considered participating securities as they received non-forfeitable rights to dividends at the same rate as our Common Stock. As participating securities, we included these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260, “Earnings per Share”. Beginning in fiscal 2022, non-employee directors began receiving equity grants in the form of restricted stock units, which are not considered participating securities as the rights to dividends accrued during the vesting period are forfeitable. The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended
	December 31,
	2022	2021
Numerator:
Net income attributable to common stockholders	$45.3	$182.3

Denominator:
Basic weighted average shares outstanding	254.7	264.6
Effect of dilutive stock options and non- participating securities	2.0	2.3
Diluted weighted average shares outstanding	256.7	266.9

Basic earnings per share attributable to common stockholders	$0.18	$0.69
Diluted earnings per share attributable to common stockholders	$0.18	$0.68

During the three months ended December 31, 2021 in the table above, the amount of distributed and undistributed income available to participating securities was de minimis and did not impact net income attributable to common stockholders.

Approximately 1.0 million and 0.4 million awards in the three months ended December 31, 2022 and 2021, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2022, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of the Fiscal 2022 Form 10-K. The following discussion includes certain non-GAAP financial measures. See our reconciliations of non-GAAP financial measures in the “Non-GAAP Financial Measures” section below.

OVERVIEW

We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

Presentation

We report our financial results of operations in four reportable segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. Our measure of segment profitability for each reportable segment is Adjusted EBITDA because it is the measure used by our CODM to make decisions regarding allocation of resources and to assess segment performance.

On December 1, 2022, we completed our previously announced acquisition of the remaining 67.7% interest in Grupo Gondi for $969.8 million in cash and the assumption of debt. We have accounted for this acquisition as a business combination resulting in consolidation of Grupo Gondi. In connection with the transaction, we recognized a $46.8 million non-cash, pre-tax loss that was partially offset by a write-off of $22.2 million of deferred taxes. The loss represents the write-off of historical foreign currency translation adjustments recorded in Accumulated other comprehensive loss, as well as the difference between the fair value of the consideration paid and the carrying value of our prior ownership interest. See “Note 3. Acquisitions” for additional information.

Due to the timing of the Grupo Gondi Acquisition, it was not practicable to allocate the results of Grupo Gondi to our operating segments for the first quarter of fiscal 2023. As a result, we included the results for December 2022 in "Other unallocated". See “Note 8. Segment Information” for additional information. We expect to report the results in the appropriate reportable segment in the second quarter of fiscal 2023.

On December 1, 2022, we sold our Eaton, IN, and Aurora, IL, uncoated recycled paperboard mills and recorded a pre-tax gain on sale of $11.1 million recorded in Other income, net in our consolidated statements of income. See “Note 1. Basis of Presentation and Significant Accounting Policies” for additional information.

Business Systems Transformation

In the fourth quarter of fiscal 2022, we launched a multi-year phased business systems transformation project that is expected to cost approximately $0.5 to $0.6 billion. The investment will replace much of our existing disparate systems and transition them to a standardized enterprise resource planning (“ERP”) system on a cloud-based platform, as well as a suite of other complementing technologies, across approximately 90% of our footprint based on net sales. Approximately 85% of the project spend is expected to be related to the implementation of the ERP, including process definition, standardization and simplification, with the remaining costs primarily related to the implementation of complementing technologies.

The new systems are intended to transform areas such as manufacturing, supply chain, procurement, quote to cash, financials and analytics, and position us to better leverage automation and process efficiency and enable productivity enhancements. An implementation of this scale is a major financial undertaking and will require substantial time and attention of management and key employees. Project completion dates and anticipated costs may also change. As the systems are phased in, they will become a significant component of our internal control over financial reporting. See also Item 1A. “Risk Factors — We May Not Be Able To Successfully Implement

Our Strategic Transformation Initiatives, Including Our New Business Systems Transformation” in our Fiscal 2022 Form 10-K.

Due to the nature, scope and magnitude of this investment, management believes these incremental transformation costs are above the normal, recurring level of spend for information technology to support operations. These strategic investments are not expected to recur in the foreseeable future, and are not considered representative of our underlying operating performance. As such, management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in our operations and is useful for period-over-period comparisons. This presentation also allows investors to view our underlying operating results in the same manner as they are viewed by management.

The expenses expected to be adjusted from Net income attributable to common stockholders ("Net Income") are expensed as incurred during the implementation of software applications and other enabling technologies, and do not include deferred or capitalized costs, depreciation and/or amortization, and costs to support or maintain these software applications or systems once they are in productive use. During the investment period, the normal level of spend associated with non-transformative programs is expected to be maintained and these expenses will not be adjusted in our non-GAAP measures. The items adjusted from Net Income will also be adjusted in our presentation of Consolidated Adjusted EBITDA.

We expect approximately half of the estimated $0.5 to $0.6 billion investment will represent incremental operating costs to be adjusted in our Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share non-GAAP measures over the course of the project, with substantially all such costs being recorded within Selling, general and administrative excluding intangible amortization in the consolidated statements of income. These non-GAAP adjustments would not include any cash operating costs that are expected to continue to recur after the business systems transformation project is completed.

In fiscal 2023, we expect the aggregate investment in our business systems transformation to be approximately $170 million. We expect approximately $80 million to be expensed when incurred, of which approximately 90% would be adjusted from Net Income for our non-GAAP financial measures. Approximately $90 million is expected to be deferred or capitalized and amortized over future periods as the project is deployed.

EXECUTIVE SUMMARY

Net sales of $4,923.1 million for the first quarter of fiscal 2023 decreased $29.1 million, or 0.6%, compared to the first quarter of fiscal 2022. This decrease was primarily due to lower volumes and unfavorable foreign exchange rates, which were partially offset by higher selling price/mix and increased sales due to the Grupo Gondi Acquisition.

Net income attributable to common stockholders of $45.3 million for the first quarter of fiscal 2023 decreased $137.0 million, or 75.2%, compared to the first quarter of fiscal 2022. Increased net cost inflation, lower volumes, economic downtime, the Mahrt mill work stoppage, increased non-cash pension costs, increased restructuring and other costs, business systems transformation costs and a non-cash loss related to the Grupo Gondi Acquisition were partially offset by the margin impact from higher price mix and a gain on sale of two uncoated recycled paperboard ("URB") mills. In addition, Consolidated Adjusted EBITDA of $652.1 million for the first quarter of fiscal 2023 decreased $28.2 million, or 4.1%, compared to $680.3 million in the first quarter of fiscal 2022.

Earnings per diluted share were $0.18 and $0.68 in the three months ended December 31, 2022 and 2021, respectively. Adjusted Earnings Per Diluted Share were $0.55 and $0.65 in the three months ended December 31, 2022 and 2021, respectively. See the discussion and tables under “Non-GAAP Financial Measures” below with respect to Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share.

Net cash provided by operating activities in the three months ended December 31, 2022 and December 31, 2021 was $265.9 million and $252.8 million, respectively. The increase was primarily due to $68.4 million of reduced working capital usage compared to the prior year period, partially offset by lower earnings. During the three months ended December 31, 2022, we invested $282.2 million in capital expenditures and returned $70.0 million in capital to stockholders in dividend payments. During the three months ended December 31, 2022, debt increased $1,675.6 million, primarily due to the Grupo Gondi Acquisition. See “Note 3. Acquisitions” for additional information.

Expectations for the Second Quarter of Fiscal 2023

In the second quarter of fiscal 2023, we expect a sequential increase in net sales and net income from the first quarter of fiscal 2023, reflecting the normal seasonal sequential volume increases in many of our businesses as well as the inclusion of a full quarter of Grupo Gondi results. The second quarter of fiscal 2023 has four additional Fibre Box Association shipping days sequentially. However, we expect continued macroeconomic uncertainty to impact our results of operations. In addition, our Global Paper and Distribution segments face difficult year-over-year comparisons due to strong quarterly performance in the second quarter of fiscal 2022.

We also expect scheduled mill maintenance outages, resulting in approximately 132,000 tons of maintenance downtime. We expect unfavorable non-cash pension expense of approximately $40 million driven by higher interest rates and market volatility. We further expect sequential natural gas deflation of approximately 20%, and stable recycled fiber, virgin fiber, chemicals and freight costs. We expect the continued flow through of previously published price increases in our Consumer segment and to continue balancing our supply with our customers’ demand.

A detailed review of our performance appears below under “Results of Operations”.

COVID-19 Pandemic

The global impact of COVID has affected our operational and financial performance to varying degrees. The extent of the effects of future public health crises, including a resurgence of COVID, or related containment measures and government responses are highly uncertain and cannot be predicted.

Ransomware Incident

As previously disclosed, on January 23, 2021 we detected a ransomware incident impacting certain of our systems. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. These actions included taking preventative measures, such as shutting down certain systems out of an abundance of caution, as well as taking steps to supplement existing security monitoring, scanning and protective measures. In our Form 10-Q for the second quarter of fiscal 2021, we announced that all systems were back in service.

In the first quarter of fiscal 2022, we received a $5 million business interruption recovery related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in net cash provided by operating activities on our consolidated statements of cash flows.

See “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information, including other recoveries (fiscal 2021 $15 million and fiscal 2022 $57.2 million) and resiliency efforts and objectives.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three months ended December 31, 2022 and December 31, 2021 (in millions):

	Three Months Ended
	December 31,
	2022	2021
Net sales	$4,923.1	$4,952.2
Cost of goods sold	4,157.9	4,155.6
Gross profit	765.2	796.6
Selling, general and administrative excluding intangible amortization	479.1	452.9
Selling, general and administrative intangible amortization	86.6	88.0
Gain on disposal of assets	(1.7)	(13.9)
Multiemployer pension withdrawal income	—	(3.3)
Restructuring and other costs	33.0	2.3
Operating profit	168.2	270.6
Interest expense, net	(97.3)	(86.7)
Pension and other postretirement non-service (cost) income	(5.0)	39.9
Other income, net	25.2	0.2
Equity in (loss) income of unconsolidated entities	(36.0)	18.4
Income before income taxes	55.1	242.4
Income tax expense	(8.3)	(58.6)
Consolidated net income	46.8	183.8
Less: Net income attributable to noncontrolling interests	(1.5)	(1.5)
Net income attributable to common stockholders	$45.3	$182.3

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022	$4,952.2	$5,382.1	$5,519.7	$5,402.5	$21,256.5
Fiscal 2023	$4,923.1
% Change	(0.6)%

Net sales in the first quarter of fiscal 2023 decreased $29.1 million compared to the first quarter of fiscal 2022. This decrease was primarily due to lower volumes and unfavorable foreign exchange rates which were partially offset by higher selling price/mix and increased sales due to the Grupo Gondi Acquisition.

The change in net sales by reportable segment is outlined below for each reportable segment.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022	$4,155.6	$4,378.4	$4,360.3	$4,341.5	$17,235.8
(% of Net Sales)	83.9%	81.4%	79.0%	80.4%	81.1%

Fiscal 2023	$4,157.9
(% of Net Sales)	84.5%

The $2.3 million increase in cost of goods sold in the first quarter of fiscal 2023 compared to the prior year quarter was primarily due to increased net cost inflation and higher operating costs. Net cost inflation consisted primarily of higher wage and benefit costs, freight, energy, chemicals and virgin fiber costs which were partially offset by lower recycled fiber costs.

We discuss our operations in greater detail below for each reportable segment, as applicable.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022	$452.9	$493.1	$504.3	$482.3	$1,932.6
(% of Net Sales)	9.1%	9.2%	9.1%	8.9%	9.1%

Fiscal 2023	$479.1
(% of Net Sales)	9.7%

Selling, general and administrative expenses (“SG&A”) excluding intangible amortization increased $26.2 million in the first quarter of fiscal 2023 compared to the prior year quarter. The increase was primarily due to $21.7 million of business systems transformation costs incurred in the first quarter of fiscal 2023.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $86.6 million and $88.0 million in the first quarter of fiscal 2023 and 2022, respectively.

Gain on Disposal of Assets

In the three months ended December 31, 2022, we recorded a gain on disposal of assets of $1.7 million. In the three months ended December 31, 2021, we recorded a gain on disposal of assets of $13.9 million that was primarily due to the sale of a previously closed facility.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $33.0 million and $2.3 million in the first quarter of fiscal 2023 and 2022, respectively.

These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 5. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the first quarter of fiscal 2023 was $97.3 million compared to $86.7 million for the prior year quarter. Interest expense, net increased in the current year period primarily due to higher interest rates on debt in the current year period and increased debt associated with the Grupo Gondi Acquisition.

Pension and Other Postretirement Non-Service Costs (Income)

Pension and other postretirement non-service costs for the first quarter of fiscal 2023 were $5.0 million compared to income of $39.9 million for the first quarter of fiscal 2022. The costs in the first quarter of fiscal 2023 were primarily due to higher interest rates driving the decrease in plan asset balances used to determine the expected return on plan assets for fiscal 2023 compared to greater plan assets used to determine the expected return in the prior year. Customary pension and other postretirement costs (income) are included in our segment results. See “Note 6. Retirement Plans” of the Notes to Consolidated Financial Statements for more information.

Other Income, net

Other income, net for the first quarter of fiscal 2023 was $25.2 million compared to $0.2 million in the first quarter of fiscal 2022. The results in the first quarter of fiscal 2023 included a $19.7 million gain on foreign currency exchange contract derivatives entered into in anticipation of the Grupo Gondi Acquisition and an $11.1 million gain on the sale of our Eaton, IN, and Aurora, IL, uncoated recycled paperboard mills. Additionally, Other income, net included a favorable $7.1 million impact of foreign currency and $8.7 million of increased expense in connection with the sale of receivables, each as compared to the first quarter of fiscal 2022.

Equity in (Loss) Income of Unconsolidated Entities

Equity in (loss) income of unconsolidated entities for the first quarter of fiscal 2023 was a loss of $36.0 million compared to income of $18.4 million for the first quarter of fiscal 2022. The loss in the first quarter of fiscal 2023 was driven by a $46.8 million non-cash, pre-tax loss to recognize the write-off of historical foreign currency translation adjustments recorded in Accumulated other comprehensive loss, as well as the difference between the fair value of the consideration paid for the Grupo Gondi Acquisition and the carrying value of our prior ownership interest. See “Note 3. Acquisitions” for additional information.

Provision for Income Taxes

We recorded income tax expense of $8.3 million for the three months ended December 31, 2022 compared to $58.6 million for the three months ended December 31, 2021. The effective tax rate for the three months ended December 31, 2022 was 15.1%, while the effective tax rate for the three months ended December 31, 2021 was 24.2%.

See “Note 7. Income Taxes” of the Notes to Consolidated Financial Statements for the primary factors impacting our effective tax rates.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Corrugated Packaging Shipments - thousands of tons (1)	1,621.0	1,646.3	1,635.8	1,567.9	6,471.1
North American Corrugated Packaging Shipments - BSF	24.5	24.7	24.5	23.4	97.1
North American Corrugated Packaging Per Shipping Day - MMSF	401.0	385.8	389.3	365.5	385.2

Fiscal 2023
Corrugated Packaging Shipments - thousands of tons	1,474.9
North American Corrugated Packaging Shipments - BSF	22.4
North American Corrugated Packaging Per Shipping Day - MMSF	373.2
(1)
Fiscal 2022 Corrugated Packaging Shipments have been revised by an immaterial amount.

Corrugated Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$2,220.0	$288.9	13.0%
Second Quarter	2,319.0	328.7	14.2
Third Quarter	2,382.5	385.2	16.2
Fourth Quarter	2,386.1	383.9	16.1
Total	$9,307.6	$1,386.7	14.9%

Fiscal 2023
First Quarter	$2,235.2	$309.2	13.8%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $15.2 million in the first quarter of fiscal 2023 compared to the prior year quarter. The increase primarily consisted of $204.0 million of higher selling price/mix largely offset by $189.0 million of lower volumes.

Adjusted EBITDA — Corrugated Packaging Segment

Corrugated Packaging segment Adjusted EBITDA in the first quarter of fiscal 2023 increased $20.3 million compared to the prior year quarter primarily due to an estimated $206.0 million margin impact from higher selling price/mix that was largely offset by an estimated $79.0 million of increased net cost inflation, $57.8 million of lower volumes and $39.2 million higher operating costs including an estimated $56.5 million impact of economic downtime.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Consumer Packaging Shipments - thousands of tons	374.2	401.3	399.3	391.4	1,566.2

Fiscal 2023
Consumer Packaging Shipments - thousands of tons	360.2

Consumer Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$1,138.7	$169.3	14.9%
Second Quarter	1,250.6	205.8	16.5
Third Quarter	1,270.2	234.9	18.5
Fourth Quarter	1,305.7	219.2	16.8
Total	$4,965.2	$829.2	16.7%

Fiscal 2023
First Quarter	$1,215.0	$183.3	15.1%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Consumer Packaging Segment

The $76.3 million increase in net sales before intersegment eliminations for the Consumer Packaging segment in the first quarter of fiscal 2023 compared to the prior year quarter was primarily due to $132.3 million of higher selling price/mix that was partially offset by $52.4 million of unfavorable foreign exchange rates.

Adjusted EBITDA — Consumer Packaging Segment

Consumer Packaging segment Adjusted EBITDA in the first quarter of fiscal 2023 increased $14.0 million compared to the prior year quarter primarily due to an estimated $132.3 million margin impact from higher selling price/mix that was partially offset by an estimated $54.0 million of increased net cost inflation, $34.4 million of higher operating costs, $12.1 million of unfavorable foreign exchange rates and $9.2 million of higher non-cash pension costs.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Global Paper Shipments - thousands of tons	1,515.9	1,658.2	1,632.7	1,377.4	6,184.3

Fiscal 2023
Global Paper Shipments - thousands of tons	1,091.9

Global Paper Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$1,352.6	$232.4	17.2%
Second Quarter	1,538.1	308.6	20.1
Third Quarter	1,610.3	399.0	24.8
Fourth Quarter	1,429.2	306.4	21.4
Total	$5,930.2	$1,246.4	21.0%

Fiscal 2023
First Quarter	$1,123.6	$157.3	14.0%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Global Paper Segment

The $229.0 million decrease in net sales before intersegment eliminations for the Global Paper segment in the first quarter of fiscal 2023 compared to the prior year quarter was primarily due to $328.6 million of lower volumes, including an estimated $20.3 million related to weather, which was partially offset by $99.8 million of higher selling price/mix. Containerboard volumes were impacted by inventory destocking and shifting consumer spending in the first quarter of fiscal 2023.

Adjusted EBITDA — Global Paper Segment

Global Paper segment Adjusted EBITDA in the first quarter of fiscal 2023 decreased $75.1 million compared to the prior year quarter primarily due to $113.7 million of lower volumes, including $11.5 million due to weather, an estimated $47.9 million of increased net cost inflation, $17.1 million of higher non-cash pension costs, $1.6 million higher operating costs including an estimated $41.1 million impact of economic downtime that was largely offset by lower maintenance downtime and other items, an estimated $4.0 million loss related to weather excluding volume and $3.6 million of unfavorable foreign exchange rates. These items were partially offset by $114.7 million of margin impact from higher selling price/mix.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Distribution Shipments - thousands of tons	48.5	50.8	59.8	46.8	205.9

Fiscal 2023
Distribution Shipments - thousands of tons	34.1

Distribution Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$324.8	$6.5	2.0%
Second Quarter	362.3	28.0	7.7
Third Quarter	357.7	19.2	5.4
Fourth Quarter	374.1	26.0	7.0
Total	$1,418.9	$79.7	5.6%

Fiscal 2023
First Quarter	$321.5	$10.8	3.4%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Distribution Segment

The $3.3 million decrease in net sales before intersegment eliminations for the Distribution segment in the first quarter of fiscal 2023 compared to the prior year quarter was primarily due to $24.7 million of lower volumes partially offset by $19.9 million of higher selling price/mix.

Adjusted EBITDA — Distribution Segment

Distribution segment Adjusted EBITDA in the first quarter of fiscal 2023 increased $4.3 million compared to the prior year quarter primarily due to a $19.9 million margin impact from higher selling price/mix that was partially offset by an estimated $13.2 million of increased cost inflation and $3.6 million of lower volumes.

Other Unallocated

Due to the timing of the Grupo Gondi Acquisition, it was not practicable to allocate the Grupo Gondi results to our operating segments for the first quarter of fiscal 2023. As a result, we included the results for the month of December 2022 in “Other unallocated”. We expect to allocate the results into our operating segments in the second quarter of fiscal 2023.

Net sales before intersegment eliminations for the operations from the Grupo Gondi Acquisition in the first quarter of fiscal 2023 were $102.2 million. Adjusted EBITDA in the first quarter of fiscal 2023 was $17.3 million.

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

Cash and cash equivalents were $415.2 million at December 31, 2022 and $260.2 million at September 30, 2022. Approximately two-thirds of the cash and cash equivalents at December 31, 2022 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At December 31, 2022 and September 30, 2022, total debt was $9,462.8 million and $7,787.2 million, respectively, $497.0 million and $212.2 million of which was short-term at December 31, 2022 and September 30, 2022, respectively. Included in our total debt at December 31, 2022 was $170.6 million of non-cash acquisition-related step-up. During the three months ended December 31, 2022, debt increased $1,675.6 million primarily due to the Grupo Gondi Acquisition. See “Note 3. Acquisitions” for additional information.

At December 31, 2022, we had approximately $3.3 billion of availability under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with all of these covenants as required by these facilities and were in compliance with all of these covenants at December 31, 2022.

At December 31, 2022, we had $77.9 million of outstanding letters of credit not drawn upon.

We use a variety of working capital management strategies, including supply chain financing (“SCF”) programs, vendor financing and commercial card programs, monetization facilities where we sell short-term receivables to a group of third-party financial institutions and a receivables securitization facility. We describe these programs below.

We engage in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or us. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under ASC 860 resulting in derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer-based SCF programs constitute approximately 2% of our annual net sales. In addition, we have monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 12. Fair Value — Accounts Receivable Sales Agreements” for a discussion of our monetization facilities.

Our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. We do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable our suppliers, at their sole discretion, to sell their receivables from us to the financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell us goods or services and issue the associated invoices to us based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Our suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by us under SCF programs, and we have no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to our suppliers that elect to participate in SCF programs are included in the line items Accounts payable and Other current liabilities in our consolidated balance sheets and the activity is reflected in net cash provided by operating activities in our consolidated statements of cash flows. Based on correspondence with the financial institutions that are involved with our two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 17% to 19% of our accounts payable balance.

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

Cash Flow Activity

	Three Months Ended
(In millions)	December 31,
	2022	2021
Net cash provided by operating activities	$265.9	$252.8
Net cash used for investing activities	$(1,080.2)	$(154.8)
Net cash provided by (used for) financing activities	$982.9	$(104.3)

Net cash provided by operating activities during the three months ended December 31, 2022 increased $13.1 million compared to the three months ended December 31, 2021, primarily due to a $68.4 million net decrease in the use of working capital compared to the prior year period that was partially offset by lower earnings.

Net cash used for investing activities of $1,080.2 million in the three months ended December 31, 2022 consisted primarily of $853.5 million of cash paid for the purchase of businesses, net of cash acquired and $282.2 million for capital expenditures that were partially offset by $25.9 million of proceeds from the sale of two URB mills, $23.2 million of proceeds from currency forward contracts and $4.5 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities of $154.8 million in the three months ended December 31, 2021 consisted primarily of $173.1 million for capital expenditures that was partially offset by $22.4 million of proceeds from the sale of property, plant and equipment, primarily for the sale of a previously closed facility.

Going into fiscal 2023, we expected capital expenditures of approximately $1.0 to $1.1 billion. We now expect capital expenditures in fiscal 2023 to be approximately $1.0 billion. At this level of capital investment, we expect that we will continue to invest in safety, environmental and maintenance projects while also making investments to support productivity and growth in our business. However, our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions or to comply with changes in environmental laws and regulations.

In the three months ended December 31, 2022, net cash provided by financing activities of $982.9 million consisted primarily of a net increase in debt of $1,050.9 million which was partially offset by cash dividends paid to stockholders of $70.0 million. In the three months ended December 31, 2021, net cash used for financing activities of $104.3 million consisted primarily of share repurchases of $100.1 million and cash dividends paid to stockholders of $66.3 million, which were partially offset by a net increase in debt of $48.1 million.

On January 27, 2023, our board of directors declared a quarterly dividend of $0.275 per share. In November 2022, we paid a quarterly dividend of $0.275 per share, representing a $1.10 per share annualized dividend or an increase of 10% from the prior year. In November 2021, we paid a quarterly dividend of $0.25 per share.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our outstanding Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, representing approximately 10% of our outstanding Common Stock, plus any unutilized shares left from the July 2015 authorization. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. Pursuant to the programs, in the three months ended December 31, 2022, we had no share repurchases. In the three months ended December 31, 2021, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $97.5 million. The amount reflected as purchased in the consolidated statements of cash flows varies due to the timing of share settlement. As of December 31, 2022, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

The U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $51 million in future potential reductions of U.S. federal, state and foreign cash taxes at the end of the previous fiscal year. These items are primarily for foreign and state net operating losses and credits that generally will be utilized between fiscal 2023 and 2040. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures and other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our fiscal 2023 cash tax rate will be slightly lower than our income tax rate and our cash tax rate in fiscal 2024 will be driven slightly higher than our income tax rate primarily due to the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act.

Our pension plans in the U.S. are overfunded and we have a $453.7 million pension asset on our consolidated balance sheet as of December 31, 2022. We made contributions of $7.6 million to our qualified and supplemental defined benefit pension plans during the three months ended December 31, 2022. Based on current facts and assumptions, we expect to contribute approximately $23 million to our qualified and supplemental defined benefit pension plans in fiscal 2023. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from certain MEPPs, including PIUMPF, and recorded estimated withdrawal liabilities for each. We also have liabilities associated with other MEPPs that we, or legacy companies, have withdrawn from in the past. In fiscal 2023, we expect to pay approximately $12 million a year in withdrawal liabilities, excluding accumulated funding deficiency demands. With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

At December 31, 2022 and September 30, 2022, we had recorded withdrawal liabilities of $212.4 million and $214.7 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. See “Note 6. Retirement Plans — MEPPs” of the Notes to Consolidated Financial Statements for more information regarding these liabilities. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with Multiemployer Pension Plans” in our Fiscal 2022 Form 10-K.

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

Guarantor Summarized Financial Information

WRKCo, Inc. (the “Issuer”), a wholly owned subsidiary of WestRock Company (“Parent”), has issued the following debt securities pursuant to offerings registered under the Securities Act of 1933, as amended (collectively for purposes of this subsection, the “Notes”) (in millions, except percentages):

Aggregate Principal Amount	Stated Coupon Rate	Maturity Date
$500	3.000%	September 2024
$600	3.750%	March 2025
$750	4.650%	March 2026
$500	3.375%	September 2027
$600	4.000%	March 2028
$500	3.900%	June 2028
$750	4.900%	March 2029
$500	4.200%	June 2032
$600	3.000%	June 2033

Upon issuance, the Notes maturing in 2024, 2025, 2027 and March 2028 were fully and unconditionally guaranteed by two other wholly owned subsidiaries of WestRock Company: RKT and MWV, together, (the “Guarantor Subsidiaries”). WestRock Company has also fully and unconditionally guaranteed these Notes. The remaining Notes were issued by the Issuer subsequent to the consummation of the acquisition of KapStone Paper and Packaging Corporation in November 2018 and were fully and unconditionally guaranteed at the time of issuance by the Parent and the Guarantor Subsidiaries. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by the Parent and the Guarantor Subsidiaries (together, the “Guarantors”). Collectively, the Issuer and the Guarantors are the “Obligor Group”.

For additional information regarding the notes, related indentures and other information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Guarantor Summarized Financial Information” in our Fiscal 2022 Form 10-K.

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

SUMMARIZED STATEMENT OF OPERATIONS

Three Months Ended
(In millions)	December 31, 2022

Net sales to unrelated parties	$405.0
Net sales to non-Guarantor Subsidiaries	$310.4
Gross profit	$264.1
Interest expense, net with non-Guarantor Subsidiaries	$(38.4)
Net income and net income attributable to the Obligor Group	$30.1

SUMMARIZED BALANCE SHEETS

(In millions)	December 31, 2022	September 30, 2022

ASSETS
Total current assets	$238.9	$227.4

Noncurrent amounts due from non- Guarantor Subsidiaries	$294.4	$370.1
Other noncurrent assets (1)	1,792.4	1,812.8
Total noncurrent assets	$2,086.8	$2,182.9

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$2,488.5	$2,253.5
Other current liabilities	480.0	144.5
Total current liabilities	$2,968.5	$2,398.0

Noncurrent amounts due to non- Guarantor Subsidiaries	$1,906.2	$3,097.5
Other noncurrent liabilities	7,842.9	6,872.7
Total noncurrent liabilities	$9,749.1	$9,970.2

(1)
Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,576.8 million and $1,601.2 million as of December 31, 2022 and September 30, 2022, respectively.

New Accounting Standards

See “Note 1. Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements.

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

	Three Months Ended
	December 31,
	2022	2021
Earnings per diluted share	$0.18	$0.68
Mahrt mill work stoppage	0.12	—
Restructuring and other items	0.10	0.01
Loss on sale of previously held equity method investment net of deferred taxes	0.09	—
Business systems transformation costs	0.06	—
Purchase accounting inventory related adjustments	0.02	—
Losses at closed facilities, transition and start-up costs	0.01	—
Gain on sale of two uncoated recycled paperboard mills	(0.03)	—
Gain on sale of certain closed facilities	—	(0.04)
Adjusted Earnings Per Diluted Share	$0.55	$0.65

The as reported results in the table below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax expense” and “Consolidated net income”, respectively, as reported on the consolidated statements of income. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to common stockholders (represented in the table below as the as reported results for Consolidated net income (i.e. Net of Tax) less net income attributable to Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2022			December 31, 2021
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
As reported	$55.1	$(8.3)	$46.8	$242.4	$(58.6)	$183.8
Mahrt mill work stoppage (1)	41.6	(10.2)	31.4	—	—	—
Restructuring and other items	33.0	(8.0)	25.0	2.3	(0.5)	1.8
Loss on sale of previously held equity method investment net of deferred taxes (1)	46.8	(22.2)	24.6	—	—	—
Business systems transformation costs (1)	20.2	(4.9)	15.3	—	—	—
Purchase accounting inventory related adjustments (1)	8.5	(2.1)	6.4	—	—	—
Losses at closed facilities, transition and start-up costs (1)	2.5	(0.5)	2.0	0.3	(0.1)	0.2
Gain on sale of two uncoated recycled paperboard mills	(11.1)	2.8	(8.3)	—	—	—
Gain on sale of certain closed facilities	(0.9)	0.2	(0.7)	(14.4)	3.6	(10.8)
Other (1)	0.5	(0.1)	0.4	—	—	—
Adjusted Results	$196.2	$(53.3)	$142.9	$230.6	$(55.6)	$175.0
Noncontrolling interests			(1.5)			(1.5)
Adjusted Net Income			$141.4			$173.5
(1)
These footnoted items represent the "Other adjustments" reported in the additional segment information table in our segment footnote. The “Losses at closed facilities, transition and start-up costs” line for the three months ended December 31, 2022, includes $0.5 million of depreciation and amortization. See “Note 8. Segment Information” for additional information.

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

	Three Months
	December 31,
	2022	2021
Net income attributable to common stockholders	$45.3	$182.3
Adjustments: (1)
Less: Net income attributable to noncontrolling interests	1.5	1.5
Income tax expense	8.3	58.6
Other income, net	(25.2)	(0.2)
Interest expense, net	97.3	86.7
Restructuring and other costs	33.0	2.3
Multiemployer pension withdrawal income	—	(3.3)
Gain on sale of certain closed facilities	(0.9)	(14.4)
Depreciation, depletion and amortization	373.2	366.5
Other adjustments	119.6	0.3
Consolidated Adjusted EBITDA	$652.1	$680.3

(1)
The table above adds back expense or subtracts income for certain financial statement and segment footnote items to compute Consolidated Adjusted EBITDA.

The non-GAAP measure Consolidated Adjusted EBITDA can also be derived by adding together each segment's "Adjusted EBITDA" plus "Non-allocated expenses" from our segment footnote. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the Company’s current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target”, "prospects", “potential” and "forecast", or words of similar import or meaning or refer to future time periods. Forward-looking statements involve estimates, expectations, projections, goals, targets, forecasts, assumptions, risks and uncertainties. A forward-looking statement is not a guarantee of future performance, and actual results could differ materially from those contained in the forward-looking statement.

Forward-looking statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, such as developments related to pricing cycles and volumes; economic, competitive and market conditions generally, including macroeconomic uncertainty, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; intense competition; results and impacts of acquisitions; divestitures as well as risks related to our joint ventures; business disruptions, including from public health crises such as a resurgence of COVID, the occurrence of severe weather or a natural disaster or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair; failure to respond to changing customer preferences; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, and costs related to resolving disputes with third parties with which we work to manage and implement capital projects; risks related to international sales and operations; the production of faulty or contaminated products; the loss of certain customers; adverse legal, reputational, operational and financial effects resulting from cyber incidents and the effectiveness of business continuity plans during a ransomware or other cyber incident; work stoppages and other labor relations difficulties; inability to attract, motivate, train and retain qualified personnel; risks associated with sustainability and climate change, including our ability to achieve ESG targets and goals on announced timelines or at all; our inability to successfully identify and make performance and productivity improvements and risks associated with completing strategic projects on the anticipated timelines and realizing anticipated financial or operational improvements on announced timelines or at all, including with respect to our business systems transformation; risks related to our indebtedness; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; our desire or ability to repurchase company stock; and the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter). Such risks and other factors that may impact forward-looking statements are discussed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The information contained herein speaks as of the date hereof, and the Company does not have or undertake any obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2022 Form 10-K for a discussion of certain of the market risks to which we are exposed. The majority of our more significant risks are associated with our mill operations: sales of containerboard and paperboard, energy, recycled fiber, virgin fiber and freight. The Grupo Gondi Acquisition added approximately 1 million tons of mill capacity to our pre-acquisition mill capacity of approximately 15.2 million tons. Our market risk therefore increased fairly proportionally. In addition, we are exposed to changes in interest rates. Based on the amounts and mix of our fixed and floating rate debt at December 31, 2022, if market interest rates increased an average of 100 basis points, our annual interest expense would increase by approximately $26 million. At December 31, 2022, the notional amount of our natural gas commodity derivatives was 16.9 million MMBtu. Based on our open contracts as of December 31, 2022, the effect of a 10% change in the price per MMBtu, other than for January 2023 which period is already priced, would impact Cost of goods sold by approximately $6 million.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. During the quarter ended December 31, 2022, we completed the Grupo Gondi Acquisition. Subsequent to the Grupo Gondi Acquisition, we have begun integration and controls assessment activities. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information. In accordance with the SEC's published guidance, we plan to exclude these operations from our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal 2023 because we acquired these operations during the fiscal year. SEC rules require that we complete our assessment of the internal control over financial reporting of the acquisition within one year after the date of the acquisition.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements for more information.

Item 1A. RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in the “Risk Factors” section of the Fiscal 2022 Form 10-K. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” section of our Fiscal 2022 Form 10-K.

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

Exhibit 3.3	Second Amended and Restated Bylaws of WestRock Company, effective as of October 27, 2022 (incorporated by reference to Exhibit 3.1 of WestRock’s Current Report on Form 8-K filed on November 2, 2022).

Exhibit 22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020).

Exhibit 31.1*	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by David B. Sewell, Chief Executive Officer and President of WestRock Company.

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

WESTROCK COMPANY
(Registrant)

Date:	February 3, 2023	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)