Form 10-Q
period 2023-03-31
WestRock Co
filed 2023-05-05
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 21, 2023
Common Stock, $0.01 par value	256,130,237

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2023	2022	2023	2022

Net sales	$5,277.6	$5,382.1	$10,200.7	$10,334.3
Cost of goods sold	4,357.3	4,378.4	8,515.2	8,534.0
Gross profit	920.3	1,003.7	1,685.5	1,800.3
Selling, general and administrative expense excluding intangible amortization	498.9	493.1	978.0	946.0
Selling, general and administrative intangible amortization expense	86.2	88.1	172.8	176.1
(Gain) loss on disposal of assets	(8.6)	2.5	(10.3)	(11.4)
Multiemployer pension withdrawal income	—	—	—	(3.3)
Restructuring and other costs	444.7	363.4	477.7	365.7
Goodwill impairment	1,893.0	—	1,893.0	—
Operating (loss) profit	(1,993.9)	56.6	(1,825.7)	327.2
Interest expense, net	(108.4)	(72.5)	(205.7)	(159.2)
Loss on extinguishment of debt	—	(8.2)	—	(8.2)
Pension and other postretirement non-service (cost) income	(6.0)	39.7	(11.0)	79.6
Other (expense) income, net	(17.8)	6.3	7.4	6.5
Equity in income (loss) of unconsolidated entities	4.5	20.6	(31.5)	39.0
(Loss) income before income taxes	(2,121.6)	42.5	(2,066.5)	284.9
Income tax benefit (expense)	116.8	(1.8)	108.5	(60.4)
Consolidated net (loss) income	(2,004.8)	40.7	(1,958.0)	224.5
Less: Net income attributable to noncontrolling interests	(1.3)	(0.8)	(2.8)	(2.3)
Net (loss) income attributable to common stockholders	$(2,006.1)	$39.9	$(1,960.8)	$222.2

Basic (loss) earnings per share attributable to common stockholders	$(7.85)	$0.15	$(7.68)	$0.84
Diluted (loss) earnings per share attributable to common stockholders	$(7.85)	$0.15	$(7.68)	$0.83

Basic weighted average shares outstanding	255.6	263.4	255.2	264.0
Diluted weighted average shares outstanding	255.6	265.3	255.2	266.1

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2023	2022	2023	2022

Consolidated net (loss) income	$(2,004.8)	$40.7	$(1,958.0)	$224.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gain	182.8	129.7	300.3	113.4
Recognition of previously unrealized foreign currency losses on consolidation of equity investment	—	—	29.0	—
Derivatives:
Deferred loss on cash flow hedges	(23.5)	—	(45.3)	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	20.1	—	30.0	—
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during period	—	0.1	—	0.1
Amortization and settlement recognition of net actuarial loss, included in pension cost	10.1	1.5	19.8	2.8
Amortization and settlement recognition of prior service cost, included in pension cost	1.4	1.5	2.8	2.9
Other comprehensive income, net of tax	190.9	132.8	336.6	119.2
Comprehensive (loss) income	(1,813.9)	173.5	(1,621.4)	343.7
Less: Comprehensive income attributable to noncontrolling interests	(1.8)	(1.1)	(3.6)	(2.6)
Comprehensive (loss) income attributable to common stockholders	$(1,815.7)	$172.4	$(1,625.0)	$341.1

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	March 31, 2023	September 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$363.4	$260.2
Accounts receivable (net of allowances of $67.0 and $66.3)	2,814.9	2,683.9
Inventories	2,550.3	2,317.1
Other current assets	1,700.5	689.8
Assets held for sale	169.2	34.4
Total current assets	7,598.3	5,985.4
Property, plant and equipment, net	11,163.0	10,081.4
Goodwill	4,253.0	5,895.2
Intangibles, net	2,759.1	2,920.6
Prepaid pension asset	463.4	440.3
Other noncurrent assets	1,973.6	3,082.6
Total Assets	$28,210.4	$28,405.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$501.6	$212.2
Accounts payable	2,176.8	2,252.1
Accrued compensation and benefits	433.6	627.9
Other current liabilities	1,789.7	810.6
Liabilities held for sale	65.8	—
Total current liabilities	4,967.5	3,902.8
Long-term debt due after one year	9,004.0	7,575.0
Pension liabilities, net of current portion	212.7	189.4
Postretirement benefit liabilities, net of current portion	107.4	105.4
Deferred income taxes	2,605.7	2,761.9
Other noncurrent liabilities	1,644.1	2,445.8
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	7.9	5.5
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 256.1 million and 254.4 million shares outstanding at March 31, 2023 and September 30, 2022, respectively	2.6	2.5
Capital in excess of par value	10,649.3	10,639.4
Retained earnings	110.0	2,214.4
Accumulated other comprehensive loss	(1,118.5)	(1,454.3)
Total stockholders’ equity	9,643.4	11,402.0
Noncontrolling interests	17.7	17.7
Total equity	9,661.1	11,419.7
Total Liabilities and Equity	$28,210.4	$28,405.5

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2023	2022	2023	2022

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	254.6	263.2	254.4	265.0
Issuance of common stock, net of stock received for tax withholdings	1.5	1.2	1.7	1.5
Purchases of common stock	—	(5.1)	—	(7.2)
Balance at end of period	256.1	259.3	256.1	259.3
Common Stock:
Balance at beginning of period	$2.5	$2.6	$2.5	$2.7
Issuance of common stock, net of stock received for tax withholdings	0.1	—	0.1	—
Purchases of common stock	—	—	—	(0.1)
Balance at end of period	2.6	2.6	2.6	2.6
Capital in Excess of Par Value:
Balance at beginning of period	10,652.6	10,996.1	10,639.4	11,058.8
Compensation expense under share-based plans	13.5	24.5	23.1	39.7
Issuance of common stock, net of stock received for tax withholdings	(16.8)	(13.2)	(13.2)	(4.5)
Purchases of common stock	—	(213.9)	—	(300.1)
Other	—	—	—	(0.4)
Balance at end of period	10,649.3	10,793.5	10,649.3	10,793.5
Retained Earnings:
Balance at beginning of period	2,188.3	1,711.2	2,214.4	1,607.9
Net (loss) income attributable to common stockholders	(2,006.1)	39.9	(1,960.8)	222.2
Dividends declared (per share - $0.275, $0.25, $0.55 and $0.50) (1)	(72.2)	(66.1)	(143.6)	(133.7)
Issuance of common stock, net of stock received for tax withholdings	—	(1.8)	—	(2.0)
Purchases of common stock	—	(20.7)	—	(31.9)
Balance at end of period	110.0	1,662.5	110.0	1,662.5
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,308.9)	(1,012.7)	(1,454.3)	(999.1)
Other comprehensive income, net of tax	190.4	132.5	335.8	118.9
Balance at end of period	(1,118.5)	(880.2)	(1,118.5)	(880.2)
Total Stockholders’ equity	9,643.4	11,578.4	9,643.4	11,578.4
Noncontrolling Interests: (2)
Balance at beginning of period	17.8	20.1	17.7	19.7
Net loss	(0.1)	(0.9)	—	(0.5)
Distributions and adjustments to noncontrolling interests	—	(0.5)	—	(0.5)
Balance at end of period	17.7	18.7	17.7	18.7
Total equity	$9,661.1	$11,597.1	$9,661.1	$11,597.1

(1)
Includes cash dividends and dividend equivalent units on certain equity awards.
(2)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the consolidated balance sheets.

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In millions)	2023	2022

Operating activities:
Consolidated net (loss) income	$(1,958.0)	$224.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	769.0	740.1
Deferred income tax benefit	(239.6)	(100.0)
Share-based compensation expense	23.1	39.7
401(k) match and company contribution in common stock	—	2.5
Pension and other postretirement funding more than cost (income)	8.2	(67.3)
Cash surrender value increase in excess of premiums paid	(25.4)	(15.0)
Equity in loss (income) of unconsolidated entities	31.5	(39.0)
Gain on sale of businesses	(11.1)	—
Goodwill impairment	1,893.0	—
Other impairment adjustments	387.7	322.1
Gain on disposal of plant and equipment and other, net	(9.6)	(11.5)
Other, net	(14.3)	5.3
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	170.3	(229.1)
Inventories	(44.8)	(133.4)
Other assets	(49.7)	(152.4)
Accounts payable	(214.3)	64.3
Income taxes	46.7	103.0
Accrued liabilities and other	(212.7)	(111.1)
Net cash provided by operating activities	550.0	642.7
Investing activities:
Capital expenditures	(563.7)	(354.1)
Cash paid for purchase of businesses, net of cash received	(853.5)	(7.0)
Proceeds from corporate owned life insurance	6.7	27.7
Proceeds from sale of businesses	25.9	—
Proceeds from currency forward contracts	23.2	—
Proceeds from sale of property, plant and equipment	18.7	23.0
Proceeds from property, plant and equipment insurance settlement	—	1.7
Other, net	(0.8)	2.1
Net cash used for investing activities	(1,343.5)	(306.6)
Financing activities:
Additions to revolving credit facilities	42.3	—
Repayments of revolving credit facilities	(116.3)	(40.0)
Additions to debt	1,379.1	375.1
Repayments of debt	(516.7)	(416.2)
Changes in commercial paper, net	291.4	224.6
Other debt (repayments) additions, net	(16.1)	4.8
Issuances of common stock, net of related tax withholdings	(16.3)	(9.2)
Purchases of common stock	—	(310.2)
Cash dividends paid to stockholders	(140.3)	(132.1)
Other, net	0.5	15.4
Net cash provided by (used for) financing activities	907.6	(287.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.0)	21.0
Changes in cash, cash equivalents and restricted cash in assets held-for-sale	(8.9)	—
Increase in cash, cash equivalents and restricted cash	103.2	69.3
Cash, cash equivalents and restricted cash at beginning of period	260.2	290.9
Cash, cash equivalents and restricted cash at end of period	$363.4	$360.2

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

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

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they omit certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2022 Form 10-K. The results for the three and six months ended March 31, 2023 are not necessarily indicative of results that may be expected for the full year.

On December 1, 2022, we completed our previously announced acquisition of the remaining 67.7% interest in Gondi, S.A. de C.V. (“Grupo Gondi”) for $969.8 million in cash and the assumption of debt (“Grupo Gondi Acquisition”). We have accounted for this acquisition as a business combination resulting in the consolidation of Grupo Gondi. See “Note 3. Acquisitions” for additional information.

On December 1, 2022, we sold our Eaton, IN, and Aurora, IL uncoated recycled paperboard mills for $50 million, subject to a working capital adjustment. We received proceeds of $25 million, a preliminary working capital settlement of $0.9 million and are financing the remaining $25 million. Pursuant to the terms of the sale agreement, we transferred the control of these mills to the buyer and recorded a pre-tax gain on sale of $11.1 million recorded in Other (expense) income, net in our consolidated statements of operations.

In November 2022, we announced our entry into a definitive agreement to divest our interior partitions converting operations (our ownership interest in RTS Packaging, LLC) and to sell our Chattanooga, TN uncoated recycled paperboard mill to our joint venture partner for $330 million, subject to a working capital adjustment. The transaction is expected to close in fiscal 2023, subject to the satisfaction of closing conditions, including the receipt of regulatory approval. Accordingly, the related assets and liabilities have been reported in the consolidated balance sheet as of March 31, 2023 as assets and liabilities held for sale. See “Note 4. Held for Sale” for additional information.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

See “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information, including recoveries ($15 million in fiscal 2021 and $57.2 million in fiscal 2022) and resiliency efforts and objectives.

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 “Revenue from Contracts with Customers” (“ASC 606”). This ASU aims to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for us), including interim periods therein, with early adoption permitted. We early adopted the provisions of ASU 2021-08 beginning October 1, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs could be adopted after their respective issuance dates through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. We are in the process of reviewing and updating our contracts to a new reference rate. We have been addressing the LIBOR transition in our applicable debt facilities and have completed the transition on all

Notes to Consolidated Financial Statements (Unaudited) (Continued)

of our significant facilities. See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information on our recent credit facility changes. We adopted the provisions of this optional guidance beginning October 1, 2022. The adoption of these ASUs did not have a material impact on our consolidated financial statements.

New Accounting Standards — Recently Issued

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements”. This ASU requires all lessees to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control at the end of the lease. This update is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for us), including interim periods therein, with early adoption permitted in any annual or interim period as of the beginning of the related fiscal year. We are evaluating the impact of this ASU.

In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This ASU requires that all entities that use supplier finance programs in connection with the purchase of goods and services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for us), except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for us), each with early adoption permitted. We are evaluating the impact of this ASU.

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

The following tables summarize our disaggregated revenue by primary geographical markets (in millions):

	Three Months Ended March 31, 2023
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$2,001.6	$741.7	$1,056.3	$260.3	$(84.6)	$3,975.3
Canada	138.0	134.5	54.4	2.8	(1.8)	327.9
Latin America	485.0	12.5	35.1	44.2	(3.8)	573.0
EMEA (1)	2.8	304.5	11.4	—	(0.2)	318.5
Asia Pacific	—	71.9	11.0	—	—	82.9
Total	$2,627.4	$1,265.1	$1,168.2	$307.3	$(90.4)	$5,277.6

(1)
Europe, Middle East and Africa ("EMEA")

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended March 31, 2023
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$3,975.1	$1,444.7	$2,079.0	$537.0	$(156.1)	$7,879.7
Canada	275.1	258.2	99.9	6.2	(3.3)	636.1
Latin America	710.5	64.2	68.7	85.6	(5.1)	923.9
EMEA	4.1	564.4	22.5	—	(0.3)	590.7
Asia Pacific	—	148.6	21.7	—	—	170.3
Total	$4,964.8	$2,480.1	$2,291.8	$628.8	$(164.8)	$10,200.7

	Three Months Ended March 31, 2022
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$2,068.1	$720.0	$1,376.3	$319.1	$(85.8)	$4,397.7
Canada	145.9	128.4	62.2	3.8	(2.0)	338.3
Latin America	104.7	48.3	65.0	39.4	(0.1)	257.3
EMEA	0.3	277.0	17.6	—	—	294.9
Asia Pacific	—	76.9	17.0	—	—	93.9
Total	$2,319.0	$1,250.6	$1,538.1	$362.3	$(87.9)	$5,382.1

	Six Months Ended March 31, 2022
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$4,037.1	$1,368.3	$2,589.4	$603.7	$(168.2)	$8,430.3
Canada	286.3	242.7	120.1	7.3	(3.3)	653.1
Latin America	212.3	93.8	113.3	76.1	(0.2)	495.3
EMEA	3.3	529.1	33.5	—	(0.1)	565.8
Asia Pacific	—	155.4	34.4	—	—	189.8
Total	$4,539.0	$2,389.3	$2,890.7	$687.1	$(171.8)	$10,334.3

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

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning balance - October 1, 2022	$244.0	$13.9
Increase (decrease)	13.9	(1.6)
Ending balance - March 31, 2023	$257.9	$12.3

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

Grupo Gondi Acquisition

On December 1, 2022, we completed our previously announced acquisition of the remaining 67.7% interest in Grupo Gondi. Grupo Gondi is a leading integrated producer of fiber-based sustainable packaging solutions that

Notes to Consolidated Financial Statements (Unaudited) (Continued)

operates four paper mills, nine corrugated packaging plants and six high graphic plants throughout Mexico, producing sustainable packaging for a wide range of end markets in the region. This tuck-in acquisition is expected to provide us with further geographic and end market diversification as well as position us to continue to grow in the attractive Latin American market.

See below for a summary of the purchase consideration transferred as defined under ASC 805 (in millions):

Purchase Consideration
Cash consideration transferred for 67.7% interest	$969.8
Fair value of the previously held interest	403.7
Settlement of preexisting relationships (net receivable from Grupo Gondi)	40.2
Purchase consideration transferred	$1,413.7

In connection with the transaction, in the first quarter of fiscal 2023 we recognized a $46.8 million non-cash, pre-tax loss (or $24.6 million after release of a related deferred tax liability) on our original 32.3% investment. The loss is reflected in the Equity in income (loss) of unconsolidated entities line item in our consolidated statements of operations and included the write-off of historical foreign currency translation adjustments previously recorded in Accumulated other comprehensive loss in our consolidated balance sheet, as well as the difference between the fair value of the consideration paid and the carrying value of our prior ownership interest. The fair value of our previously held interest in Grupo Gondi was estimated to be $403.7 million at the acquisition date based on the cash consideration exchanged for acquiring the 67.7% of equity interest adjusted for the deemed payment of a control premium. This step-acquisition provided us with 100% control of Grupo Gondi and we met the other requirements under ASC 805 to be accounted for using the acquisition method of accounting. We have included the financial results of the acquired operations in our Corrugated Packaging segment. Post acquisition, sales to Grupo Gondi are eliminated from Global Paper results.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Grupo Gondi Acquisition by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2023 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amounts Recognized as of Acquisition Date (as Adjusted) (2)
Cash and cash equivalents	$116.3	$—	$116.3
Current assets, excluding cash and cash equivalents	697.0	(1.6)	695.4
Property, plant and equipment	1,380.3	15.2	1,395.5
Goodwill	231.2	2.1	233.3
Other noncurrent assets	101.4	(0.1)	101.3
Total assets acquired	2,526.2	15.6	2,541.8

Current portion of debt (3)	13.2	0.5	13.7
Current liabilities, excluding debt	384.8	0.4	385.2
Long-term debt due after one year (3)	591.4	14.7	606.1
Pension liabilities, net of current portion	35.2	—	35.2
Deferred income taxes	69.8	—	69.8
Other noncurrent liabilities	18.1	—	18.1
Total liabilities assumed	1,112.5	15.6	1,128.1
Net assets acquired	$1,413.7	$—	$1,413.7

(1)
The measurement period adjustments recorded in fiscal 2023 did not have a significant impact on our consolidated statements of operations for the three and six months ended March 31, 2023.
(2)
The measurement period adjustments were primarily due to refinements to the carrying amounts of certain assets and liabilities. The net impact of the measurement period adjustments resulted in a net increase in goodwill.
(3)
Includes $494.8 million of Grupo Gondi debt that we assumed and repaid in connection with the closing of the Grupo Gondi Acquisition. The remaining balance relates to current and long-term portions of finance leases.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

We continue to analyze the estimated values of all assets acquired and liabilities assumed including, among other things, finalizing third-party valuations; therefore, the allocation of the purchase price remains preliminary and subject to revision.

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

Note 4. Held For Sale

In November 2022, we announced our entry into a definitive agreement to divest our interior partitions converting operations (our ownership interest in RTS Packaging, LLC) and to sell our Chattanooga, TN uncoated recycled paperboard mill to our joint venture partner for $330 million, subject to a working capital adjustment. The transaction is expected to close in fiscal 2023, subject to the satisfaction of closing conditions, including the receipt of regulatory approval. Accordingly, the related assets and liabilities have been reported in the consolidated balance sheet as of March 31, 2023 as assets and liabilities held for sale. We discontinued recording depreciation and amortization while the assets are held for sale. We have also measured the disposal groups classified as held for sale at the lower of their carrying amount or fair value less cost to sale, noting no impairment. We determined that the disposal groups classified as held for sale do not meet the criteria for classification as discontinued operations.

Net assets and liabilities held for sale at March 31, 2023 and September 30, 2022 were $103.4 million and $34.4 million, respectively. Net assets held for sale at March 31, 2023, include $71.1 million for the divestiture outlined above and $32.3 million related to closed facilities. The net assets held for sale at March 31, 2023 associated with the divestiture consisted primarily of $42.0 million of property, plant and equipment, net and $24.9 million of goodwill. Net assets held for sale of $34.4 million at September 30, 2022 were related to closed facilities.

Note 5. Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $444.7 million and $477.7 million for the three and six months ended March 31, 2023, respectively, and $363.4 million and $365.7 million for the three and six months ended March 31, 2022, respectively. Of these costs, $346.5 million and $322.1 million for the six months ended March 31, 2023 and 2022, respectively were non-cash. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Restructuring	$441.2	$362.9	$457.5	$365.0
Other	3.5	0.5	20.2	0.7
Restructuring and other costs	$444.7	$363.4	$477.7	$365.7

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

We are committed to improving our return on invested capital as well as maximizing the performance of our assets. In the second quarter of fiscal 2023, we recorded charges of $415.3 million associated with our decision to permanently cease operations at our North Charleston, SC containerboard mill. We expect to cease operations on August 31, 2023. These charges are included in the table below in the Global Paper segment. We expect to record future restructuring charges, primarily associated with carrying costs and contract terminations. The mill’s annual production capacity was 550,000 tons, approximately two-thirds of which was shipped to external customers of the Global Paper segment. The remaining one-third of the mill’s production was utilized internally at our converting plants in our Corrugated Packaging segment. The mill’s operations were expected to require significant capital investment to maintain and improve going forward. By closing this mill, significant capital that would have been required to keep the mill competitive in the future is expected to be deployed to improve key assets.

The table below also includes various impairments and other charges, including $355.1 million associated with our second quarter of fiscal 2022 decision to permanently cease operations at our Panama City, FL mill. In addition, the table reflects the fourth quarter of fiscal 2022 decision to permanently close the corrugated medium manufacturing operations at the St. Paul, MN mill. In the second quarter of fiscal 2022, we cancelled our plans to shut down a bleached paperboard machine at our Evadale, TX mill and reversed certain employee and other accrued restructuring charges. See “Note 4. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and six months ended March 31, 2023 and 2022, the cumulative recorded amount since we started the initiatives and our estimate of the total we expect to incur, which is subject to a number of assumptions and actual results may differ (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022	Cumulative	Total Expected
Corrugated Packaging
PP&E and related costs	$4.3	$—	$4.3	$—	$8.0	$8.0
Severance and other employee costs	3.6	4.4	5.3	4.0	15.0	15.0
Other restructuring costs	0.1	0.1	0.2	0.4	6.3	12.2
Restructuring total	$8.0	$4.5	$9.8	$4.4	$29.3	$35.2

Consumer Packaging
PP&E and related costs	$—	$—	$—	$—	$2.2	$2.2
Severance and other employee costs	2.2	1.3	8.6	3.1	33.5	33.5
Other restructuring costs	(0.2)	0.1	(0.5)	0.1	9.8	9.8
Restructuring total	$2.0	$1.4	$8.1	$3.2	$45.5	$45.5

Global Paper
PP&E and related costs	$344.0	$344.4	$342.9	$344.4	$715.3	$715.3
Severance and other employee costs	19.3	10.7	19.1	10.7	30.5	39.8
Other restructuring costs	63.0	—	69.0	—	85.2	232.1
Restructuring total	$426.3	$355.1	$431.0	$355.1	$831.0	$987.2

Distribution
Severance and other employee costs	$1.0	$—	$1.0	$—	$1.1	$1.1
Other restructuring costs	0.1	—	0.1	—	1.1	1.1
Restructuring total	$1.1	$—	$1.1	$—	$2.2	$2.2

Corporate
PP&E and related costs	$0.2	$0.3	$0.6	$1.2	$11.4	$11.4
Severance and other employee costs	1.7	—	3.9	—	7.8	7.8
Other restructuring costs	1.9	1.6	3.0	1.1	7.5	7.5
Restructuring total	$3.8	$1.9	$7.5	$2.3	$26.7	$26.7

Total
PP&E and related costs	$348.5	$344.7	$347.8	$345.6	$736.9	$736.9
Severance and other employee costs	27.8	16.4	37.9	17.8	87.9	97.2
Other restructuring costs	64.9	1.8	71.8	1.6	109.9	262.7
Restructuring total	$441.2	$362.9	$457.5	$365.0	$934.7	$1,096.8

We define “PP&E and related costs” as used in this Note 5 primarily as property, plant and equipment write-downs, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, related parts and supplies on such assets, and deferred major maintenance costs, if any. We define "Other restructuring costs" as facility carrying costs, equipment and inventory relocation costs, lease or other contract termination costs, and other items, including impaired intangibles attributable to our restructuring actions.

Other Costs

Our other costs consist of acquisition, integration and divestiture costs. We incur costs when we acquire or divest businesses. Acquisition costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees, as well as litigation costs associated with those activities. We incur integration costs pre- and post-acquisition that reflect work performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and such costs primarily consist of professional services and

Notes to Consolidated Financial Statements (Unaudited) (Continued)

labor. Divestiture costs consist primarily of similar professional fees. We consider acquisition, integration and divestiture costs to be corporate costs regardless of the segment or segments involved in the transaction.

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Acquisition costs	$1.2	$0.2	$12.2	$0.4
Integration costs	1.8	0.2	6.1	0.2
Divestiture costs	0.5	0.1	1.9	0.1
Other total	$3.5	$0.5	$20.2	$0.7

Acquisition costs in the table above include transaction costs related to the acquisition of the remaining interest in Grupo Gondi, as well as other matters.

Accruals

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our consolidated statements of operations (in millions):

	Six Months Ended
	March 31,
	2023	2022
Accrual at beginning of fiscal year	$25.2	$13.4
Additional accruals	40.2	17.6
Payments	(18.9)	(4.0)
Adjustment to accruals	(2.5)	(0.3)
Accrual at March 31	$44.0	$26.7

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Six Months Ended
	March 31,
	2023	2022
Additional accruals and adjustments to accruals (see table above)	$37.7	$17.3
PP&E and related costs	347.8	345.6
Severance and other employee costs	0.2	0.5
Acquisition costs	12.2	0.4
Integration costs	6.1	0.2
Divestiture costs	1.9	0.1
Other restructuring costs	71.8	1.6
Total restructuring and other costs	$477.7	$365.7

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for more information regarding our involvement with retirement plans.

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and recorded a withdrawal liability and a liability for our proportionate share of PIUMPF’s accumulated funding deficiency. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF's accumulated funding deficiency. In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency along with interest, liquidated damages and attorney's fees. We believe we are adequately reserved for this matter. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information on our MEPPs and see “Note 17. Commitments and Contingencies — Other Litigation” for additional information on the litigation.

At March 31, 2023 and September 30, 2022, we had recorded withdrawal liabilities of $213.1 million and $214.7 million, respectively, including liabilities associated with PIUMPF's accumulated funding deficiency demands.

Pension and Postretirement Cost (Income)

The following table presents a summary of the components of net pension cost (income) (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Service cost	$7.9	$12.7	$15.4	$25.2
Interest cost	64.4	47.3	128.1	94.7
Expected return on plan assets	(75.5)	(92.5)	(151.3)	(185.0)
Amortization of net actuarial loss	14.7	2.2	29.2	4.4
Amortization of prior service cost	1.9	2.1	4.0	4.2
Settlement loss	—	0.2	—	0.2
Company defined benefit plan cost (income)	13.4	(28.0)	25.4	(56.3)
Multiemployer and other plans	0.4	0.4	0.7	0.7
Net pension cost (income)	$13.8	$(27.6)	$26.1	$(55.6)

The non-service elements of our pension and postretirement cost set forth in this Note 6 are reflected in the consolidated statements of operations line item “Pension and other postretirement non-service (cost) income”. The service cost components are reflected in “Cost of goods sold” and “Selling, general and administrative expense excluding intangible amortization” line items.

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Service cost	$0.2	$0.2	$0.4	$0.5
Interest cost	1.8	1.6	3.6	3.1
Amortization of net actuarial gain	(1.2)	(0.4)	(2.3)	(0.8)
Amortization of prior service credit	(0.1)	(0.2)	(0.3)	(0.4)
Net postretirement cost	$0.7	$1.2	$1.4	$2.4

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Employer Contributions

During the three and six months ended March 31, 2023, we made contributions to our qualified and supplemental defined benefit pension plans of $7.4 million and $15.0 million, respectively, and for the three and six months ended March 31, 2022 we made contributions of $6.2 million and $10.3 million, respectively.

During the three and six months ended March 31, 2023, we funded an aggregate of $2.1 million and $3.6 million, respectively, to our other postretirement benefit plans and for the three and six months ended March 31, 2022 we funded an aggregate of $1.9 million and $3.1 million, respectively.

Note 7. Income Taxes

The effective tax rate for the three and six months ended March 31, 2023 was 5.5% and 5.3%, respectively. The effective tax rates were impacted by (i) the tax effects of the goodwill impairment, (ii) the tax effects related to the Grupo Gondi Acquisition (iii) research and development and other tax credits (iv) the inclusion of state taxes, (v) income derived from certain foreign jurisdictions subject to higher tax rates and (vi) the exclusion of tax benefits related to losses recorded by certain foreign operations.

The effective tax rate for the three and six months ended March 31, 2022 was 4.2% and 21.2%, respectively. The effective tax rates were impacted by (i) research and development tax credits, partially offset by (ii) the inclusion of state taxes, (iii) income derived from certain foreign jurisdictions subject to higher tax rates and (iv) the exclusion of tax benefits related to losses recorded by certain foreign operations. The lower tax rate in the three months ended March 31, 2022 was primarily due to the disproportionate impact of research and development tax credits due to reduced pre-tax income as a result of restructuring and other costs in the period.

During the six months ended March 31, 2023 and March 31, 2022, cash paid for income taxes, net of refunds, was $86.2 million and $55.8 million, respectively.

Note 8. Segment Information

We report our financial results of operations in the following four reportable segments:

•
Corrugated Packaging, which substantially consists of our integrated corrugated converting operations and generates its revenues primarily from the sale of corrugated containers and other corrugated products, including the acquired Grupo Gondi operations;
•
Consumer Packaging, which consists of our integrated consumer converting operations and generates its revenues primarily from the sale of consumer packaging products such as folding cartons, interior partitions and other consumer products;
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

In the second quarter of fiscal 2023, we finalized our segment reporting assessment and included the results of the Grupo Gondi operations in our Corrugated Packaging segment, which is consistent with our internal operational structure and how the Company’s chief operating decision maker ("CODM") allocates resources and assesses financial performance. See “Note 3. Acquisitions” for additional information. As part of this assessment, we also moved certain existing consumer converting operations in Latin America into our Corrugated Packaging segment in line with how we are managing the business effective January 1, 2023. We did not recast prior year results related to these operations as they were not material. Grupo Gondi results for the month of December have been recast and are reflected in the Corrugated Packaging segment.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Adjusted EBITDA is our measure of segment profitability in accordance with ASC 280, “Segment Reporting” because it is used by our CODM to make decisions regarding allocation of resources and to assess segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pre-tax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: gain on sale of certain closed facilities, multiemployer pension withdrawal income, restructuring and other costs, goodwill impairment, non-allocated expenses, interest expense, net, loss on extinguishment of debt, other (expense) income, net, and other adjustments - each as outlined in the table below ("Adjusted EBITDA"). Management believes excluding these items is useful in the evaluation of operating performance from period to period because these items are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The tables in this Note 8 show selected financial data for our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales (aggregate):
Corrugated Packaging	$2,627.4	$2,319.0	$4,964.8	$4,539.0
Consumer Packaging	1,265.1	1,250.6	2,480.1	2,389.3
Global Paper	1,168.2	1,538.1	2,291.8	2,890.7
Distribution	307.3	362.3	628.8	687.1
Total	$5,368.0	$5,470.0	$10,365.5	$10,506.1
Less net sales (intersegment):
Corrugated Packaging	$81.6	$78.5	$150.0	$152.7
Consumer Packaging	7.5	6.9	12.2	12.9
Distribution	1.3	2.5	2.6	6.2
Total	$90.4	$87.9	$164.8	$171.8
Net sales (unaffiliated customers):
Corrugated Packaging	$2,545.8	$2,240.5	$4,814.8	$4,386.3
Consumer Packaging	1,257.6	1,243.7	2,467.9	2,376.4
Global Paper	1,168.2	1,538.1	2,291.8	2,890.7
Distribution	306.0	359.8	626.2	680.9
Total	$5,277.6	$5,382.1	$10,200.7	$10,334.3
Adjusted EBITDA:
Corrugated Packaging	$407.5	$328.7	$736.9	$617.6
Consumer Packaging	218.6	205.8	401.9	375.1
Global Paper	187.1	308.6	344.4	541.0
Distribution	9.3	28.0	20.1	34.5
Total	822.5	871.1	1,503.3	1,568.2
Depreciation, depletion and amortization	(395.8)	(373.6)	(769.0)	(740.1)
Gain on sale of certain closed facilities	8.9	—	9.8	14.4
Multiemployer pension withdrawal income	—	—	—	3.3
Restructuring and other costs	(444.7)	(363.4)	(477.7)	(365.7)
Goodwill impairment	(1,893.0)	—	(1,893.0)	—
Non-allocated expenses	(33.9)	(17.2)	(62.6)	(34.0)
Interest expense, net	(108.4)	(72.5)	(205.7)	(159.2)
Loss on extinguishment of debt	—	(8.2)	—	(8.2)
Other (expense) income, net	(17.8)	6.3	7.4	6.5
Other adjustments	(59.4)	—	(179.0)	(0.3)
(Loss) income before income taxes	$(2,121.6)	$42.5	$(2,066.5)	$284.9

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Additional selected financial data (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Depreciation, depletion and amortization:
Corrugated Packaging	$211.2	$166.9	$403.4	$333.9
Consumer Packaging	85.5	90.1	169.6	176.4
Global Paper	91.2	109.8	180.3	216.0
Distribution	6.9	5.8	13.8	11.6
Corporate	1.0	1.0	1.9	2.2
Total	$395.8	$373.6	$769.0	$740.1

Other adjustments:
Corrugated Packaging	$4.7	$(6.4)	$54.5	$(6.4)
Consumer Packaging	28.0	7.5	59.6	7.7
Global Paper	9.1	(1.1)	26.6	(1.0)
Corporate	17.6	—	38.3	—
Total	$59.4	$—	$179.0	$0.3

Equity in income (loss) of unconsolidated entities:
Corrugated Packaging	$4.0	$20.6	$(31.8)	$35.6
Consumer Packaging	—	—	—	3.4
Global Paper	0.5	—	0.3	—
Total	$4.5	$20.6	$(31.5)	$39.0

Other adjustments in the table above for the three months ended March 31, 2023 consist primarily of:

•
incremental work stoppage costs at our Mahrt mill of $27.2 million pre-tax in the Consumer Packaging segment and $9.0 million pre-tax in the Global Paper segment,
•
business systems transformation costs in Corporate of $17.5 million, and
•
acquisition accounting inventory-related adjustments of $4.6 million in Corrugated Packaging.

Other adjustments in the table above for the six months ended March 31, 2023 consist primarily of:

•
a $46.8 million non-cash, pre-tax loss in the Corrugated Packaging segment related to Grupo Gondi as discussed in “Note 3. Acquisitions”,
•
incremental work stoppage costs at our Mahrt mill of $58.5 million pre-tax in the Consumer Packaging segment and $19.3 million pre-tax in the Global Paper segment,
•
business systems transformation costs in Corporate of $37.7 million, and
•
acquisition accounting inventory-related adjustments of $7.6 million and $5.5 million in the Corrugated Packaging and Global Paper segments, respectively.

See “Note 5. Restructuring and Other Costs” for additional information on how the Restructuring and other costs relate to our reportable segments.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

We allocate the assets and capital expenditures of our mill system across our reportable segments because the benefits of vertical integration are reflected in the reportable segment that ultimately sells the associated paper and packaging products to external customers. The following tables reflect such allocation (in millions):

	March 31, 2023	September 30, 2022
Assets:
Corrugated Packaging	$13,066.0	$11,382.5
Consumer Packaging	6,647.0	6,704.5
Global Paper	5,151.1	7,039.2
Distribution	813.5	863.0
Assets held for sale	169.2	34.4
Corporate	2,363.6	2,381.9
Total	$28,210.4	$28,405.5

Intangibles, net:
Corrugated Packaging	$608.2	$648.4
Consumer Packaging	1,460.9	1,523.5
Global Paper	563.8	612.6
Distribution	126.2	136.1
Total	$2,759.1	$2,920.6

Equity method investments:
Corrugated Packaging	$78.6	$479.3
Consumer Packaging	0.6	0.5
Global Paper	1.2	0.5
Corporate	0.1	0.1
Total	$80.5	$480.4

The decrease in equity method investments compared to September 30, 2022, was due to the Grupo Gondi Acquisition in December 2022. See “Note 3. Acquisitions” for additional information.

	Six Months Ended
	March 31,
	2023	2022
Capital expenditures:
Corrugated Packaging	$241.7	$156.7
Consumer Packaging	125.5	67.9
Global Paper	144.1	108.8
Distribution	7.6	2.5
Corporate	44.8	18.2
Total	$563.7	$354.1

The changes in the carrying amount of goodwill during the six months ended March 31, 2023 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Total
Balance as of Sep. 30, 2022	$2,802.8	$1,588.4	$1,366.5	$137.5	$5,895.2
Goodwill impairment	(514.3)	—	(1,378.7)	—	(1,893.0)
Acquisitions	233.3	—	—	—	233.3
Divestitures	—	(7.4)	(4.1)	—	(11.5)
Transferred to assets held for sale	—	(24.9)	—	—	(24.9)
Translation and other adjustments	71.9	(35.4)	16.3	1.1	53.9
Balance as of Mar. 31, 2023
Goodwill	$3,108.0	$1,520.7	$1,378.7	$138.6	$6,146.0
Accumulated impairment losses	(514.3)	—	(1,378.7)	—	(1,893.0)
	$2,593.7	$1,520.7	$-	$138.6	$4,253.0

Notes to Consolidated Financial Statements (Unaudited) (Continued)

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. Due to the sustained decrease in our market capitalization and the further deterioration of macroeconomic conditions, including the impact of soft demand, pricing pressure and elevated inflation, which negatively affected our long-term forecasts in certain segments, we concluded that impairment indicators existed for the second quarter of fiscal 2023. As a result, we completed an interim quantitative goodwill impairment test in conjunction with our normal quarterly reporting process. Consistent with past practice, the estimated fair value of our reporting units was determined using a combination of the present value of expected cash flows (“income approach”) and the guideline public company method (“market approach”). These fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. We have not made any material changes to our impairment loss assessment methodology in the past three fiscal years. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information regarding our goodwill policy and testing.

As a result of this interim goodwill impairment analysis, we recorded a pre-tax, non-cash impairment charge of $1,893.0 million ($1,829.8 million after-tax) in the second quarter; $1,378.7 million in the Global Paper reportable segment and $514.3 million in the Corrugated Packaging reportable segment. As of March 31, 2023, after reflecting the impairment charges, the Corrugated Packaging, Consumer Packaging and Distribution reporting units had goodwill of $2,593.7 million, $1,520.7 million, and $138.6 million, respectively. Goodwill associated with the Global Paper reporting unit had been written off in its entirety as of March 31, 2023.

Following the interim goodwill impairment analysis, our Consumer Packaging and Distribution reporting units had fair values that exceeded their carrying values by approximately 23% and 15%, respectively; and the fair value of our Corrugated Packaging reporting unit approximated its carrying value. Because the fair values of the Corrugated Packaging and Distribution reporting units are not substantially more than their carrying values, these reporting units have greater risk of future impairments should we experience adverse changes in our assumptions, estimates, or market factors. The discount rates used in the impairment analysis for our reporting units ranged from 9.5% to 13.5%. Our perpetual growth rates ranged from 0.0% to 1.0%. Had we concluded it was appropriate to increase the discount rate used to estimate the fair values of the Consumer Packaging and Distribution reporting units by 100 basis points, the fair values of each of these reporting units would have continued to exceed their carrying values.

If the assumptions, estimates, and market factors underlying our fair value determinations change adversely, we may be exposed to additional impairment charges, particularly with respect to the Corrugated Packaging and Distribution reporting units, which could be material. Additionally, there are certain risks inherent to our operations as described in Item 1A. “Risk Factors” herein and in our Fiscal 2022 Form 10-K that could affect our estimates and assumptions in the future.

Our long-lived assets, including intangible assets remain recoverable. See “Note 5. Restructuring and Other Costs” for additional information on long-lived asset write-offs included in restructuring charges recorded in conjunction with our decision to permanently cease operations at the North Charleston, SC containerboard mill.

Note 9. Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest expense	$(134.3)	$(84.9)	$(253.2)	$(183.2)
Interest income	25.9	12.4	47.5	24.0
Interest expense, net	$(108.4)	$(72.5)	$(205.7)	$(159.2)

Cash paid for interest, net of amounts capitalized, of $213.5 million and $176.0 million were made during the six months ended March 31, 2023 and March 31, 2022, respectively.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

The components of inventories were as follows (in millions):

	March 31, 2023	September 30, 2022
Finished goods and work in process	$1,187.4	$1,102.4
Raw materials	1,234.2	1,135.9
Spare parts and supplies	568.8	529.6
Inventories at FIFO cost	2,990.4	2,767.9
LIFO reserve	(440.1)	(450.8)
Net inventories	$2,550.3	$2,317.1

Note 11. Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	March 31, 2023	September 30, 2022
Property, plant and equipment at cost:
Land and buildings	$3,101.4	$2,646.4
Machinery and equipment	17,970.4	16,592.5
Forestlands	100.8	95.7
Transportation equipment	23.3	24.2
Leasehold improvements	104.9	103.4
	21,300.8	19,462.2
Less: accumulated depreciation, depletion and amortization	(10,137.8)	(9,380.8)
Property, plant and equipment, net	$11,163.0	$10,081.4

Accrued additions to property, plant and equipment at March 31, 2023 and September 30, 2022 were $139.5 million and $223.2 million, respectively.

Note 12. Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. We have not changed the valuation techniques for measuring the fair value of any financial assets or liabilities during the fiscal year. See “Note 12. Fair Value” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for more information. We disclose the fair value of our long-term debt in “Note 13. Debt”. We disclose the fair value of our derivative instruments in “Note 15. Derivatives”. We disclose the fair value of our pension and postretirement assets and liabilities in “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K.

Financial Instruments Not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, certain other current assets, short-term debt, accounts payable, certain other

Notes to Consolidated Financial Statements (Unaudited) (Continued)

current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.

Nonrecurring Fair Value Measurements

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they become subject to fair value remeasurement upon obtaining control due to a step-up acquisition or when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, right-of-use (“ROU”) assets related to operating or finance leases, and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In the second quarter of fiscal 2023, we recorded a $1.9 billion pre-tax, non-cash goodwill impairment charge. See “Note 8. Segment Information” for additional information. See “Note 5. Restructuring and Other Costs” for impairments associated with restructuring activities including the impairment of our North Charleston, SC containerboard mill in the second quarter of fiscal 2023 and our Panama City, FL mill in the second quarter of fiscal 2022 and other such similar items presented as “PP&E and related costs”. Fair value of the remaining land, building and improvements was determined based on a third-party appraisal. During the three and six months ended March 31, 2023 and 2022, we did not have any significant nonfinancial assets or liabilities, other than goodwill and restructuring, that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

The following table presents a summary of these accounts receivable sales agreements for the six months ended March 31, 2023 and March 31, 2022 (in millions):

	Six Months Ended
	March 31,
	2023	2022
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(1,426.9)	(1,454.3)
Receivables collected by financial institutions	1,432.0	1,410.9
Cash (payments to) proceeds from financial institutions	(5.1)	43.4
Receivable from financial institutions at March 31	$—	$—

Receivables sold under these accounts receivable sales agreements as of the respective balance sheet dates were approximately $719.6 million and $724.7 million as of March 31, 2023 and September 30, 2022, respectively.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Cash proceeds related to the receivables sold are included in Net cash provided by operating activities in the consolidated statements of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $13.3 million and $24.2 million for the three and six months ended March 31, 2023, respectively, and $3.2 million and $5.4 million for the three and six months ended March 31, 2022, and is recorded in “Other (expense) income, net” in the consolidated statements of operations. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Note 13. Debt

The public bonds issued by WRKCo Inc. ("WRKCo"), WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”) are guaranteed by WestRock and have cross-guarantees between the three companies. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt and to the obligations of our non-debtor/guarantor subsidiaries. The industrial development bonds associated with the finance lease obligations of MWV are guaranteed by the Company and certain of its subsidiaries. At March 31, 2023, all of our debt was unsecured with the exception of our Receivables Securitization Facility (as defined below) and finance lease obligations.

The following table shows the carrying value of the individual components of our debt (in millions):

	March 31, 2023	September 30, 2022
Public bonds due fiscal 2024 to 2028	$3,435.6	$3,433.4
Public bonds due fiscal 2029 to 2033	2,746.5	2,753.3
Public bonds due fiscal 2037 to 2047	177.5	177.8
Revolving credit and swing facilities	218.1	286.3
Term loan facilities	1,597.1	598.2
Receivables securitization	375.0	—
Commercial paper	291.4	—
International and other debt	125.0	127.6
Finance lease obligations	410.9	287.5
Vendor financing and commercial card programs	128.5	123.1
Total debt	9,505.6	7,787.2
Less: current portion of debt	501.6	212.2
Long-term debt due after one year	$9,004.0	$7,575.0

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with these covenants as required by these facilities and were in compliance with them at March 31, 2023.

The estimated fair value of our debt was approximately $9.2 billion as of March 31, 2023 and $7.3 billion at September 30, 2022. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and either is primarily based on quoted prices for those or similar instruments, or approximates their carrying amount, as the variable interest rates reprice frequently at observable current market rates.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information on our debt, interest rates on that debt, as well as the status of the LIBOR transition in our applicable debt facilities.

Revolving Credit Facilities

Revolving Credit Facility

On July 7, 2022, we entered into a credit agreement (the "Revolving Credit Agreement") that included a five-year senior unsecured revolving credit facility in an aggregate amount of $2.3 billion, consisting of a $1.8 billion U.S. revolving facility and a $500 million multicurrency revolving facility (collectively, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and multicurrency agent. The Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Revolving Credit Agreement. At March 31, 2023 and September 30, 2022, there were no amounts outstanding under the facility.

European Revolving Credit Facilities

On July 7, 2022, we entered into a credit agreement (the "European Revolving Credit Agreement") with Coöperatieve Rabobank U.A., New York Branch, as administrative agent. The European Revolving Credit Agreement provides for a three-year senior unsecured revolving credit facility in an aggregate amount of €700.0 million and includes an incremental €100.0 million accordion feature (the “European Revolving Credit Facility”). The European Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the European Revolving Credit Agreement. At March 31, 2023 and September 30, 2022, we had borrowed €200.0 million ($218.1 million) and €270.0 million ($265.0 million), respectively.

Term Loan Facilities

Farm Loan Credit Facility

On July 7, 2022, we amended and restated the prior credit agreement (the “Farm Credit Facility Agreement”) with CoBank, ACB, as administrative agent. The Farm Credit Facility Agreement provides for a seven-year senior unsecured term loan facility in an aggregate principal amount of $600 million (the “Farm Credit Facility”). At any time, we have the ability to request an increase in the principal amount by up to $400 million by written notice. The Farm Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Farm Credit Facility Agreement. The carrying value of this facility at March 31, 2023 and September 30, 2022 was $598.4 million and $598.2 million, respectively.

Delayed Draw Term Facility

On August 18, 2022, we amended the Revolving Credit Agreement (the “Amended Credit Agreement”) to add a three-year senior unsecured delayed draw term loan facility with an aggregate principal amount of up to $1.0 billion (the “Delayed Draw Term Facility”) that could be drawn in a single draw through May 31, 2023. On November 28, 2022, in connection with the Grupo Gondi Acquisition, we drew upon the facility in full. The Delayed Draw Term Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Amended Credit Agreement. We have the option to extend the maturity date by one year with full lender consent. The one-year maturity extension would cost a fee of 20 basis points. The carrying value of this facility at March 31, 2023 was $998.7 million.

Receivables Securitization Facility

On February 28, 2023, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), primarily to extend the maturity to February 27, 2026 and to complete the transition from LIBOR to Term SOFR. Term SOFR loans will be subject to a credit spread adjustment equal to 0.10% per annum. No other changes were made to the rates in the agreement. The used borrowing rate spread above base remains at 0.90%, and the unused rate remains at 0.25% or 0.35%, dependent on whether the amount borrowed is above or below 50% of the maximum borrowing limit, respectively. At March 31, 2023 and September 30, 2022, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Facility, were $700.0 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2023 and September 30, 2022 were approximately $1,222.1 million and $1,390.5 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At March 31, 2023 and September 30, 2022, there was $375.0 million and no amount outstanding under this facility, respectively.

Commercial Paper

On December 7, 2018, we established an unsecured commercial paper program with WRKCo as the issuer. Under the program, we may issue senior short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At March 31, 2023, we had issued $291.4 million in commercial paper. At September 30, 2022, there was no amount outstanding.

International and Other Debt

Brazil Export Credit Note

On January 18, 2021, we entered into a credit agreement to provide for R$500.0 million of a senior unsecured term loan of WestRock Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. The outstanding amount of the principal is being repaid in equal, semiannual installments beginning on January 19, 2023 until the facility matures on January 19, 2026. The proceeds borrowed are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. Loans issued under the facility bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 2.50%. At March 31, 2023 and September 30, 2022, there was R$428.6 million ($83.6 million) outstanding and R$500.0 million ($92.7 million) outstanding, respectively.

Note 14. Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $99.3 million and $196.6 million during the three and six months ended March 31, 2023, respectively. Our total lease cost, net was $87.1 million and $169.8 million during the three and six months ended March 31, 2022, respectively. We obtained $69.8 million and $63.4 million of ROU assets in exchange for lease liabilities during the six months ended March 31, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Consolidated Balance Sheet Caption	March 31, 2023	September 30, 2022
Operating leases:
Operating lease right-of-use asset	Other noncurrent assets	$657.3	$699.6

Current operating lease liabilities	Other current liabilities	$198.6	$191.9
Noncurrent operating lease liabilities	Other noncurrent liabilities	505.7	551.1
Total operating lease liabilities		$704.3	$743.0

Finance leases:
Property, plant and equipment		$314.8	$177.4
Accumulated depreciation		(49.5)	(37.3)
Property, plant and equipment, net		$265.3	$140.1

Current finance lease liabilities	Current portion of debt	$22.3	$14.5
Noncurrent finance lease liabilities	Long-term debt due after one year	388.6	273.0
Total finance lease liabilities		$410.9	$287.5

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

We have designated certain natural gas commodity contracts as cash flow hedges for accounting purposes. Therefore, the entire change in fair value of the financial derivative instrument is reported as a component of other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Fair value measurements for our natural gas commodity derivatives are classified under level 2 because such measurements are estimated based on observable inputs such as commodity future prices. Approximately three-fourths of our natural gas purchases for our U.S. and Canadian mill operations are tied to NYMEX. Our natural gas hedging positions are entered in layers over multiple months and up to 12 months in advance to achieve a targeted hedging volume of up to 80% of our anticipated NYMEX-based natural gas purchases. However, we may modify our strategy based on our assessment of market conditions.

For financial derivative instruments that are not designated as accounting hedges, the entire change in fair value of the financial instrument is reported immediately in current period earnings.

The following table sets forth the outstanding notional amounts related to our derivative instruments (in millions):

	Metric	March 31, 2023	September 30, 2022
Designated cash flow hedges:
Natural gas commodity contracts	MMBtu	21.3	18.3

Undesignated derivatives:
Foreign currency contracts (1)	Mexican pesos	—	8,000.0

(1)
At September 30, 2022, the outstanding foreign currency exchange contract was related to the purchase of 8.0 billion Mexican pesos ($389.9 million) for refinancing Grupo Gondi's external debt upon the Grupo Gondi Acquisition on December 1, 2022.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the location and fair values of our derivative instruments (in millions):

	Consolidated Balance Sheet Caption	March 31, 2023	September 30, 2022
Designated cash flow hedges:
Natural gas commodity contracts	Other current liabilities (1)	$32.3	$12.0

Undesignated derivatives:
Foreign currency contracts	Other current assets	$—	$3.4
(1)
At September 30, 2022, liability positions by counterparty were partially offset by $2.3 million of asset positions where we had an enforceable right of netting.

The following table sets forth gains (losses) recognized in accumulated other comprehensive loss, net of tax for cash flow hedges (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Natural gas commodity contracts	$(3.4)	$—	$(15.3)	$—

The following table sets forth amounts of gains (losses) recognized in the consolidated statements of operations for cash flow hedges reclassified from accumulated other comprehensive loss (in millions):

		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Consolidated Statement of Operations Caption	2023	2022	2023	2022
Natural gas commodity contracts	Cost of goods sold	$(26.8)	$—	$(40.0)	$—

The following table sets forth amounts of gains (losses) recognized in the consolidated statements of operations for derivatives not designated as hedges (in millions):

		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Consolidated Statement of Operations Caption	2023	2022	2023	2022
Foreign currency contracts	Other (expense) income, net	$—	$—	$19.7	$—

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

The restricted assets and non-recourse liabilities held by special purpose entities are included in the consolidated balance sheets in the following (in millions):

	March 31, 2023	September 30, 2022
Other current assets	$867.9	$—
Other noncurrent assets	$381.1	$1,253.0

Other current liabilities	$782.5	$—
Other noncurrent liabilities	$330.2	$1,117.8

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The decrease in Other noncurrent assets and Other noncurrent liabilities subsequent to September 30, 2022 reflects one of the installment notes becoming current in December 2022.

Note 17. Commitments and Contingencies

Health and Safety

Our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures. The health and safety of our team members is our most important responsibility, and our goal is to create a 100% safe work environment for our team members. Our safety strategy focuses on People, Process, Prevention and Performance. We have established safety policies, programs, procedures and training for our manufacturing operations. We seek to reduce exposures and eliminate life changing events through engagement, execution of targeted, results-driven activities, and implementation of systems that promote continuous improvement. We also are implementing Human Organizational Performance throughout the organization to create more resilient and safer workplaces.

We are subject to a broad range of foreign, federal, state and local laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. Failure to comply with health and safety laws and regulations, or any permits and authorizations required thereunder, could subject us to fines or other sanctions, corrective action requirements and litigation or reputational damage. We have incurred, and will continue to incur, capital expenditures to meet our health and safety compliance requirements, as well as to continually improve our safety systems. We believe that future compliance with occupational health and safety laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows.

The global impact of COVID has affected our operational and financial performance to varying degrees. The extent of the effects of future public health crises, including a resurgence of COVID, or related containment measures and government responses, are highly uncertain and cannot be predicted.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Environmental regulations in the U.S. and Canada will require our power boilers at certain WestRock mills to meet more stringent nitrogen oxide (“NOx”) emission standards beginning in 2026. In the U.S., the Environmental Protection Agency recently finalized a regulation, known as the “Good Neighbor” Plan, that is intended to reduce ozone-forming emissions of nitrogen oxides from industrial facilities in 20 states during the ozone season (May through September). In Canada, the government is implementing the Multi-Sector Air Pollutants Regulation, which establishes tighter NOx limits for boilers and heaters in several industries, including pulp and paper. Our preliminary analysis indicates that to meet these new requirements, we need to reduce NOx emissions from nine power boilers at four mills in the U.S. and one in Canada. Our environmental and engineering teams are working on strategies for meeting these new limits. Based on our initial assessment, we do not believe the costs of compliance will be material.

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

As of March 31, 2023, we had $7.7 million reserved for environmental liabilities on an undiscounted basis, of which $1.4 million is included in Other noncurrent liabilities and $6.3 million is included in Other current liabilities, on the consolidated balance sheets, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at March 31, 2023.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$695 million ($136 million) as of March 31, 2023, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, which excludes certain penalties, is included in the unrecognized tax benefits table in our Fiscal 2022 Form 10-K, see “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Other Litigation

During fiscal 2018, we submitted formal notification to withdraw from the PIUMPF and recorded a liability associated with the withdrawal. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF's accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We began making monthly payments for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands, which we dispute. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency, including interest. In July 2021, the PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro-rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney's fees. We believe we are adequately reserved for this matter. See “Note 5. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for more information regarding our withdrawal liabilities.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2023, there were approximately 700 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have an adverse effect on our results of operations, financial condition or cash flows. At March 31, 2023, we had $12.2 million reserved for these matters.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019 and 2020, the Supreme Court of Brazil rendered favorable decisions on eight of our cases granting us the right to recover certain state value added tax. In response, the tax authorities in Brazil filed a Motion of Clarification with the Supreme Court of Brazil. Based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and allowed us to recover tax amounts collected by the government. We recorded estimated recoveries across several periods beginning in the fourth quarter of

Notes to Consolidated Financial Statements (Unaudited) (Continued)

fiscal 2019 as we reviewed the documents and the amount became estimable. In May 2021, the Supreme Court of Brazil judged the Motion of Clarification and concluded on the gross methodology, which was consistent with our evaluation and that of our tax and legal advisors. We are monitoring the statuses of our remaining cases, and subject to the resolution in the courts, we may record additional amounts in future periods. See “Note 17. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for information related to our previously recorded estimated recoveries.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of March 31, 2023, we had recorded $0.8 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 18. Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our outstanding common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, representing approximately 10% of our outstanding Common Stock, plus any unutilized shares left from the July 2015 authorization. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. Pursuant to the programs, in the six months ended March 31, 2023, we had no share repurchases. In the six months ended March 31, 2022, we repurchased approximately 7.2 million shares of our Common Stock for an aggregate cost of $332.1 million. The amount reflected as purchased in the consolidated statements of cash flows varies due to the timing of share settlement. As of March 31, 2023, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended March 31, 2023 and March 31, 2022 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2022	$(9.1)	$(741.6)	$(703.6)	$(1,454.3)
Other comprehensive (loss) income before reclassifications	(45.3)	—	299.7	254.4
Amounts reclassified from accumulated other comprehensive loss	30.0	22.4	29.0	81.4
Net current period other comprehensive (loss) income	(15.3)	22.4	328.7	335.8
Balance at March 31, 2023	$(24.4)	$(719.2)	$(374.9)	$(1,118.5)

(1)
All amounts are net of tax and noncontrolling interests.

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2021	$(0.2)	$(536.5)	$(462.4)	$(999.1)
Other comprehensive income before reclassifications	—	0.1	113.4	113.5
Amounts reclassified from accumulated other comprehensive loss	—	5.4	—	5.4
Net current period other comprehensive income	—	5.5	113.4	118.9
Balance at March 31, 2022	$(0.2)	$(531.0)	$(349.0)	$(880.2)

(1)
All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 26% to 27% for the six months ended March 31, 2023 and 25% to 26% for the six months ended March 31, 2022. Although we are impacted by the exchange rates of a number of currencies to varying degrees by period, our foreign currency translation adjustments recorded in accumulated other comprehensive loss for the six months ended March 31, 2023 were primarily due to gains in the Mexican Peso, British Pound, Brazilian Real and Czech Koruna, each against the U.S. dollar. Foreign currency translation adjustments recorded in accumulated other comprehensive loss for the six months ended March 31, 2022 were primarily due to gains in the Brazilian Real, Canadian dollar and Mexican Peso, partially offset by losses in the British Pound, each against the U.S. dollar.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(13.2)	$3.3	$(9.9)	$(1.9)	$0.5	$(1.4)
Prior service costs (2)	(1.9)	0.5	(1.4)	(1.9)	0.5	(1.4)
Subtotal defined benefit plans	(15.1)	3.8	(11.3)	(3.8)	1.0	(2.8)

Derivative Instruments: (1)
Natural gas commodity hedge loss (3)	(26.8)	6.7	(20.1)	—	—	—

Total reclassifications for the period	$(41.9)	$10.5	$(31.4)	$(3.8)	$1.0	$(2.8)

(1)
Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)
Included in the computation of net periodic pension cost. See “Note 6. Retirement Plans” for additional details.
(3)
These accumulated other comprehensive loss components are included in Cost of goods sold.

	Six Months Ended			Six Months Ended
	March 31, 2023			March 31, 2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(26.5)	$6.9	$(19.6)	$(3.5)	$0.9	$(2.6)
Prior service costs (2)	(3.8)	1.0	(2.8)	(3.8)	1.0	(2.8)
Subtotal defined benefit plans	(30.3)	7.9	(22.4)	(7.3)	1.9	(5.4)

Foreign currency translation adjustments: (1)
Recognition of previously unrealized foreign currency losses on consolidation of equity investment (3)	(29.0)	—	(29.0)	—	—	—

Derivative Instruments: (1)
Natural gas commodity hedge loss (4)	(40.0)	10.0	(30.0)	—	—	—

Total reclassifications for the period	$(99.3)	$17.9	$(81.4)	$(7.3)	$1.9	$(5.4)

(1)
Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)
Included in the computation of net periodic pension cost. See “Note 6. Retirement Plans” for additional details.
(3)
Amount reflected in Equity in income (loss) of unconsolidated entities in the consolidated statements of operations.
(4)
These accumulated other comprehensive loss components are included in Cost of goods sold.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(2,006.1)	$39.9	$(1,960.8)	$222.2
Less: Distributed and undistributed income available to participating securities	—	(0.1)	—	(0.1)
Distributed and undistributed (loss) income available to common stockholders	$(2,006.1)	$39.8	$(1,960.8)	$222.1

Denominator:
Basic weighted average shares outstanding	255.6	263.4	255.2	264.0
Effect of dilutive stock options and non- participating securities	—	1.9	—	2.1
Diluted weighted average shares outstanding	255.6	265.3	255.2	266.1

Basic (loss) earnings per share attributable to common stockholders	$(7.85)	$0.15	$(7.68)	$0.84
Diluted (loss) earnings per share attributable to common stockholders	$(7.85)	$0.15	$(7.68)	$0.83

Approximately 2.5 million and 0.4 million shares underlying awards in the three months ended March 31, 2023 and 2022, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Approximately 2.8 million and 0.4 million shares underlying awards in the six months ended March 31, 2023 and 2022, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

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

Presentation

Due to the timing of the Grupo Gondi Acquisition, it was not practicable to allocate the results of Grupo Gondi to our operating segments for the first quarter of fiscal 2023. As a result, we included the results for December 2022 in "Other unallocated". In the second quarter of fiscal 2023, we finalized our segment reporting assessment and included the results of Grupo Gondi in our Corrugated Packaging segment, which is consistent with our internal operational structure and how the CODM allocates resources and assesses financial performance. Grupo Gondi results for the month of December have been recast and are reflected in the Corrugated Packaging segment. As part of this assessment, we also moved certain existing consumer converting operations in Latin America into our Corrugated Packaging segment in line with how we are managing the business effective January 1, 2023. We did not recast prior year results related to these operations as they were not material. However, we have disclosed those impacts in the respective results of operations section below.

We report our financial results of operations in four reportable segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. Our measure of segment profitability for each reportable segment is Adjusted EBITDA because it is the measure used by our CODM to make decisions regarding allocation of resources and to assess segment performance. See “Note 8. Segment Information” for additional information.

On December 1, 2022, we completed our previously announced acquisition of the remaining 67.7% interest in Grupo Gondi for $969.8 million in cash and the assumption of debt. We have accounted for this acquisition as a business combination resulting in consolidation of Grupo Gondi. In connection with the transaction, we recognized a $46.8 million non-cash, pre-tax loss that was partially offset by a write-off of $22.2 million of deferred taxes. The loss represents the write-off of historical foreign currency translation adjustments recorded in Accumulated other comprehensive loss, as well as the difference between the fair value of the consideration paid and the carrying value of our prior ownership interest. We have included the financial results of the acquired operations in our Corrugated Packaging segment. See “Note 3. Acquisitions” for additional information.

On December 1, 2022, we sold our Eaton, IN and Aurora, IL uncoated recycled paperboard mills and recorded a pre-tax gain on sale of $11.1 million recorded in Other income, net in our consolidated statements of operations. See “Note 1. Basis of Presentation and Significant Accounting Policies” for additional information.

Business Systems Transformation

In the fourth quarter of fiscal 2022, we launched a multi-year phased business systems transformation project that is expected to cost approximately $0.5 to $0.6 billion. The investment will replace much of our existing disparate systems and transition them to a standardized enterprise resource planning (“ERP”) system on a cloud-based platform, as well as a suite of other complementing technologies, across approximately 85% to 90% of our footprint based on net sales. Approximately 85% of the project spend is expected to be related to the implementation of the

ERP, including process definition, standardization and simplification, with the remaining costs primarily related to the implementation of complementing technologies.

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

We expect approximately half of the estimated $0.5 to $0.6 billion investment will represent incremental operating costs to be adjusted in our Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share non-GAAP measures over the course of the project, with substantially all such costs being recorded within SG&A (as hereinafter defined) in the consolidated statements of operations. These non-GAAP adjustments would not include any cash operating costs that are expected to continue to recur after the business systems transformation project is completed.

In fiscal 2023, we expect the aggregate investment in our business systems transformation to be approximately $160 million. We expect approximately $120 million to be expensed when incurred, of which approximately 95% would be adjusted from Net Income for our non-GAAP financial measures. Approximately $40 million is expected to be deferred or capitalized and amortized over future periods as the project is deployed.

EXECUTIVE SUMMARY

Net sales of $5,277.6 million for the second quarter of fiscal 2023 decreased $104.5 million, or 1.9%, compared to the second quarter of fiscal 2022. This decrease was primarily due to lower volumes and unfavorable foreign exchange rates, which were partially offset by higher selling price/mix and increased sales due to the Grupo Gondi Acquisition.

Net loss attributable to common stockholders was $2,006.1 million for the second quarter of fiscal 2023 compared to net income of $39.9 million in the second quarter of fiscal 2022. The loss was primarily driven by a $1.9 billion goodwill impairment charge, $81.3 million of higher restructuring costs and $35.9 million of higher interest expense, net. In addition, we experienced net cost inflation, lower volumes, the impact of economic downtime and prior year mill closures, increased non-cash pension costs, costs associated with the Mahrt mill work stoppage and business systems transformation costs. Consolidated Adjusted EBITDA of $788.6 million for the second quarter of fiscal 2023 decreased $65.3 million, or 7.6%, from $853.9 million in the second quarter of fiscal 2022.

(Loss) earnings per diluted share, which included the impact of the $1.9 billion impairment of goodwill, was a loss of $7.85 in the three months ended March 31, 2023 and earnings of $0.15 in the three months ended March

31, 2022. Adjusted Earnings Per Diluted Share were $0.77 and $1.17 in the three months ended March 31, 2023 and 2022, respectively. See the discussion and tables under “Non-GAAP Financial Measures” below with respect to Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share.

Net cash provided by operating activities in the six months ended March 31, 2023 and March 31, 2022 was $550.0 million and $642.7 million, respectively. The decrease was primarily due to lower earnings, partially offset by $154.2 million of reduced working capital usage compared to the prior year period. During the six months ended March 31, 2023, we invested $563.7 million in capital expenditures and returned $140.3 million in capital to stockholders in dividend payments. During the six months ended March 31, 2023, debt increased $1,718.4 million, primarily due to the Grupo Gondi Acquisition. See “Note 3. Acquisitions” for additional information.

Expectations for the Third Quarter of Fiscal 2023

In the third quarter of fiscal 2023, we expect sequential volume improvement, offset by the flow-through of previously published price decreases. We expect to continue balancing our supply with our customers’ demand. We also expect scheduled mill maintenance outages, resulting in approximately 121,000 tons of maintenance downtime, slightly below the second quarter of fiscal 2023. We expect unfavorable non-cash pension expense of approximately $40 million driven by higher interest rates and market volatility. We further expect sequential natural gas deflation of approximately 30%, higher recycled fiber costs and moderately lower virgin fiber, chemicals and freight costs. We also plan to continue our efforts to drive cost savings related to our transformation initiatives, as we target over $250 million in such savings, excluding the impacts of economic downtime and inflation, in fiscal 2023.

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

See “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information, including recoveries ($15 million in fiscal 2021 and $57.2 million in fiscal 2022) and resiliency efforts and objectives.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three and six months ended March 31, 2023 and March 31, 2022 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$5,277.6	$5,382.1	$10,200.7	$10,334.3
Cost of goods sold	4,357.3	4,378.4	8,515.2	8,534.0
Gross profit	920.3	1,003.7	1,685.5	1,800.3
Selling, general and administrative expense excluding intangible amortization	498.9	493.1	978.0	946.0
Selling, general and administrative intangible amortization expense	86.2	88.1	172.8	176.1
(Gain) loss on disposal of assets	(8.6)	2.5	(10.3)	(11.4)
Multiemployer pension withdrawal income	—	—	—	(3.3)
Restructuring and other costs	444.7	363.4	477.7	365.7
Goodwill impairment	1,893.0	—	1,893.0	—
Operating (loss) profit	(1,993.9)	56.6	(1,825.7)	327.2
Interest expense, net	(108.4)	(72.5)	(205.7)	(159.2)
Loss on extinguishment of debt	—	(8.2)	—	(8.2)
Pension and other postretirement non-service (cost) income	(6.0)	39.7	(11.0)	79.6
Other (expense) income, net	(17.8)	6.3	7.4	6.5
Equity in income (loss) of unconsolidated entities	4.5	20.6	(31.5)	39.0
(Loss) income before income taxes	(2,121.6)	42.5	(2,066.5)	284.9
Income tax benefit (expense)	116.8	(1.8)	108.5	(60.4)
Consolidated net (loss) income	(2,004.8)	40.7	(1,958.0)	224.5
Less: Net income attributable to noncontrolling interests	(1.3)	(0.8)	(2.8)	(2.3)
Net (loss) income attributable to common stockholders	$(2,006.1)	$39.9	$(1,960.8)	$222.2

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022	$4,952.2	$5,382.1	$10,334.3	$5,519.7	$5,402.5	$21,256.5
Fiscal 2023	$4,923.1	$5,277.6	$10,200.7
% Change	(0.6)%	(1.9)%	(1.3)%

Net sales in the second quarter of fiscal 2023 decreased $104.5 million compared to the second quarter of fiscal 2022. This decrease was primarily due to lower volumes and unfavorable foreign exchange rates, which were largely offset by higher selling price/mix and increased sales due to the Grupo Gondi Acquisition.

Net sales in the six months ended March 31, 2023 decreased $133.6 million compared to the prior year period. This decrease was primarily due to lower volumes and unfavorable foreign exchange rates, which were largely offset by higher selling price/mix and increased sales due to the Grupo Gondi Acquisition.

The change in net sales by reportable segment is outlined below for each reportable segment.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022	$4,155.6	$4,378.4	$8,534.0	$4,360.3	$4,341.5	$17,235.8
(% of Net Sales)	83.9%	81.4%	82.6%	79.0%	80.4%	81.1%

Fiscal 2023	$4,157.9	$4,357.3	$8,515.2
(% of Net Sales)	84.5%	82.6%	83.5%

The $21.1 million decrease in cost of goods sold in the second quarter of fiscal 2023 compared to the prior year quarter was primarily due to lower volumes that was partially offset by the impact of increased net cost inflation. Net cost inflation consisted primarily of higher wage and benefit costs, energy costs net of hedges, chemicals, virgin fiber and freight costs, which were partially offset by lower recycled fiber costs.

The $18.8 million decrease in cost of goods sold in the six months ended March 31, 2023 compared to the prior year period was primarily due to lower volumes that was partially offset by the impact of increased net cost inflation. Net cost inflation consisted primarily of higher wage and benefit costs, energy costs net of hedges, freight, chemicals and virgin fiber costs, which were partially offset by lower recycled fiber costs.

See “Note 15. Derivatives” of the Notes to Consolidated Financial Statements for more information on our natural gas hedges. We discuss our operations in greater detail below for each reportable segment, as applicable.

Selling, General and Administrative Expense Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022	$452.9	$493.1	$946.0	$504.3	$482.3	$1,932.6
(% of Net Sales)	9.1%	9.2%	9.2%	9.1%	8.9%	9.1%

Fiscal 2023	$479.1	$498.9	$978.0
(% of Net Sales)	9.7%	9.5%	9.6%

Selling, general and administrative expense (“SG&A”) excluding intangible amortization increased $5.8 million in the second quarter of fiscal 2023 compared to the prior year quarter. The increase was primarily due to $19.3 million of business systems transformation costs incurred in the second quarter of fiscal 2023 and increased travel and entertainment expense of $8.7 million, which were partially offset by $23.9 million of lower compensation and benefit costs.

SG&A excluding intangible amortization increased $32.0 million in the six months ended March 31, 2023 compared to the prior year period. The increase was primarily due to $41.0 million of business systems transformation costs incurred in the first six months of fiscal 2023 and increased travel and entertainment expense of $15.5 million, which were partially offset by $29.3 million of lower compensation and benefit costs.

Selling, General and Administrative Intangible Amortization Expense

SG&A intangible amortization expense was $86.2 million and $88.1 million in the second quarter of fiscal 2023 and 2022, respectively. SG&A intangible amortization expense was $172.8 million and $176.1 million in the six months ended March 31, 2023 and 2022, respectively.

(Gain) Loss on Disposal of Assets

In the three and six months ended March 31, 2023, we recorded a gain on disposal of assets of $8.6 million and $10.3 million, respectively. In the three and six months ended March 31, 2022, we recorded a loss on disposal of assets of $2.5 million and a gain on disposal of assets of $11.4 million, respectively, the gain was primarily due to the sale of a previously closed facility.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $444.7 million and $363.4 million in the second quarter of fiscal 2023 and 2022, respectively, and $477.7 million and $365.7 million in the six months ended March 31, 2023 and 2022, respectively. Of these costs, $346.5 million and $322.1 million for the six months ended March 31, 2023 and 2022, respectively were non-cash. The charges in the second quarter of fiscal 2023 were primarily associated with our decision to permanently cease operations at our North Charleston, SC containerboard mill. The charges in the second quarter of fiscal 2022 were primarily associated with our decision to permanently cease operations at our Panama City, FL mill.

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

Goodwill Impairment

In the three and six months ended March 31, 2023, we recorded a pre-tax, non-cash goodwill impairment of $1,893.0 million, with $1,378.7 million and $514.3 million in the Global Paper and Corrugated Packaging reportable segments, respectively. The impairment is not included in Adjusted EBITDA of our segments. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements for additional information, including the disclosure of our critical accounting estimate related to goodwill.

Interest Expense, net

Interest expense, net for the second quarter of fiscal 2023 was $108.4 million compared to $72.5 million for the prior year quarter. Interest expense, net increased in the current year period primarily due to higher interest rates on debt in the current year period and increased debt associated with the Grupo Gondi Acquisition. Additionally, the three months ended March 31, 2022 included a $14.6 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities for the change in interest rates.

Interest expense, net for the six months ended March 31, 2023 was $205.7 million compared to $159.2 million for the prior year period. The increase is primarily due to higher interest rates on debt in the current year period and increased debt associated with the Grupo Gondi Acquisition. Additionally, the six months ended March 31, 2022 also included a $14.6 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities as noted above.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for each of the second quarter and six months ended March 31, 2022 was $8.2 million related to our March 22, 2022 redemption of $350 million aggregate principal amount of our 4.00% senior notes due March 2023.

Pension and Other Postretirement Non-Service (Cost) Income

Pension and other postretirement non-service cost for the second quarter of fiscal 2023 were $6.0 million compared to income of $39.7 million for the second quarter of fiscal 2022. Pension and other postretirement non-service cost for the six months ended March 31, 2023 were $11.0 million compared to income of $79.6 million for the six months ended March 31, 2022. The higher costs in fiscal 2023 were primarily due to higher interest rates driving the decrease in plan asset balances used to determine the expected return on plan assets for fiscal 2023 compared to greater plan assets used to determine the expected return in the prior year. Customary pension and other postretirement cost (income) are included in our segment results. See “Note 6. Retirement Plans” of the Notes to Consolidated Financial Statements for more information.

Other (Expense) Income, net

Other (expense) income, net for the second quarter of fiscal 2023 was expense of $17.8 million compared to income of $6.3 million in the second quarter of fiscal 2022. Other (expense) income, net primarily included an unfavorable $9.8 million impact of foreign currency, $10.1 million of increased expense in connection with the sale of receivables and a $2.9 million loss on investment, each as compared to the second quarter of fiscal 2022.

Other (expense) income, net for the six months ended March 31, 2023 was income of $7.4 million compared to income of $6.5 million for the first half of fiscal 2022. The first half of fiscal 2023 included a $19.7 million gain on foreign currency exchange contract derivatives entered into in anticipation of the Grupo Gondi Acquisition and an $11.1 million gain on the sale of our Eaton, IN and Aurora, IL uncoated recycled paperboard mills, partially offset by other loss on investments of $4.0 million. Additionally, Other (expense) income, net primarily included a $18.8 million of increased expense in connection with the sale of receivables and an unfavorable $2.7 million impact of foreign currency, each as compared to the first half of fiscal 2022.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities for the second quarter of fiscal 2023 was income of $4.5 million compared to income of $20.6 million for the second quarter of fiscal 2022, respectively. The change year-over-year was due to no longer recording equity income after the purchase of our remaining interest in Grupo Gondi and softer performance by a displays joint venture in the second quarter of fiscal 2023.

Equity in income (loss) of unconsolidated entities for the six months ended March 31, 2023 was a loss of $31.5 million compared to income of $39.0 million for the six months ended March 31, 2022, respectively. The loss in the six months ended March 31, 2023 was driven by a $46.8 million non-cash, pre-tax loss to recognize the write-off of historical foreign currency translation adjustments recorded in Accumulated other comprehensive loss, as well as the difference between the fair value of the consideration paid for the Grupo Gondi Acquisition and the carrying value of our prior ownership interest. Additionally, as noted above, the change year-over-year was due to no longer recording equity income after the purchase of our remaining interest in Grupo Gondi and softer performance by a displays joint venture. See “Note 3. Acquisitions” for additional information.

Provision for Income Taxes

We recorded an income tax benefit of $116.8 million for the three months ended March 31, 2023 compared to $1.8 million of expense for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 was 5.5%, while the effective tax rate for the three months ended March 31, 2022 was 4.2%. The low tax rate in the second quarter of fiscal 2023 was primarily due to the tax effects related to the goodwill impairment while the low tax rate in the prior year period was primarily due to the disproportionate impact of research and development tax credits due to reduced pre-tax income as a result of restructuring and other costs in the period.

We recorded an income tax benefit of $108.5 million for the six months ended March 31, 2023 compared to $60.4 million of expense for the six months ended March 31, 2022. The effective tax rate for the six months ended March 31, 2023 was 5.3%, while the effective tax rate for the six months ended March 31, 2022 was 21.2%. The low tax rate in the first half of fiscal 2023 was primarily due to the tax effects related to the goodwill impairment.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Corrugated Packaging Shipments - thousands of tons (1)	1,621.0	1,646.3	3,267.4	1,635.8	1,567.9	6,471.1
North American Corrugated Packaging Shipments - BSF	24.5	24.7	49.2	24.5	23.4	97.1
North American Corrugated Packaging Per Shipping Day - MMSF	401.0	385.8	393.2	389.3	365.5	385.2

Fiscal 2023
Corrugated Packaging Shipments - thousands of tons (2)	1,548.8	1,748.2	3,296.9
North American Corrugated Packaging Shipments - BSF	22.4	22.4	44.8
North American Corrugated Packaging Per Shipping Day - MMSF	373.2	349.5	361.0
(1)
In the first quarter of fiscal 2023, fiscal 2022 Corrugated Packaging Shipments were revised by an immaterial amount.
(2)
In the second quarter of fiscal 2023, we finalized our segment reporting assessment and included the results of the acquired Grupo Gondi operations in our Corrugated Packaging segment. Accordingly, we updated the Corrugated Packaging shipments beginning in the first quarter of fiscal 2023 to include the acquired Grupo Gondi operations.

Corrugated Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$2,220.0	$288.9	13.0%
Second Quarter	2,319.0	328.7	14.2
Six Months Ended March 31, 2022	4,539.0	617.6	13.6
Third Quarter	2,382.5	385.2	16.2
Fourth Quarter	2,386.1	383.9	16.1
Total	$9,307.6	$1,386.7	14.9%

Fiscal 2023
First Quarter	$2,337.4	$329.4	14.1%
Second Quarter	2,627.4	407.5	15.5
Six Months Ended March 31, 2023	$4,964.8	$736.9	14.8%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $308.4 million in the second quarter of fiscal 2023 compared to the prior year quarter. The increase primarily consisted of $328.4 million of sales from the acquired Grupo Gondi operations, $153.1 million of higher selling price/mix and $39.8 million associated with the converting operations formerly in the Consumer Packaging segment, which were partially offset by $220.8 million of lower volumes, excluding the acquisition.

Net sales for the Corrugated Packaging segment increased $425.8 million in the six months ended March 31, 2023 compared to the prior year period. The increase primarily consisted of $430.6 million of sales from the acquired

Grupo Gondi operations, $357.1 million of higher selling price/mix and $39.8 million associated with the converting operations formerly in the Consumer Packaging segment, which were partially offset by $409.8 million of lower volumes.

Adjusted EBITDA — Corrugated Packaging Segment

Corrugated Packaging segment Adjusted EBITDA in the second quarter of fiscal 2023 increased $78.8 million compared to the prior year quarter primarily due to an estimated $154.5 million margin impact from higher selling price/mix and $28.4 million of cost savings. These items were partially offset by an estimated $71.8 million impact of economic downtime and prior year mill closures, an estimated $44.5 million of increased net cost inflation and $35.9 million of lower volumes. Additionally, we had $48.1 million of other net favorable items that consisted primarily of $50.2 million from the acquired Grupo Gondi operations and $6.6 million associated with the converting operations formerly in the Consumer Packaging segment that were partially offset by $8.8 million of lower equity in income of unconsolidated entities excluding Grupo Gondi and $8.5 million of higher non-cash pension costs.

Corrugated Packaging segment Adjusted EBITDA in the six months ended March 31, 2023 increased $119.3 million compared to the prior year period primarily due to an estimated $360.5 million margin impact from higher selling price/mix and $45.8 million of cost savings. These items were partially offset by an estimated $154.4 million impact of economic downtime and prior year mill closures, an estimated $123.5 million of increased net cost inflation and $70.5 million of lower volumes. Additionally, we had $61.4 million of other net favorable items that consisted primarily of $64.6 million from the acquired Grupo Gondi operations and $6.6 million associated with converting operations formerly in the Consumer Packaging segment that were partially offset by $16.4 million of higher non-cash pension costs and $10.5 million of lower equity in income of unconsolidated entities excluding Grupo Gondi.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Consumer Packaging Shipments - thousands of tons	374.2	401.3	775.5	399.3	391.4	1,566.2

Fiscal 2023
Consumer Packaging Shipments - thousands of tons	360.2	356.3	716.5

Consumer Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$1,138.7	$169.3	14.9%
Second Quarter	1,250.6	205.8	16.5
Six Months Ended March 31, 2022	2,389.3	375.1	15.7
Third Quarter	1,270.2	234.9	18.5
Fourth Quarter	1,305.7	219.2	16.8
Total	$4,965.2	$829.2	16.7%

Fiscal 2023
First Quarter	$1,215.0	$183.3	15.1%
Second Quarter	1,265.1	218.6	17.3
Six Months Ended March 31, 2023	$2,480.1	$401.9	16.2%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Consumer Packaging Segment

The $14.5 million increase in net sales before intersegment eliminations for the Consumer Packaging segment in the second quarter of fiscal 2023 compared to the prior year quarter was primarily due to $125.4 million of higher selling price/mix that was partially offset by $44.4 million of lower volumes and $30.9 million of unfavorable foreign exchange rates. In addition, the second quarter of fiscal 2022 included $33.0 million of net sales for converting operations now included in the Corrugated Packaging segment.

The $90.8 million increase in net sales for the Consumer Packaging segment in the six months ended March 31, 2023 compared to the prior year period was primarily due to $257.7 million of higher selling price/mix that was partially offset by $83.3 million of unfavorable foreign exchange rates and $47.9 million of lower volumes. In addition, the prior year period included $33.0 million of net sales for converting operations now included in the Corrugated Packaging segment.

Adjusted EBITDA — Consumer Packaging Segment

Consumer Packaging segment Adjusted EBITDA in the second quarter of fiscal 2023 increased $12.8 million compared to the prior year quarter primarily due to an estimated $122.0 million margin impact from higher selling price/mix and $21.6 million of cost savings. These items were partially offset by an estimated $58.2 million of increased net cost inflation and $44.4 million of lower volumes. Additionally, we had $26.9 million of other net unfavorable items that consisted primarily of $12.3 million of higher non-cash pension costs, $6.5 million of Adjusted EBITDA from the second quarter of fiscal 2022 associated with the converting operations now included in the Corrugated Packaging segment and $5.4 million of unfavorable foreign exchange rates.

Consumer Packaging segment Adjusted EBITDA in the six months ended March 31, 2023 increased $26.8 million compared to the prior year period primarily due to an estimated $254.3 million margin impact from higher selling price/mix and that was partially offset by an estimated $112.2 million of increased net cost inflation and $53.6 million of lower volumes. Additionally, we had $52.5 million of other net unfavorable items that consisted primarily of $24.1 million of higher non-cash pension costs, $17.5 million of unfavorable foreign exchange rates and $6.5 million of Adjusted EBITDA from the prior year period associated with the converting operations now included in the Corrugated Packaging segment.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Global Paper Shipments - thousands of tons	1,515.9	1,658.2	3,174.1	1,632.7	1,377.4	6,184.3

Fiscal 2023
Global Paper Shipments - thousands of tons	1,091.9	1,178.7	2,270.6

Global Paper Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$1,352.6	$232.4	17.2%
Second Quarter	1,538.1	308.6	20.1
Six Months Ended March 31, 2022	2,890.7	541.0	18.7
Third Quarter	1,610.3	399.0	24.8
Fourth Quarter	1,429.2	306.4	21.4
Total	$5,930.2	$1,246.4	21.0%

Fiscal 2023
First Quarter	$1,123.6	$157.3	14.0%
Second Quarter	1,168.2	187.1	16.0
Six Months Ended March 31, 2023	$2,291.8	$344.4	15.0%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Global Paper Segment

The $369.9 million decrease in net sales before intersegment eliminations for the Global Paper segment in the second quarter of fiscal 2023 compared to the prior year quarter was primarily due to $384.5 million of lower volumes that was partially offset by $56.4 million of higher selling price/mix. Additionally, net sales are $40.3 million lower than the prior year period as sales to Grupo Gondi are now eliminated. Containerboard volumes were largely impacted by lower market demand for our products as well as higher inventory throughout the supply chain in the second quarter of fiscal 2023.

The $598.9 million decrease in net sales for the Global Paper segment in the six months ended March 31, 2023 compared to the prior year period was primarily due to $700.2 million of lower volumes that was partially offset by $156.2 million of higher selling price/mix. Additionally, net sales are $53.2 million lower than the prior year period as sales to Grupo Gondi are now eliminated. Containerboard volumes were impacted by lower demand for our products, fewer exports and higher inventory throughout the supply chain in the first half of fiscal 2023.

Adjusted EBITDA — Global Paper Segment

Global Paper segment Adjusted EBITDA in the second quarter of fiscal 2023 decreased $121.5 million compared to the prior year quarter primarily due to $105.3 million of lower volumes, an estimated $35.5 million of increased net cost inflation and an estimated $28.5 million impact of economic downtime and prior year mill closures. These items were partially offset by $63.5 million of margin impact from higher selling price/mix. Additionally, we had $14.1 million of other net unfavorable items that consisted primarily of an estimated $8.0 million of maintenance downtime and $4.7 million of higher non-cash pension costs that were partially offset by $7.0 million of unfavorable foreign exchange rates.

Global Paper segment Adjusted EBITDA in the six months ended March 31, 2023 decreased $196.6 million compared to the prior year period primarily due to $219.0 million of lower volumes, an estimated $83.4 million of increased net cost inflation and an estimated $74.5 million impact of economic downtime and prior year mill closures. These items were partially offset by $178.2 million of margin impact from higher selling price/mix and $21.5 million of cost savings. Additionally, we had $19.4 million of other net unfavorable items that consisted primarily of $10.3 million of higher non-cash pension costs.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Distribution Shipments - thousands of tons	48.5	50.8	99.3	59.8	46.8	205.9

Fiscal 2023
Distribution Shipments - thousands of tons	34.1	45.4	79.4

Distribution Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$324.8	$6.5	2.0%
Second Quarter	362.3	28.0	7.7
Six Months Ended March 31, 2022	687.1	34.5	5.0
Third Quarter	357.7	19.2	5.4
Fourth Quarter	374.1	26.0	7.0
Total	$1,418.9	$79.7	5.6%

Fiscal 2023
First Quarter	$321.5	$10.8	3.4%
Second Quarter	307.3	9.3	3.0
Six Months Ended March 31, 2023	$628.8	$20.1	3.2%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Distribution Segment

The $55.0 million decrease in net sales before intersegment eliminations for the Distribution segment in the second quarter of fiscal 2023 compared to the prior year quarter was primarily due to $59.1 million of lower volumes. The volumes in the prior year included a large healthcare order.

The $58.3 million decrease in net sales for the Distribution segment in the six months ended March 31, 2023 compared to the prior year period was primarily due to $77.7 million of lower volumes that was partially offset by $16.6 million of higher selling price/mix. The volumes in the prior year period included a large healthcare order in the second quarter.

In April 2023, one of our larger Distribution segment customers notified us that they were transitioning their business to a third party. We do not expect the impact on our consolidated operations to be material, although we expect the segment’s net sales to temporarily decline until the sales are replaced. We expect only minimal impact to the segment’s Adjusted EBITDA.

Adjusted EBITDA — Distribution Segment

Distribution segment Adjusted EBITDA in the second quarter of fiscal 2023 decreased $18.7 million compared to the prior year quarter primarily due to an estimated $24.1 million of lower volumes that was partially offset by an estimated $4.8 million of cost savings.

Distribution segment Adjusted EBITDA in the six months ended March 31, 2023 decreased $14.4 million compared to the prior year period primarily due to $21.6 million of lower volumes and an estimated $16.0 million of increased cost inflation that were partially offset by an estimated $16.6 million margin impact from lower selling price/mix and $5.5 million of cost savings.

LIQUIDITY AND CAPITAL RESOURCES

We fund our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of receivables under our accounts receivable sales agreements, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 13. Debt” of the Notes to Consolidated Financial Statements for more information regarding our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including net cash provided by operating activities, cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

Cash and cash equivalents were $363.4 million at March 31, 2023 and $260.2 million at September 30, 2022. Approximately four-fifths of the cash and cash equivalents at March 31, 2023 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At March 31, 2023 and September 30, 2022, total debt was $9,505.6 million and $7,787.2 million, respectively, $501.6 million and $212.2 million of which was short-term at March 31, 2023 and September 30, 2022, respectively. Included in our total debt at March 31, 2023 was $166.1 million of non-cash acquisition-related step-up. During the six months ended March 31, 2023, debt increased $1,718.4 million primarily due to the Grupo Gondi Acquisition. See “Note 3. Acquisitions” for additional information.

At March 31, 2023, we had approximately $3.2 billion of available liquidity under our long-term committed credit facilities and cash and cash equivalents. Our primary available liquidity is under our revolving credit facilities and Receivables Securitization Facility. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with all of these covenants as required by these facilities and were in compliance with all of these covenants at March 31, 2023.

At March 31, 2023, we had $77.9 million of outstanding letters of credit not drawn upon.

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

Our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. We do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable our suppliers, at their sole discretion, to sell their receivables from us to the financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell us goods or services and issue the associated invoices to us based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Our suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by us under SCF programs, and we have no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to our suppliers that elect to participate in SCF programs are included in the line items Accounts payable and Other current liabilities in our consolidated balance sheets and the activity is reflected in net cash provided by operating activities in our consolidated statements of cash flows. Based on correspondence with the financial institutions that are involved with our two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 17% to 20% of our accounts payable balance.

We also participate in certain vendor financing and commercial card programs to support our travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because we receive the benefit of extended payment terms and a rebate from the financial institution that we would not have otherwise received without the financial institution’s involvement. We also have the Receivables Securitization Facility that allows for borrowing availability based on the eligible underlying accounts receivable and compliance with certain covenants. See “Note 13. Debt” for a discussion of our Receivables Securitization Facility and the amount outstanding under our vendor financing and commercial card programs.

Cash Flow Activity

	Six Months Ended
(In millions)	March 31,
	2023	2022
Net cash provided by operating activities	$550.0	$642.7
Net cash used for investing activities	$(1,343.5)	$(306.6)
Net cash provided by (used for) financing activities	$907.6	$(287.8)

Net cash provided by operating activities during the six months ended March 31, 2023 decreased $92.7 million compared to the six months ended March 31, 2022. The decrease was primarily due to lower earnings partially offset by $154.2 million of reduced working capital compared to the prior year period. We expect working capital to be a source of liquidity in the second half of fiscal 2023.

Net cash used for investing activities of $1,343.5 million in the six months ended March 31, 2023 consisted primarily of $853.5 million of cash paid for the purchase of businesses, net of cash acquired and $563.7 million for capital expenditures that were partially offset by $25.9 million of proceeds from the sale of two URB mills, $23.2 million of proceeds from currency forward contracts and $18.7 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities of $306.6 million in the six months ended March 31, 2022 consisted primarily of $354.1 million for capital expenditures that was partially offset by $27.7 million of proceeds from corporate owned life insurance and $23.0 million of proceeds from the sale of property, plant and equipment, primarily for the sale of a previously closed facility.

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

In the six months ended March 31, 2023, net cash provided by financing activities of $907.6 million consisted primarily of a net increase in debt of $1,063.7 million which was partially offset by cash dividends paid to stockholders of $140.3 million. In the six months ended March 31, 2022, net cash used for financing activities of $287.8 million consisted primarily of share repurchases of $310.2 million and cash dividends paid to stockholders of $132.1 million, which were partially offset by a net increase in debt of $148.3 million.

On April 28, 2023, our board of directors declared a quarterly dividend of $0.275 per share. In February 2023 and November 2022, we paid a quarterly dividend of $0.275 per share, representing a $1.10 per share annualized dividend, or an increase of 10% from the prior year. In February 2022 and November 2021, we paid a quarterly dividend of $0.25 per share.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our outstanding Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, representing approximately 10% of our outstanding Common Stock, plus any unutilized shares left from the July 2015 authorization. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. Pursuant to the program, in the six months ended March 31, 2023, we had no share repurchases. In the six months ended March 31, 2022, we repurchased approximately 7.2 million shares of our Common Stock for an aggregate cost of $332.1 million. The amount reflected as purchased in the consolidated statements of cash flows varies due to the timing of share settlement. As of March 31, 2023, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

The U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $51 million in future potential reductions of U.S. federal, state and foreign cash taxes at the end of the previous fiscal year. These items are primarily for foreign and state net operating losses and credits that generally will be utilized between fiscal 2023 and 2040. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures and other factors. Going into fiscal 2023, we expected our fiscal 2023 cash tax rate to be slightly lower than our income tax rate. Due to the impact of impairments in fiscal 2023, the comparison of our cash tax rate to our income tax rate is not meaningful. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our fiscal 2024 cash tax rate will be higher than our income tax rate primarily due to current legislation requiring amortization of research and experimental costs instead of a full deduction in the year incurred, and the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act.

Our pension plans in the U.S. are overfunded, and we have a $463.4 million pension asset on our consolidated balance sheet as of March 31, 2023. We made contributions of $15.0 million to our qualified and supplemental defined benefit pension plans during the six months ended March 31, 2023. Based on current facts and assumptions, we expect to contribute approximately $28 million to our qualified and supplemental defined benefit pension plans in fiscal 2023. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

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

At March 31, 2023 and September 30, 2022, we had recorded withdrawal liabilities of $213.1 million and $214.7 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. See “Note 6. Retirement Plans — MEPPs” of the Notes to Consolidated Financial Statements for more information regarding these liabilities. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with Multiemployer Pension Plans” in our Fiscal 2022 Form 10-K.

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

Pursuant to amended Rule 3-10 of Regulation S-X, the summarized financial information below is presented for the Obligor Group on a combined basis after the elimination of intercompany balances and transactions among the Obligor Group and equity in earnings from and investments in the non-Guarantor Subsidiaries. The summarized financial information below should be read in conjunction with the Company’s consolidated financial statements contained herein as the summarized financial information may not necessarily be indicative of results of operations or financial position had the subsidiaries operated as independent entities (in millions).

SUMMARIZED STATEMENT OF OPERATIONS

Six Months Ended
(In millions)	March 31, 2023

Net sales to unrelated parties	$833.5
Net sales to non-Guarantor Subsidiaries	$660.0
Gross profit	$546.2
Interest expense, net with non-Guarantor Subsidiaries	$(71.2)
Net loss and net loss attributable to the Obligor Group (1)	$(88.7)

(1)
Includes a pre-tax goodwill impairment charge of $107.8 million.

SUMMARIZED BALANCE SHEETS

(In millions)	March 31, 2023	September 30, 2022

ASSETS
Total current assets	$217.6	$227.4

Noncurrent amounts due from non- Guarantor Subsidiaries	$294.5	$370.1
Other noncurrent assets (1)	1,667.4	1,812.8
Total noncurrent assets	$1,961.9	$2,182.9

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$2,574.7	$2,253.5
Other current liabilities	445.9	144.5
Total current liabilities	$3,020.6	$2,398.0

Noncurrent amounts due to non- Guarantor Subsidiaries	$1,906.2	$3,097.5
Other noncurrent liabilities	7,822.1	6,872.7
Total noncurrent liabilities	$9,728.3	$9,970.2

(1)
Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,444.4 million and $1,601.2 million as of March 31, 2023 and September 30, 2022, respectively.

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

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these measures provide our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude restructuring and other costs, goodwill impairment, business systems transformation costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net (loss) income attributable to common stockholders and (Loss) earnings per diluted share, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
(Loss) earnings per diluted share	$(7.85)	$0.15	$(7.68)	$0.83
Goodwill impairment	7.16	—	7.17	—
Restructuring and other costs	1.32	1.04	1.42	1.04
Mahrt mill work stoppage	0.11	—	0.23	—
Business systems transformation costs	0.05	—	0.11	—
Loss on sale of previously held equity method investment net of deferred taxes	—	—	0.09	—
Acquisition accounting inventory related adjustments	0.01	—	0.04	—
Losses at closed facilities	—	—	0.01	—
Loss on extinguishment of debt	—	0.02	—	0.02
Gain on sale of two uncoated recycled paperboard mills	—	—	(0.03)	—
Gain on sale of certain closed facilities	(0.03)	—	(0.03)	(0.04)
MEPP liability adjustment due to interest rates	—	(0.04)	—	(0.04)
Adjustment to reflect adjusted earnings on a fully diluted basis	—	—	(0.01)	—
Adjusted Earnings Per Diluted Share	$0.77	$1.17	$1.32	$1.81

The as reported results in the table below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “(Loss) income before income taxes”, “Income tax benefit (expense)” and “Consolidated net (loss) income”, respectively, as reported on the consolidated statements of operations. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net (loss) income attributable to common stockholders (represented in the table below as the as reported results for Consolidated net (loss) income (i.e., Net of Tax) less net income attributable to Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended			Six Months Ended
	March 31, 2023			March 31, 2023
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
As reported	$(2,121.6)	$116.8	$(2,004.8)	$(2,066.5)	$108.5	$(1,958.0)
Goodwill impairment	1,893.0	(63.2)	1,829.8	1,893.0	(63.2)	1,829.8
Restructuring and other costs	444.7	(109.1)	335.6	477.7	(117.1)	360.6
Mahrt mill work stoppage (1)	36.2	(8.9)	27.3	77.8	(19.1)	58.7
Loss on sale of previously held equity method investment net of deferred taxes (1)	—	—	—	46.8	(22.2)	24.6
Business systems transformation costs (1)	17.5	(4.3)	13.2	37.7	(9.2)	28.5
Acquisition accounting inventory related adjustments (1)	4.6	(1.1)	3.5	13.1	(3.2)	9.9
Losses at closed facilities (1)	1.2	(0.3)	0.9	3.7	(0.8)	2.9
Gain on sale of two uncoated recycled paperboard mills	—	—	—	(11.1)	2.8	(8.3)
Gain on sale of certain closed facilities	(8.9)	2.2	(6.7)	(9.8)	2.4	(7.4)
Other (1)	0.1	—	0.1	0.6	(0.1)	0.5
Adjusted Results	$266.8	$(67.9)	$198.9	$463.0	$(121.2)	$341.8
Noncontrolling interests			(1.3)			(2.8)
Adjusted Net Income			$197.6			$339.0
(1)
These footnoted items represent the "Other adjustments" reported in the additional segment information table in our segment footnote. The “Losses at closed facilities” line for the three and six months ended March 31, 2023, includes

$0.2 million and $0.7 million of depreciation and amortization, respectively. See “Note 8. Segment Information” for additional information.

	Three Months Ended			Six Months Ended
	March 31, 2022			March 31, 2022
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
As reported	$42.5	$(1.8)	$40.7	$284.9	$(60.4)	$224.5
Restructuring and other costs	363.4	(89.1)	274.3	365.7	(89.6)	276.1
Loss on extinguishment of debt	8.2	(2.0)	6.2	8.2	(2.0)	6.2
Losses at closed facilities (1)	0.1	(0.1)	—	0.4	(0.2)	0.2
MEPP liability adjustment due to interest rates	(14.6)	3.6	(11.0)	(14.6)	3.6	(11.0)
Gain on sale of certain closed facilities	—	—	—	(14.4)	3.6	(10.8)
Adjusted Results	$399.6	$(89.4)	$310.2	$630.2	$(145.0)	$485.2
Noncontrolling interests			(0.8)			(2.3)
Adjusted Net Income			$309.4			$482.9
(1)
These footnoted items represent the "Other adjustments" reported in the additional segment information table in our segment footnote. The “Losses at closed facilities” line for the three and six months ended March 31, 2022, includes $0.1 million and $0.1 million of depreciation and amortization, respectively.

We also use the non-GAAP financial measure “Consolidated Adjusted EBITDA”, along with other factors such as "Adjusted EBITDA" (a GAAP measure of segment performance our CODM uses to evaluate our segment results), to evaluate our overall performance. Management believes that the most directly comparable GAAP measure to Consolidated Adjusted EBITDA is “Net (loss) income attributable to common stockholders”. Management believes this measure provides our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, goodwill impairment, business systems transformation costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods.

Set forth below is a reconciliation of the non-GAAP financial measure Consolidated Adjusted EBITDA to Net (loss) income attributable to common stockholders for the periods indicated (in millions).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(2,006.1)	$39.9	$(1,960.8)	$222.2
Adjustments: (1)
Less: Net income attributable to noncontrolling interests	1.3	0.8	2.8	2.3
Income tax (benefit) expense	(116.8)	1.8	(108.5)	60.4
Other (expense) income, net	17.8	(6.3)	(7.4)	(6.5)
Loss on extinguishment of debt	—	8.2	—	8.2
Interest expense, net	108.4	72.5	205.7	159.2
Restructuring and other costs	444.7	363.4	477.7	365.7
Goodwill impairment	1,893.0	—	1,893.0	—
Multiemployer pension withdrawal income	—	—	—	(3.3)
Gain on sale of certain closed facilities	(8.9)	—	(9.8)	(14.4)
Depreciation, depletion and amortization	395.8	373.6	769.0	740.1
Other adjustments	59.4	—	179.0	0.3
Consolidated Adjusted EBITDA	$788.6	$853.9	$1,440.7	$1,534.2

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

Forward-looking statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, such as developments related to pricing cycles and volumes; economic, competitive and market conditions generally, including macroeconomic uncertainty and adverse developments affecting the financial services industry, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; intense competition; results and impacts of acquisitions, including operational and financial effects from the Grupo Gondi Acquisition; divestitures as well as risks related to our joint ventures; business disruptions, including from public health crises such as a resurgence of COVID, the occurrence of severe weather or a natural disaster or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair; failure to respond to changing customer preferences; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, and costs related to resolving disputes with third parties with which we work to manage and implement capital projects; risks related to international sales and operations; the production of faulty or contaminated products; the loss of certain customers; adverse legal, reputational, operational and financial effects resulting from cyber incidents and the effectiveness of business continuity plans during a ransomware or other cyber incident; work stoppages and other labor relations difficulties; inability to attract, motivate, train and retain qualified personnel; risks associated with sustainability and climate change, including our ability to achieve ESG targets and goals on announced timelines or at all; our inability to successfully identify and make performance and productivity improvements and risks associated with completing strategic projects on the anticipated timelines and realizing anticipated financial or operational improvements on announced timelines or at all, including with respect to our business systems transformation; risks related to our indebtedness; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; our desire or ability to repurchase company stock; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter); and additional impairment charges. Such risks and other factors that may impact forward-looking statements are discussed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in Item 1A “Risk Factors” of this report. The information contained herein speaks as of the date hereof, and the Company does not have or undertake any obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2022 Form 10-K for a discussion of certain of the market risks to which we are exposed. Certain of these risks are primarily associated with our mill operations: sales of containerboard and paperboard, energy, recycled fiber, virgin fiber and freight. The Grupo Gondi Acquisition added approximately 1 million tons of mill capacity to our pre-acquisition mill capacity of approximately 15.2 million tons. Our market risk therefore increased fairly proportionally. In addition, we are exposed to changes in interest rates. Based on the amounts and mix of our fixed and floating rate debt at March 31, 2023, if market interest rates increased an average of 100 basis points, our annual interest expense would increase by approximately $26 million. At March 31, 2023, the notional amount of our natural gas commodity derivatives was 21.3 million MMBtu. Based on our open contracts as of March 31, 2023, the effect of a 10% change in the price per MMBtu, other than for April 2023 which period is already priced, would impact Cost of goods sold by approximately $5 million.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. During the quarter ended December 31, 2022, we completed the Grupo Gondi Acquisition. Subsequent to the Grupo Gondi Acquisition, we have begun controls assessment and integration activities. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information. In accordance with the SEC's published guidance, we plan to exclude these operations from our assessments of internal control over financial reporting because we acquired these operations during the fiscal year. SEC rules require that we complete our assessment of the internal control over financial reporting of the Grupo Gondi Acquisition within one year after the date of the acquisition.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements for more information.

Item 1A. RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in the “Risk Factors” section of the Fiscal 2022 Form 10-K. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” section of our Fiscal 2022 Form 10-K, other than as set forth below.

The risk factor set forth under the heading “We Have a Significant Amount of Goodwill and Other Intangible Assets and a Write-Down Could Materially Adversely Impact Our Operating Results and Stockholders’ Equity” is replaced in its entirety by the following:

We Have a Significant Amount of Goodwill and Other Intangible Assets and Have Experienced Impairments in the Past, and Any Additional Future Write-Downs Could Materially Adversely Impact Our Operating Results and Stockholders’ Equity

At March 31, 2023, the carrying value of our goodwill and intangible assets was $7.0 billion. We review the carrying value of our goodwill for impairment annually, or more frequently when impairment indicators exist. Similarly, we review our other intangible assets for impairment when circumstances indicate that the carrying value may not be recoverable. The impairment analysis requires us to analyze a number of factors and make estimates that require significant judgment. In fiscal 2020, we recorded a pre-tax, non-cash goodwill impairment charge of $1.3 billion in our legacy Consumer Packaging reporting unit. In the second quarter of fiscal 2023, we determined that our Global Paper and Corrugated Packaging reporting units had carrying values that exceeded their fair values, and we recorded an aggregate pre-tax, non-cash impairment charge of $1.9 billion. These impairments materially adversely affected our operating results for the applicable reporting periods. The factors that led to the impairment charge in the second quarter of fiscal 2023 may persist, worsen, or recur in the future. Additionally, other future changes, including to underlying assumptions, estimates and market factors, could require us to record additional impairment charges, which could lead to future decreases in assets and reductions in net income. See Note 8. Segment Information of the Notes to Consolidated Financial Statements for additional information. Any additional significant write-down could have a material adverse effect on our operating results and stockholders’ equity and could impact the trading price of our Common Stock.

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

Exhibit 10.1

Amendment No. 4 to the Eighth Amended and Restated Credit and Security Agreement by and among WestRock Company, WestRock Financial, Inc., WestRock Converting, LLC, Coöperatieve Rabobank U.A., New York Branch and the lenders party thereto, dated February 28, 2023 (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on March 1, 2023).

Exhibit 10.2+^*	Form of Executive Officer Equity Award Agreement.

Exhibit 10.3+*	Form of Director Equity Award Agreement.

Exhibit 22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020).

Exhibit 31.1*	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by David B. Sewell, Chief Executive Officer and President of WestRock Company.

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

+ Management contract or compensatory plan or arrangement.

^ Certain identified information has been excluded from this exhibit because it is not material and is of the type that the Company treats as private or confidential.

* Filed as part of this quarterly report.

# In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	May 5, 2023	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)