Form 10-Q
period 2023-06-30
WestRock Co
filed 2023-08-04
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 21, 2023
Common Stock, $0.01 par value	256,279,376

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022

Net sales	$5,121.1	$5,519.7	$15,321.8	$15,854.0
Cost of goods sold	4,099.6	4,360.3	12,614.8	12,894.3
Gross profit	1,021.5	1,159.4	2,707.0	2,959.7
Selling, general and administrative expense excluding intangible amortization	541.5	504.3	1,519.5	1,450.3
Selling, general and administrative intangible amortization expense	84.8	87.5	257.6	263.6
Loss (gain) on disposal of assets	1.0	(0.2)	(9.3)	(11.6)
Multiemployer pension withdrawal income	(12.2)	—	(12.2)	(3.3)
Restructuring and other costs	47.7	0.6	525.4	366.3
Impairment of goodwill and other assets	—	26.0	1,893.0	26.0
Operating profit (loss)	358.7	541.2	(1,467.0)	868.4
Interest expense, net	(108.1)	(78.5)	(313.8)	(237.7)
Loss on extinguishment of debt	—	—	—	(8.2)
Pension and other postretirement non-service (cost) income	(5.3)	38.7	(16.3)	118.3
Other income (expense), net	1.4	(7.2)	8.8	(0.7)
Equity in income (loss) of unconsolidated entities	23.7	18.3	(7.8)	57.3
Income (loss) before income taxes	270.4	512.5	(1,796.1)	797.4
Income tax (expense) benefit	(67.3)	(132.7)	41.2	(193.1)
Consolidated net income (loss)	203.1	379.8	(1,754.9)	604.3
Less: Net income attributable to noncontrolling interests	(1.1)	(1.9)	(3.9)	(4.2)
Net income (loss) attributable to common stockholders	$202.0	$377.9	$(1,758.8)	$600.1

Basic earnings (loss) per share attributable to common stockholders	$0.79	$1.48	$(6.88)	$2.30
Diluted earnings (loss) per share attributable to common stockholders	$0.79	$1.47	$(6.88)	$2.28

Basic weighted average shares outstanding	256.3	255.6	255.5	261.2
Diluted weighted average shares outstanding	257.0	257.4	255.5	263.2

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022

Consolidated net income (loss)	$203.1	$379.8	$(1,754.9)	$604.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gain (loss)	172.4	(195.4)	472.7	(82.0)
Recognition of previously unrealized foreign currency losses on consolidation of equity investment	—	—	29.0	—
Derivatives:
Deferred loss on cash flow hedges	(0.6)	(23.5)	(45.9)	(23.5)
Reclassification adjustment of net loss on cash flow hedges included in earnings	15.3	—	45.3	—
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during period	—	—	—	0.1
Amortization and settlement recognition of net actuarial loss, included in pension cost	10.0	2.1	29.8	4.9
Amortization and settlement recognition of prior service cost, included in pension cost	1.4	1.4	4.2	4.3
Other comprehensive income (loss), net of tax	198.5	(215.4)	535.1	(96.2)
Comprehensive income (loss)	401.6	164.4	(1,219.8)	508.1
Less: Comprehensive income attributable to noncontrolling interests	(1.4)	(1.7)	(5.0)	(4.3)
Comprehensive income (loss) attributable to common stockholders	$400.2	$162.7	$(1,224.8)	$503.8

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	June 30, 2023	September 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$314.8	$260.2
Accounts receivable (net of allowances of $66.6 and $66.3)	2,742.6	2,683.9
Inventories	2,549.0	2,317.1
Other current assets	1,666.2	689.8
Assets held for sale	175.4	34.4
Total current assets	7,448.0	5,985.4
Property, plant and equipment, net	11,262.5	10,081.4
Goodwill	4,266.0	5,895.2
Intangibles, net	2,677.0	2,920.6
Prepaid pension asset	474.1	440.3
Other noncurrent assets	2,021.3	3,082.6
Total Assets	$28,148.9	$28,405.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$419.4	$212.2
Accounts payable	2,163.0	2,252.1
Accrued compensation and benefits	483.7	627.9
Other current liabilities	1,870.4	810.6
Liabilities held for sale	67.2	—
Total current liabilities	5,003.7	3,902.8
Long-term debt due after one year	8,607.6	7,575.0
Pension liabilities, net of current portion	215.4	189.4
Postretirement benefit liabilities, net of current portion	109.4	105.4
Deferred income taxes	2,505.5	2,761.9
Other noncurrent liabilities	1,673.8	2,445.8
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	8.7	5.5
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 256.3 million and 254.4 million shares outstanding at June 30, 2023 and September 30, 2022, respectively	2.6	2.5
Capital in excess of par value	10,685.3	10,639.4
Retained earnings	240.2	2,214.4
Accumulated other comprehensive loss	(920.3)	(1,454.3)
Total stockholders’ equity	10,007.8	11,402.0
Noncontrolling interests	17.0	17.7
Total equity	10,024.8	11,419.7
Total Liabilities and Equity	$28,148.9	$28,405.5

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	256.1	259.3	254.4	265.0
Issuance of common stock, net of stock received for tax withholdings	0.2	0.4	1.9	1.9
Purchases of common stock	—	(5.4)	—	(12.6)
Balance at end of period	256.3	254.3	256.3	254.3
Common Stock:
Balance at beginning of period	$2.6	$2.6	$2.5	$2.7
Issuance of common stock, net of stock received for tax withholdings	—	—	0.1	—
Purchases of common stock	—	(0.1)	—	(0.2)
Balance at end of period	2.6	2.5	2.6	2.5
Capital in Excess of Par Value:
Balance at beginning of period	10,649.3	10,793.5	10,639.4	11,058.8
Compensation expense under share-based plans	32.5	34.7	55.6	74.4
Issuance of common stock, net of stock received for tax withholdings	3.5	12.1	(9.7)	7.6
Purchases of common stock	—	(224.2)	—	(524.3)
Other	—	0.3	—	(0.1)
Balance at end of period	10,685.3	10,616.4	10,685.3	10,616.4
Retained Earnings:
Balance at beginning of period	110.0	1,662.5	2,214.4	1,607.9
Net income (loss) attributable to common stockholders	202.0	377.9	(1,758.8)	600.1
Dividends declared (per share - $0.275, $0.25, $0.825 and $0.75) (1)	(71.8)	(64.8)	(215.4)	(198.5)
Issuance of common stock, net of stock received for tax withholdings	—	(0.1)	—	(2.1)
Purchases of common stock	—	(41.1)	—	(73.0)
Balance at end of period	240.2	1,934.4	240.2	1,934.4
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(1,118.5)	(880.2)	(1,454.3)	(999.1)
Other comprehensive income (loss), net of tax	198.2	(215.2)	534.0	(96.3)
Balance at end of period	(920.3)	(1,095.4)	(920.3)	(1,095.4)
Total Stockholders’ equity	10,007.8	11,457.9	10,007.8	11,457.9
Noncontrolling Interests: (2)
Balance at beginning of period	17.7	18.7	17.7	19.7
Net loss	(0.7)	(0.1)	(0.7)	(0.6)
Distributions and adjustments to noncontrolling interests	—	—	—	(0.5)
Balance at end of period	17.0	18.6	17.0	18.6
Total equity	$10,024.8	$11,476.5	$10,024.8	$11,476.5

(1)
Includes cash dividends and dividend equivalent units on certain equity awards.
(2)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the consolidated balance sheets.

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(In millions)	2023	2022

Operating activities:
Consolidated net (loss) income	$(1,754.9)	$604.3
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,151.5	1,117.4
Deferred income tax benefit	(349.3)	(114.4)
Share-based compensation expense	55.6	74.3
401(k) match and company contribution in common stock	—	2.5
Pension and other postretirement funding more than cost (income)	13.4	(101.8)
Cash surrender value increase in excess of premiums paid	(37.8)	(2.5)
Equity in loss (income) of unconsolidated entities	7.8	(57.3)
Gain on sale of businesses	(11.2)	—
Impairment of goodwill and other assets	1,893.0	26.0
Other impairment adjustments	407.3	314.3
Gain on disposal of plant and equipment and other, net	(8.6)	(12.3)
Other, net	(29.1)	(7.5)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	276.1	(260.0)
Inventories	(29.4)	(263.9)
Other assets	(119.6)	(172.9)
Accounts payable	(239.7)	120.0
Income taxes	112.3	129.4
Accrued liabilities and other	(93.8)	84.5
Net cash provided by operating activities	1,243.6	1,480.1
Investing activities:
Capital expenditures	(818.3)	(569.5)
Cash paid for purchase of businesses, net of cash received	(853.5)	(7.0)
Proceeds from corporate owned life insurance	36.0	29.8
Proceeds from sale of businesses	26.3	—
Proceeds from currency forward contracts	23.2	—
Proceeds from the sale of unconsolidated entity	43.8	—
Proceeds from sale of property, plant and equipment	21.7	25.6
Proceeds from property, plant and equipment insurance settlement	—	1.7
Other, net	(1.2)	5.2
Net cash used for investing activities	(1,522.0)	(514.2)
Financing activities:
Additions to revolving credit facilities	52.9	—
Repayments of revolving credit facilities	(311.5)	(100.0)
Additions to debt	1,760.2	881.3
Repayments of debt	(1,125.6)	(1,166.5)
Changes in commercial paper, net	149.6	182.8
Other debt additions, net	35.5	7.1
Issuances of common stock, net of related tax withholdings	(14.0)	1.7
Purchases of common stock	—	(600.0)
Cash dividends paid to stockholders	(210.8)	(195.9)
Other, net	(0.1)	23.7
Net cash provided by (used for) financing activities	336.2	(965.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8.3	14.4
Changes in cash, cash equivalents and restricted cash in assets held-for-sale	(11.5)	—
Increase in cash, cash equivalents and restricted cash	54.6	14.5
Cash, cash equivalents and restricted cash at beginning of period	260.2	290.9
Cash, cash equivalents and restricted cash at end of period	$314.8	$305.4

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

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they omit certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2022 Form 10-K. The results for the three and nine months ended June 30, 2023 are not necessarily indicative of results that may be expected for the full year.

On June 16, 2023, we sold our ownership interest in an unconsolidated displays joint venture for $43.8 million in cash and recorded a pre-tax gain on sale of $19.2 million recorded in Equity in income (loss) of unconsolidated entities line item in our consolidated statements of operations.

On December 1, 2022, we completed our previously announced acquisition of the remaining 67.7% interest in Gondi, S.A. de C.V. (“Grupo Gondi”) for $969.8 million in cash and the assumption of debt (“Mexico Acquisition”). We have accounted for this acquisition as a business combination resulting in its consolidation. See “Note 3. Acquisitions” for additional information.

On December 1, 2022, we sold our Eaton, IN, and Aurora, IL uncoated recycled paperboard mills for $50 million, subject to a working capital adjustment. We received proceeds of $25 million, a preliminary working capital settlement of $0.9 million and are financing the remaining $25 million. Pursuant to the terms of the sale agreement, we transferred the control of these mills to the buyer and recorded a pre-tax gain on sale of $11.1 million recorded in Other income (expense), net in our consolidated statements of operations. During the third quarter of fiscal 2023, we recorded a de minimis final working capital settlement.

In November 2022, we announced our entry into a definitive agreement to divest our interior partitions converting operations (our ownership interest in RTS Packaging, LLC) and to sell our Chattanooga, TN uncoated recycled paperboard mill to our joint venture partner for $330 million, subject to a working capital adjustment. The transaction is expected to close in fiscal 2023, subject to the satisfaction of closing conditions, including the receipt of regulatory approval. Accordingly, the related assets and liabilities have been reported in the consolidated balance sheet as of June 30, 2023 as assets and liabilities held for sale. See “Note 4. Held for Sale” for additional information.

Reclassifications and Adjustments

Certain amounts in prior periods have been reclassified to conform with the current year presentation.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Immaterial Presentation Correction

In the third quarter of fiscal 2023, we evaluated our financing facilities and determined that the borrowings and repayments for certain facilities should be presented gross instead of net within financing cash flow activities on our consolidated statements of cash flows and corrected the presentation of the prior year amounts. The change increased the respective cash flow line items shown below with no change to Net cash provided by (used for) financing activities for any period. These corrections also have no effect on the previously reported net cash flows from operating or investing activities. Management does not believe the correction to be material to our current or previously filed financial statements.

The following table summarizes the as reported, adjustment and as adjusted amounts for each of the affected cash flow line items for the affected time periods (in millions):

	Additions to revolving credit facilities	Repayments of revolving credit facilities	Additions to debt	Repayments of debt
Three months ended December 31, 2021:
As reported	$—	$—	$31.3	$(52.2)
Adjustment	—	—	175.0	(175.0)
As adjusted	$—	$—	$206.3	$(227.2)

Six months ended March 31, 2022:
As reported	$—	$(40.0)	$375.1	$(416.2)
Adjustment	—	—	385.0	(385.0)
As adjusted	$—	$(40.0)	$760.1	$(801.2)

Nine months ended June 30, 2022:
As reported	$—	$(100.0)	$496.3	$(781.5)
Adjustment	—	—	385.0	(385.0)
As adjusted	$—	$(100.0)	$881.3	$(1,166.5)

Year ended September 30, 2022:
As reported	$377.4	$(373.3)	$503.2	$(991.5)
Adjustment	5.0	(5.0)	385.0	(385.0)
As adjusted	$382.4	$(378.3)	$888.2	$(1,376.5)

Three months ended December 31, 2022:
As reported	$10.2	$(116.3)	$1,389.8	$(510.7)
Adjustment	10.6	(10.6)	138.1	(138.1)
As adjusted	$20.8	$(126.9)	$1,527.9	$(648.8)

Six months ended March 31, 2023:
As reported	$42.3	$(116.3)	$1,379.1	$(516.7)
Adjustment	10.6	(10.6)	325.0	(325.0)
As adjusted	$52.9	$(126.9)	$1,704.1	$(841.7)

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

In the three and nine months ended June 30, 2023, we received $10 million of business interruption insurance recoveries, related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in net cash provided by operating activities on our consolidated statements of cash flows. Our recoveries related to the ransomware incident are now complete.

In the three and nine months ended June 30, 2022, we received additional business interruption insurance recoveries of $10 million and $20 million, respectively, related to the ransomware incident, which were similarly recorded. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information, including recoveries ($15 million in fiscal 2021 and $57.2 million in fiscal 2022) and resiliency efforts and objectives.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs could be adopted after their respective issuance dates through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. We have reviewed and amended our contracts to applicable new reference rates. See “Note 13. Debt” of the current filing and “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information on our recent credit facility changes. We adopted the provisions

Notes to Consolidated Financial Statements (Unaudited) (Continued)

of this optional guidance beginning October 1, 2022. The adoption of these ASUs did not have a material impact on our consolidated financial statements.

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

The following tables summarize our disaggregated revenue by primary geographical markets (in millions):

	Three Months Ended June 30, 2023
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$1,923.1	$721.4	$952.0	$269.4	$(71.9)	$3,794.0
Canada	138.6	131.4	52.8	2.9	(1.3)	324.4
Latin America	502.6	11.3	36.3	45.5	(4.9)	590.8
EMEA (1)	1.4	314.1	12.3	—	(0.6)	327.2
Asia Pacific	—	72.4	12.3	—	—	84.7
Total	$2,565.7	$1,250.6	$1,065.7	$317.8	$(78.7)	$5,121.1

(1)
Europe, Middle East and Africa ("EMEA")

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended June 30, 2023
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$5,898.2	$2,166.1	$3,031.0	$806.4	$(228.0)	$11,673.7
Canada	413.7	389.6	152.7	9.1	(4.6)	960.5
Latin America	1,213.1	75.5	105.0	131.1	(10.0)	1,514.7
EMEA	5.5	878.5	34.8	—	(0.9)	917.9
Asia Pacific	—	221.0	34.0	—	—	255.0
Total	$7,530.5	$3,730.7	$3,357.5	$946.6	$(243.5)	$15,321.8

	Three Months Ended June 30, 2022
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$2,111.9	$740.5	$1,452.8	$310.6	$(98.5)	$4,517.3
Canada	149.5	133.5	60.7	4.8	(2.3)	346.2
Latin America	118.1	49.6	64.7	42.3	(0.1)	274.6
EMEA	3.0	270.8	17.6	—	(0.1)	291.3
Asia Pacific	—	75.8	14.5	—	—	90.3
Total	$2,382.5	$1,270.2	$1,610.3	$357.7	$(101.0)	$5,519.7

	Nine Months Ended June 30, 2022
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$6,149.0	$2,108.8	$4,042.2	$914.3	$(266.7)	$12,947.6
Canada	435.8	376.2	180.8	12.1	(5.6)	999.3
Latin America	330.4	143.4	178.0	118.4	(0.3)	769.9
EMEA	6.3	799.9	51.1	—	(0.2)	857.1
Asia Pacific	—	231.2	48.9	—	—	280.1
Total	$6,921.5	$3,659.5	$4,501.0	$1,044.8	$(272.8)	$15,854.0

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

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning balance - October 1, 2022	$244.0	$13.9
Increase (decrease)	7.3	(10.4)
Ending balance - June 30, 2023	$251.3	$3.5

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

Mexico Acquisition

On December 1, 2022, we completed the Mexico Acquisition. The acquiree is a leading integrated producer of fiber-based sustainable packaging solutions that operates four paper mills, nine corrugated packaging plants and

Notes to Consolidated Financial Statements (Unaudited) (Continued)

six high graphic plants throughout Mexico, producing sustainable packaging for a wide range of end markets in the region. This acquisition is expected to provide us with further geographic and end market diversification as well as position us to continue to grow in the attractive Latin American market.

See below for a summary of the purchase consideration transferred as defined under ASC 805 (in millions):

Purchase Consideration
Cash consideration transferred for 67.7% interest	$969.8
Fair value of the previously held interest	403.7
Settlement of preexisting relationships (net receivable from joint venture)	40.2
Purchase consideration transferred	$1,413.7

In connection with the transaction, in the first quarter of fiscal 2023 we recognized a $46.8 million non-cash, pre-tax loss (or $24.6 million after release of a related deferred tax liability) on our original 32.3% investment. The loss is reflected in the Equity in income (loss) of unconsolidated entities line item in our consolidated statements of operations and included the write-off of historical foreign currency translation adjustments previously recorded in Accumulated other comprehensive loss in our consolidated balance sheet, as well as the difference between the fair value of the consideration paid and the carrying value of our prior ownership interest. The fair value of our previously held interest in the joint venture was estimated to be $403.7 million at the acquisition date based on the cash consideration exchanged for acquiring the 67.7% of equity interest adjusted for the deemed payment of a control premium. This step-acquisition provided us with 100% control and we met the other requirements under ASC 805 for the transaction to be accounted for using the acquisition method of accounting. We have included the financial results of the acquired operations in our Corrugated Packaging segment. Post acquisition, sales to the operations acquired in the Mexico Acquisition are eliminated from our Global Paper segment results.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Mexico Acquisition by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2023 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1) (2)	Amounts Recognized as of Acquisition Date (as Adjusted)
Cash and cash equivalents	$116.3	$—	$116.3
Current assets, excluding cash and cash equivalents	697.0	(1.6)	695.4
Property, plant and equipment	1,380.3	38.3	1,418.6
Goodwill	231.2	(1.6)	229.6
Other noncurrent assets	101.4	0.1	101.5
Total assets acquired	2,526.2	35.2	2,561.4

Current portion of debt (3)	13.2	—	13.2
Current liabilities, excluding debt	384.8	0.4	385.2
Long-term debt due after one year (3)	591.4	36.2	627.6
Pension liabilities, net of current portion	35.2	—	35.2
Deferred income taxes	69.8	(1.4)	68.4
Other noncurrent liabilities	18.1	—	18.1
Total liabilities assumed	1,112.5	35.2	1,147.7
Net assets acquired	$1,413.7	$—	$1,413.7

(1)
The measurement period adjustments recorded in fiscal 2023 did not have a significant impact on our consolidated statements of operations for the three and nine months ended June 30, 2023.
(2)
The measurement period adjustments were primarily due to refinements to the carrying amounts of certain assets and liabilities. The net impact of the measurement period adjustments resulted in a net decrease in goodwill.
(3)
Includes $494.8 million of debt that we assumed and repaid in connection with the closing of the Mexico Acquisition. The remaining balance relates to current and long-term portions of finance leases.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

We continue to analyze the estimated values of all assets acquired and liabilities assumed including, among other things, finalizing third-party valuations; therefore, the allocation of the purchase price remains preliminary and subject to revision.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force, and the establishment of deferred tax liabilities for the difference between book and tax basis of the assets and liabilities acquired. The goodwill is not amortizable for income tax purposes.

Transaction costs to acquire the Mexico Acquisition are expensed as incurred and recorded within Restructuring and other costs. See “Note 5. Restructuring and Other Costs” for additional information.

Note 4. Held For Sale

In November 2022, we announced our entry into a definitive agreement to divest our interior partitions converting operations (our ownership interest in RTS Packaging, LLC) and to sell our Chattanooga, TN uncoated recycled paperboard mill to our joint venture partner for $330 million, subject to a working capital adjustment. The transaction is expected to close in fiscal 2023, subject to the satisfaction of closing conditions, including the receipt of regulatory approval. Accordingly, the related assets and liabilities have been reported in the consolidated balance sheet as of June 30, 2023 as assets and liabilities held for sale. We discontinued recording depreciation and amortization while the assets are held for sale. We have also measured the disposal groups classified as held for sale at the lower of their carrying amount or fair value less cost to sale, noting no impairment. We determined that the disposal groups classified as held for sale do not meet the criteria for classification as discontinued operations.

Net assets and liabilities held for sale at June 30, 2023 and September 30, 2022 were $108.2 million and $34.4 million, respectively. Net assets held for sale at June 30, 2023, include $72.9 million for the divestiture outlined above and $35.3 million related to closed facilities. The net assets held for sale at June 30, 2023 associated with the divestiture consisted primarily of $44.0 million of property, plant and equipment, net and $24.9 million of goodwill. Net assets held for sale of $34.4 million at September 30, 2022 were related to closed facilities.

Note 5. Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $47.7 million and $525.4 million for the three and nine months ended June 30, 2023, respectively, and $0.6 million and $366.3 million for the three and nine months ended June 30, 2022, respectively. Of these costs, $361.9 million and $314.2 million for the nine months ended June 30, 2023 and June 30, 2022, respectively were non-cash. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Restructuring	$39.9	$(1.8)	$497.4	$363.2
Other	7.8	2.4	28.0	3.1
Restructuring and other costs	$47.7	$0.6	$525.4	$366.3

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e., partial or complete facility closures). A partial facility closure may consist of shutting down a machine and/or a workforce

Notes to Consolidated Financial Statements (Unaudited) (Continued)

reduction. We have previously incurred reduction in workforce actions, facility closure activities, impairment costs and certain lease or other contract terminations.

We are committed to improving our return on invested capital as well as maximizing the performance of our assets. In the second quarter of fiscal 2023, we recorded charges associated with our decision to permanently cease operations at our North Charleston, SC containerboard mill. These charges are included in the table below in the Global Paper segment. We expect to record future restructuring charges related to the closure of this mill, primarily associated with carrying costs and contract terminations. The mill’s annual production capacity was 550,000 tons, approximately two-thirds of which was shipped to external customers of the Global Paper segment. The remaining one-third of the mill’s production was utilized internally at our converting plants in our Corrugated Packaging segment. We ceased production at the North Charleston mill in the third quarter of fiscal 2023. The mill’s operations were expected to require significant capital investment to maintain and improve going forward. By closing this mill, significant capital that would have been required to keep the mill competitive in the future is expected to be deployed to improve key assets.

The table below also includes various impairments and other charges associated with our second quarter of fiscal 2022 decision to permanently cease operations at our Panama City, FL mill. In addition, the table reflects the fourth quarter of fiscal 2022 decision to permanently close the corrugated medium manufacturing operations at the St. Paul, MN mill. In the second quarter of fiscal 2022, we cancelled our plans to shut down a bleached paperboard machine at our Evadale, TX mill and reversed certain employee and other accrued restructuring charges. See “Note 4. Restructuring and Other Costs” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and nine months ended June 30, 2023 and 2022, the cumulative recorded amount since we started the initiatives and our estimates of the total charges we expect to incur (in millions). These estimates are subject to a number of assumptions, and actual results may differ.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022	Cumulative	Total Expected
Corrugated Packaging
PP&E and related costs	$7.9	$0.3	$12.2	$0.3	$15.9	$15.9
Severance and other employee costs	1.5	0.2	6.8	4.2	16.5	16.5
Other restructuring costs	1.4	0.6	1.6	1.0	7.7	23.5
Restructuring total	$10.8	$1.1	$20.6	$5.5	$40.1	$55.9

Consumer Packaging
PP&E and related costs	$1.0	$—	$1.0	$—	$3.2	$3.2
Severance and other employee costs	5.8	1.4	14.4	4.5	39.3	40.1
Other restructuring costs	2.9	—	2.4	0.1	12.6	15.1
Restructuring total	$9.7	$1.4	$17.8	$4.6	$55.1	$58.4

Global Paper
PP&E and related costs	$6.6	$(7.5)	$349.5	$336.9	$721.9	$721.9
Severance and other employee costs	(3.4)	(0.8)	15.7	9.9	27.3	28.2
Other restructuring costs	5.8	1.2	74.8	1.2	91.0	235.9
Restructuring total	$9.0	$(7.1)	$440.0	$348.0	$840.2	$986.0

Distribution
Severance and other employee costs	$0.9	$—	$1.9	$—	$2.1	$2.1
Other restructuring costs	4.3	1.0	4.4	1.0	5.4	6.7
Restructuring total	$5.2	$1.0	$6.3	$1.0	$7.5	$8.8

Corporate
PP&E and related costs	$—	$0.4	$0.6	$1.6	$11.4	$11.4
Severance and other employee costs	(0.8)	—	3.1	—	7.1	7.1
Other restructuring costs	6.0	1.4	9.0	2.5	13.5	22.0
Restructuring total	$5.2	$1.8	$12.7	$4.1	$32.0	$40.5

Total
PP&E and related costs	$15.5	$(6.8)	$363.3	$338.8	$752.4	$752.4
Severance and other employee costs	4.0	0.8	41.9	18.6	92.3	94.0
Other restructuring costs	20.4	4.2	92.2	5.8	130.2	303.2
Restructuring total	$39.9	$(1.8)	$497.4	$363.2	$974.9	$1,149.6

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

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Acquisition costs	$1.7	$1.5	$13.9	$1.9
Integration costs	1.0	0.2	7.1	0.4
Divestiture costs	5.1	0.7	7.0	0.8
Other total	$7.8	$2.4	$28.0	$3.1

Acquisition costs in the table above include transaction costs related to the Mexico Acquisition, as well as other matters.

Accruals

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our consolidated statements of operations (in millions):

	Nine Months Ended
	June 30,
	2023	2022
Accrual at beginning of fiscal year	$25.2	$13.4
Additional accruals	50.0	24.1
Payments	(26.2)	(8.2)
Adjustment to accruals	(8.3)	(0.8)
Foreign currency rate changes and other	—	(0.2)
Accrual at June 30	$40.7	$28.3

Reconciliation of accruals and charges to restructuring and other costs (in millions):

	Nine Months Ended
	June 30,
	2023	2022
Additional accruals and adjustments to accruals (see table above)	$41.7	$23.3
PP&E and related costs	363.3	338.8
Severance and other employee costs	0.3	—
Acquisition costs	13.9	1.9
Integration costs	7.1	0.4
Divestiture costs	7.0	0.8
Other restructuring costs	92.1	1.1
Total restructuring and other costs	$525.4	$366.3

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

At June 30, 2023 and September 30, 2022, we had recorded withdrawal liabilities of $203.1 million and $214.7 million, respectively, including liabilities associated with PIUMPF's accumulated funding deficiency demands. The liability reduction in fiscal 2023 was primarily the result of non-PIUMPF arbitrations, the impact of which is reflected in Multiemployer pension withdrawal income on our consolidated statements of operations.

Pension and Postretirement Cost (Income)

The following table presents a summary of the components of net pension cost (income) (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$6.2	$10.7	$21.6	$35.9
Interest cost	64.8	46.9	192.9	141.6
Expected return on plan assets	(76.5)	(92.0)	(227.8)	(277.0)
Amortization of net actuarial loss	14.6	2.3	43.8	6.7
Amortization of prior service cost	2.0	2.1	6.0	6.3
Settlement loss	—	—	—	0.2
Company defined benefit plan cost (income)	11.1	(30.0)	36.5	(86.3)
Multiemployer and other plans	0.4	0.4	1.1	1.1
Net pension cost (income)	$11.5	$(29.6)	$37.6	$(85.2)

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

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$0.3	$0.3	$0.7	$0.8
Interest cost	1.8	1.7	5.4	4.8
Amortization of net actuarial (gain) loss	(1.2)	0.4	(3.5)	(0.4)
Amortization of prior service credit	(0.2)	(0.1)	(0.5)	(0.5)
Net postretirement cost	$0.7	$2.3	$2.1	$4.7

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Employer Contributions

During the three and nine months ended June 30, 2023, we made contributions to our qualified and supplemental defined benefit pension plans of $4.8 million and $19.8 million, respectively, and for the three and nine months ended June 30, 2022 we made contributions of $4.8 million and $15.1 million, respectively.

During the three and nine months ended June 30, 2023, we funded an aggregate of $1.8 million and $5.4 million, respectively, to our other postretirement benefit plans and for the three and nine months ended June 30, 2022 we funded an aggregate of $2.0 million and $5.1 million, respectively.
Note 7. Income Taxes

The effective tax rate for the three and nine months ended June 30, 2023 was 24.9% and 2.3%, respectively. The effective tax rates were impacted by (i) the tax effects related to the Mexico Acquisition (ii) research and development and other tax credits (iii) the inclusion of state taxes, (iv) income derived from certain foreign jurisdictions subject to higher tax rates and (v) the exclusion of tax benefits related to losses recorded by certain foreign operations. The lower tax rate in the nine months ended June 30, 2023 was primarily due to the tax effects of the goodwill impairment.

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

During the nine months ended June 30, 2023 and June 30, 2022, cash paid for income taxes, net of refunds, was $197.2 million and $175.8 million, respectively.

Note 8. Segment Information

We report our financial results of operations in the following four reportable segments:

•
Corrugated Packaging, which substantially consists of our integrated corrugated converting operations and generates its revenues primarily from the sale of corrugated containers and other corrugated products, including the operations acquired in the Mexico Acquisition;
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

We have included the operations acquired in the Mexico Acquisition in our Corrugated Packaging segment, which is consistent with our internal operational structure and how the Company’s chief operating decision maker ("CODM") allocates resources and assesses financial performance. See “Note 3. Acquisitions” for additional information. As part of this assessment, we also moved certain existing consumer converting operations in Latin

Notes to Consolidated Financial Statements (Unaudited) (Continued)

America into our Corrugated Packaging segment in line with how we are managing the business effective January 1, 2023. We did not recast prior year results related to these operations as they were not material. The results of the Mexico Acquisition for the month of December have been recast and are reflected in the Corrugated Packaging segment.

Adjusted EBITDA is our measure of segment profitability in accordance with ASC 280, “Segment Reporting” because it is used by our CODM to make decisions regarding allocation of resources and to assess segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pre-tax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: gain on sale of certain closed facilities, multiemployer pension withdrawal income, restructuring and other costs, impairment of goodwill and other assets, non-allocated expenses, interest expense, net, loss on extinguishment of debt, other income (expense), net, and other adjustments - each as outlined in the table below ("Adjusted EBITDA"). Management believes excluding these items is useful in the evaluation of operating performance from period to period because these items are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments.

The tables in this Note 8 show selected financial data for our reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales (aggregate):
Corrugated Packaging	$2,565.7	$2,382.5	$7,530.5	$6,921.5
Consumer Packaging	1,250.6	1,270.2	3,730.7	3,659.5
Global Paper	1,065.7	1,610.3	3,357.5	4,501.0
Distribution	317.8	357.7	946.6	1,044.8
Total	$5,199.8	$5,620.7	$15,565.3	$16,126.8
Less net sales (intersegment):
Corrugated Packaging	$69.5	$93.5	$219.5	$246.2
Consumer Packaging	7.7	6.1	19.9	19.0
Distribution	1.5	1.4	4.1	7.6
Total	$78.7	$101.0	$243.5	$272.8
Net sales (unaffiliated customers):
Corrugated Packaging	$2,496.2	$2,289.0	$7,311.0	$6,675.3
Consumer Packaging	1,242.9	1,264.1	3,710.8	3,640.5
Global Paper	1,065.7	1,610.3	3,357.5	4,501.0
Distribution	316.3	356.3	942.5	1,037.2
Total	$5,121.1	$5,519.7	$15,321.8	$15,854.0
Adjusted EBITDA:
Corrugated Packaging	$429.7	$385.2	$1,166.6	$1,002.8
Consumer Packaging	230.0	234.9	631.9	610.0
Global Paper	177.0	399.0	521.4	940.0
Distribution	6.0	19.2	26.1	53.7
Total	842.7	1,038.3	2,346.0	2,606.5
Depreciation, depletion and amortization	(382.5)	(377.3)	(1,151.5)	(1,117.4)
Gain on sale of certain closed facilities	—	—	9.8	14.4
Multiemployer pension withdrawal income	12.2	—	12.2	3.3
Restructuring and other costs	(47.7)	(0.6)	(525.4)	(366.3)
Impairment of goodwill and other assets	—	(26.0)	(1,893.0)	(26.0)
Non-allocated expenses	(40.8)	(32.8)	(103.4)	(66.8)
Interest expense, net	(108.1)	(78.5)	(313.8)	(237.7)
Loss on extinguishment of debt	—	—	—	(8.2)
Other income (expense), net	1.4	(7.2)	8.8	(0.7)
Other adjustments	(6.8)	(3.4)	(185.8)	(3.7)
Income (loss) before income taxes	$270.4	$512.5	$(1,796.1)	$797.4

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Additional selected financial data (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation, depletion and amortization:
Corrugated Packaging	$204.2	$169.7	$607.6	$503.6
Consumer Packaging	85.8	88.2	255.4	264.6
Global Paper	84.1	113.0	264.4	329.0
Distribution	6.9	5.8	20.7	17.4
Corporate	1.5	0.6	3.4	2.8
Total	$382.5	$377.3	$1,151.5	$1,117.4

Other adjustments:
Corrugated Packaging	$(21.3)	$0.8	$33.2	$(5.6)
Consumer Packaging	0.3	—	59.9	7.7
Global Paper	5.2	2.6	31.8	1.6
Distribution	0.1	—	0.1	—
Corporate	22.5	—	60.8	—
Total	$6.8	$3.4	$185.8	$3.7

Equity in income (loss) of unconsolidated entities:
Corrugated Packaging	$23.4	$18.6	$(8.4)	$54.2
Consumer Packaging	—	—	—	3.4
Global Paper	0.3	(0.3)	0.6	(0.3)
Total	$23.7	$18.3	$(7.8)	$57.3

Other adjustments in the table above for the three months ended June 30, 2023 consist primarily of:

•
a $19.2 million gain on sale of an unconsolidated displays joint venture in our Corrugated Packaging segment, and
•
business systems transformation costs in Corporate of $22.6 million.

Other adjustments in the table above for the nine months ended June 30, 2023 consist primarily of:

•
a $46.8 million non-cash, pre-tax loss in the Corrugated Packaging segment related to the Mexico Acquisition as discussed in “Note 3. Acquisitions” that was partially offset by a $19.2 million gain on sale of an unconsolidated displays joint venture in our Corrugated Packaging segment.
•
incremental work stoppage costs at our Mahrt mill of $58.5 million pre-tax in our Consumer Packaging segment and $19.3 million pre-tax in our Global Paper segment,
•
business systems transformation costs in Corporate of $60.3 million, and
•
acquisition accounting inventory-related adjustments of $7.6 million and $5.5 million in the Corrugated Packaging and Global Paper segments, respectively.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

We allocate the assets and capital expenditures of our mill system across our reportable segments because the benefits of vertical integration are reflected in the reportable segment that ultimately sells the associated paper and packaging products to external customers. The following tables reflect such allocation (in millions):

	June 30, 2023	September 30, 2022
Assets:
Corrugated Packaging	$13,059.6	$11,382.5
Consumer Packaging	6,592.5	6,704.5
Global Paper	5,122.4	7,039.2
Distribution	821.3	863.0
Assets held for sale	175.4	34.4
Corporate	2,377.7	2,381.9
Total	$28,148.9	$28,405.5

Intangibles, net:
Corrugated Packaging	$581.1	$648.4
Consumer Packaging	1,426.6	1,523.5
Global Paper	548.1	612.6
Distribution	121.2	136.1
Total	$2,677.0	$2,920.6

Equity method investments:
Corrugated Packaging	$45.6	$479.3
Consumer Packaging	0.6	0.5
Global Paper	1.7	0.5
Corporate	0.1	0.1
Total	$48.0	$480.4

The decrease in equity method investments compared to September 30, 2022, was due to the Mexico Acquisition in December 2022 and the sale of an unconsolidated displays joint venture in June 2023. See “Note 3. Acquisitions” and “Note 1. Basis of Presentation and Significant Accounting Policies” for additional information.

	Nine Months Ended
	June 30,
	2023	2022
Capital expenditures:
Corrugated Packaging	$344.0	$260.3
Consumer Packaging	174.8	109.9
Global Paper	225.7	165.8
Distribution	9.7	2.9
Corporate	64.1	30.6
Total	$818.3	$569.5

The changes in the carrying amount of goodwill during the nine months ended June 30, 2023 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Total
Balance as of Sep. 30, 2022	$2,802.8	$1,588.4	$1,366.5	$137.5	$5,895.2
Goodwill impairment	(514.3)	—	(1,378.7)	—	(1,893.0)
Acquisitions	229.6	—	—	—	229.6
Divestitures	—	(7.4)	(4.1)	—	(11.5)
Transferred to assets held for sale	—	(24.9)	—	—	(24.9)
Translation and other adjustments	88.4	(35.3)	16.3	1.2	70.6
Balance as of Jun. 30, 2023
Goodwill	$3,120.8	$1,520.8	$1,378.7	$138.7	$6,159.0
Accumulated impairment losses	(514.3)	—	(1,378.7)	—	(1,893.0)
	$2,606.5	$1,520.8	$-	$138.7	$4,266.0

Notes to Consolidated Financial Statements (Unaudited) (Continued)

We review the carrying value of our goodwill annually as of the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. In the second quarter of fiscal 2023, due to the sustained decrease in our market capitalization and the further deterioration of macroeconomic conditions, including the impact of soft demand, pricing pressure and elevated inflation, which negatively affected our long-term forecasts in certain segments, we concluded that impairment indicators existed. As a result, we completed an interim quantitative goodwill impairment test in conjunction with our normal quarterly reporting process. Consistent with past practice, the estimated fair value of our reporting units was determined using a combination of the present value of expected cash flows (“income approach”) and the guideline public company method (“market approach”). These fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. We have not made any material changes to our impairment loss assessment methodology in the past three fiscal years. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill and Long-Lived Assets” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information regarding our goodwill policy and testing.

In the second quarter of fiscal 2023, as a result of this interim goodwill impairment analysis, we recorded a pre-tax, non-cash impairment charge of $1,893.0 million ($1,829.8 million after-tax); $1,378.7 million in the Global Paper reportable segment and $514.3 million in the Corrugated Packaging reportable segment. Goodwill associated with the Global Paper reporting unit was written off in its entirety as of March 31, 2023.

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

Subsequent to our second quarter of fiscal 2023 testing, we monitored industry economic trends and other factors through the end of our third quarter of fiscal 2023 and determined no additional quantitative testing for goodwill impairment was warranted.

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

Note 9. Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest expense	$(141.9)	$(92.4)	$(395.1)	$(275.6)
Interest income	33.8	13.9	81.3	37.9
Interest expense, net	$(108.1)	$(78.5)	$(313.8)	$(237.7)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Cash paid for interest, net of amounts capitalized, of $306.1 million and $238.1 million were made during the nine months ended June 30, 2023 and June 30, 2022, respectively.

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

The components of inventories were as follows (in millions):

	June 30, 2023	September 30, 2022
Finished goods and work in process	$1,179.3	$1,102.4
Raw materials	1,158.4	1,135.9
Spare parts and supplies	601.5	529.6
Inventories at FIFO cost	2,939.2	2,767.9
LIFO reserve	(390.2)	(450.8)
Net inventories	$2,549.0	$2,317.1

Note 11. Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	June 30, 2023	September 30, 2022
Property, plant and equipment at cost:
Land and buildings	$3,154.6	$2,646.4
Machinery and equipment	18,316.8	16,592.5
Forestlands	106.3	95.7
Transportation equipment	27.6	24.2
Leasehold improvements	107.7	103.4
	21,713.0	19,462.2
Less: accumulated depreciation, depletion and amortization	(10,450.5)	(9,380.8)
Property, plant and equipment, net	$11,262.5	$10,081.4

Accrued additions to property, plant and equipment at June 30, 2023 and September 30, 2022 were $132.5 million and $223.2 million, respectively.

Note 12. Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. We have not changed the valuation techniques for measuring the fair value of any financial assets or liabilities during the fiscal year. See “Note 12. Fair Value” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for more information. We disclose the fair value of our long-term debt in “Note 13. Debt”. We disclose the fair value of our derivative instruments in “Note 15. Derivatives” and our restricted assets and non-recourse liabilities held by special purpose entities in Note 16. Special Purpose Entities”. We disclose the fair value of our pension and postretirement assets and liabilities in “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Nonrecurring Fair Value Measurements

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they become subject to fair value remeasurement upon obtaining control due to a step-up acquisition or when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, right-of-use (“ROU”) assets related to operating or finance leases, and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In the second quarter of fiscal 2023, we recorded a $1.9 billion pre-tax, non-cash goodwill impairment charge. See “Note 8. Segment Information” for additional information. See “Note 5. Restructuring and Other Costs” for impairments associated with restructuring activities including the impairment of our North Charleston, SC containerboard mill in the second quarter of fiscal 2023 and our Panama City, FL mill in the second quarter of fiscal 2022 and other such similar items presented as “PP&E and related costs”. Fair value of the remaining land, building and improvements was determined based on a third-party appraisal. During the three and nine months ended June 30, 2023 and 2022, we did not have any significant nonfinancial assets or liabilities, other than goodwill and restructuring, that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the $26.0 million pre-tax non-cash impairment of certain mineral rights in the third quarter of fiscal 2022 that was driven by a lack of new leasing or development activity on the related properties for an extended period of time. With the impairment, we had no value assigned to our remaining mineral rights.

Accounts Receivable Sales Agreements

We are a party to an accounts receivable sales agreement to sell to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts. On September 16, 2022, we amended this $700.0 million facility to extend the maturity to September 15, 2023 (the “A/R Sales Agreement”) and addressed the transition from LIBOR to the Secure Overnight Funding Rate ("Term SOFR"). The terms of the A/R Sales Agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”.

We also have a similar $110.0 million facility that was amended on December 2, 2021 to address the transition from LIBOR to Term SOFR. The facility was again amended on December 2, 2022 to extend the term through December 4, 2023 and to include certain fee and other general revisions. The facility purchase limit was unchanged and the facility remains uncommitted.

The customers from these facilities are not included in the Receivables Securitization Facility (as hereinafter defined) that is discussed in “Note 13. Debt”.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of these accounts receivable sales agreements for the nine months ended June 30, 2023 and June 30, 2022 (in millions):

	Nine Months Ended
	June 30,
	2023	2022
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(2,112.8)	(2,200.7)
Receivables collected by financial institutions	2,117.8	2,113.3
Cash (payments to) proceeds from financial institutions	(5.0)	87.4
Receivable from financial institutions at June 30	$—	$—

Receivables sold under these accounts receivable sales agreements as of the respective balance sheet dates were approximately $719.7 million and $724.7 million as of June 30, 2023 and September 30, 2022, respectively.

Cash proceeds related to the receivables sold are included in Net cash provided by operating activities in the consolidated statements of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $12.0 million and $36.2 million for the three and nine months ended June 30, 2023, respectively, and $5.0 million and $10.4 million for the three and nine months ended June 30, 2022, and is recorded in “Other income (expense), net” in the consolidated statements of operations. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Note 13. Debt

The public bonds issued by WRKCo Inc. ("WRKCo") and WestRock MWV, LLC (“MWV”) are guaranteed by WestRock and certain WestRock subsidiaries. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt and to the obligations of our non-debtor/guarantor subsidiaries. The industrial development bonds associated with the finance lease obligations of MWV are guaranteed by the Company and certain of its subsidiaries. At June 30, 2023, all of our debt was unsecured with the exception of our Receivables Securitization Facility (as defined below) and finance lease obligations.

The following table shows the carrying value of the individual components of our debt (in millions):

	June 30, 2023	September 30, 2022
Public bonds due fiscal 2024 to 2028	$3,436.6	$3,433.4
Public bonds due fiscal 2029 to 2033	2,743.0	2,753.3
Public bonds due fiscal 2037 to 2047	177.4	177.8
Revolving credit and swing facilities	91.2	286.3
Term loan facilities	1,347.3	598.2
Receivables securitization	425.0	—
Commercial paper	149.6	—
International and other debt	105.2	127.6
Finance lease obligations	429.9	287.5
Vendor financing and commercial card programs	121.8	123.1
Total debt	9,027.0	7,787.2
Less: current portion of debt	419.4	212.2
Long-term debt due after one year	$8,607.6	$7,575.0

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to

Notes to Consolidated Financial Statements (Unaudited) (Continued)

capitalization ratio. We test and report our compliance with these covenants as required by these facilities and were in compliance with them as of June 30, 2023.

The estimated fair value of our debt was approximately $8.7 billion as of June 30, 2023 and $7.3 billion at September 30, 2022. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and either is primarily based on quoted prices for those or similar instruments, or approximates their carrying amount, as the variable interest rates reprice frequently at observable current market rates.

See “Note 13. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information on our debt, interest rates on that debt, as well as the status of the LIBOR transition in our applicable debt facilities.

Revolving Credit Facilities

Revolving Credit Facility

On July 7, 2022, we entered into a credit agreement (the "Revolving Credit Agreement") that included a five-year senior unsecured revolving credit facility in an aggregate amount of $2.3 billion, consisting of a $1.8 billion U.S. revolving facility and a $500 million multicurrency revolving facility (collectively, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and multicurrency agent. The Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Revolving Credit Agreement. At June 30, 2023 and September 30, 2022, there were no amounts outstanding under the facility.

European Revolving Credit Facilities

On July 7, 2022, we entered into a credit agreement (the "European Revolving Credit Agreement") with Coöperatieve Rabobank U.A., New York Branch, as administrative agent. The European Revolving Credit Agreement provides for a three-year senior unsecured revolving credit facility in an aggregate amount of €700.0 million and includes an incremental €100.0 million accordion feature (the “European Revolving Credit Facility”). The European Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the European Revolving Credit Agreement. At June 30, 2023 and September 30, 2022, we had outstanding borrowings of €30.0 million ($32.6 million) and €270.0 million ($265.0 million), respectively.

Term Loan Facilities

Farm Loan Credit Facility

On July 7, 2022, we amended and restated the prior credit agreement (the “Farm Credit Facility Agreement”) with CoBank, ACB, as administrative agent. The Farm Credit Facility Agreement provides for a seven-year senior unsecured term loan facility in an aggregate principal amount of $600 million (the “Farm Credit Facility”). At any time, we have the ability to request an increase in the principal amount by up to $400 million by written notice. The Farm Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Farm Credit Facility Agreement. The carrying value of this facility at June 30, 2023 and September 30, 2022 was $598.4 million and $598.2 million, respectively.

Delayed Draw Term Facility

On August 18, 2022, we amended the Revolving Credit Agreement (the “Amended Credit Agreement”) to add a three-year senior unsecured delayed draw term loan facility with an aggregate principal amount of up to $1.0 billion (the “Delayed Draw Term Facility”) that could be drawn in a single draw through May 31, 2023. On November 28, 2022, in connection with the Mexico Acquisition, we drew upon the facility in full. The Delayed Draw Term Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Amended Credit Agreement. We have the option to extend the maturity date by one year with full lender consent. The one-year maturity extension would cost a fee of 20 basis points. The carrying value of this facility at June 30, 2023 was $748.9 million.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Receivables Securitization Facility

On February 28, 2023, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), primarily to extend the maturity to February 27, 2026 and to complete the transition from LIBOR to Term SOFR. Term SOFR loans will be subject to a credit spread adjustment equal to 0.10% per annum. No other changes were made to the rates in the agreement. At June 30, 2023 and September 30, 2022, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $700.0 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2023 and September 30, 2022 were approximately $1,170.4 million and $1,390.5 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. At June 30, 2023 and September 30, 2022, there was $425.0 million and no amount outstanding under this facility, respectively.

Commercial Paper

On December 7, 2018, we established an unsecured commercial paper program with WRKCo as the issuer. Under the program, we may issue senior short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At June 30, 2023 and September 30, 2022, there was $149.6 million and no amount issued, respectively.

International and Other Debt

Brazil Export Credit Note

On January 18, 2021, we entered into a credit agreement to provide for R$500.0 million of a senior unsecured term loan of WestRock Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. The outstanding amount of the principal is being repaid in equal, semiannual installments beginning on January 19, 2023 until the facility matures on January 19, 2026. The proceeds borrowed are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. Loans issued under the facility bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 2.50%. At June 30, 2023 and September 30, 2022, there was R$278.6 million ($57.3 million) outstanding and R$500.0 million ($92.7 million) outstanding, respectively.

Note 14. Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $119.7 million and $316.3 million during the three and nine months ended June 30, 2023, respectively. Our total lease cost, net was $88.3 million and $258.1 million during the three and nine months ended June 30, 2022, respectively. We obtained $136.9 million and $131.7 million of ROU assets in exchange for lease liabilities during the nine months ended June 30, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Consolidated Balance Sheet Caption	June 30, 2023	September 30, 2022
Operating leases:
Operating lease right-of-use asset	Other noncurrent assets	$675.6	$699.6

Current operating lease liabilities	Other current liabilities	$202.4	$191.9
Noncurrent operating lease liabilities	Other noncurrent liabilities	523.5	551.1
Total operating lease liabilities		$725.9	$743.0

Finance leases:
Property, plant and equipment		$355.5	$177.4
Accumulated depreciation		(61.0)	(37.3)
Property, plant and equipment, net		$294.5	$140.1

Current finance lease liabilities	Current portion of debt	$23.6	$14.5
Noncurrent finance lease liabilities	Long-term debt due after one year	406.3	273.0
Total finance lease liabilities		$429.9	$287.5

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Note 15. Derivatives

We are exposed to risks from changes in, among other things, commodity price risk, foreign currency exchange risk and interest rate risk. To manage these risks, from time to time and to varying degrees, we may enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives.

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

The following table sets forth the outstanding notional amounts related to our derivative instruments (in millions):

	Metric	June 30, 2023	September 30, 2022
Designated cash flow hedges:
Natural gas commodity contracts	MMBtu	22.2	18.3

Undesignated derivatives:
Foreign currency contracts (1)	Mexican pesos	—	8,000.0

(1)
At September 30, 2022, the outstanding foreign currency exchange contract was related to the purchase of 8.0 billion Mexican pesos ($389.9 million) for refinancing the external debt acquired in the Mexico Acquisition on December 1, 2022.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table sets forth the location and fair values of our derivative instruments (in millions):

	Consolidated Balance Sheet Caption	June 30, 2023	September 30, 2022
Designated cash flow hedges:
Natural gas commodity contracts	Other current assets	$0.1	$—
Natural gas commodity contracts	Other current liabilities (1)	$13.0	$12.0

Undesignated derivatives:
Foreign currency contracts	Other current assets	$—	$3.4
(1)
At June 30, 2023 and September 30, 2022, liability positions by counterparty were partially offset by $1.2 million and $2.3 million, respectively, of asset positions where we had an enforceable right of netting.

The following table sets forth gains (losses) recognized in accumulated other comprehensive loss, net of tax for cash flow hedges (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Natural gas commodity contracts	$14.7	$(23.5)	$(0.6)	$(23.5)

The following table sets forth amounts of gains (losses) recognized in the consolidated statements of operations for cash flow hedges reclassified from accumulated other comprehensive loss (in millions):

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Consolidated Statement of Operations Caption	2023	2022	2023	2022
Natural gas commodity contracts	Cost of goods sold	$(20.2)	$—	$(60.2)	$—

The following table sets forth amounts of gains (losses) recognized in the consolidated statements of operations for derivatives not designated as hedges (in millions):

		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Consolidated Statement of Operations Caption	2023	2022	2023	2022
Foreign currency contracts	Other income (expense), net	$—	$—	$19.7	$—

Note 16. Special Purpose Entities

Pursuant to the sale of certain forestlands in 2007 and 2013, special purpose entities received and WestRock assumed upon the strategic combination of Rock-Tenn Company and MeadWestvaco Corporation's respective businesses, certain installment notes receivable (“Timber Notes”), and using these installment notes as collateral, the special purpose entities received proceeds under secured financing agreements (“Non-recourse Liabilities”). See “Note 15. Special Purpose Entities” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The restricted assets and non-recourse liabilities held by special purpose entities are included in the consolidated balance sheets in the following (in millions):

	June 30, 2023	September 30, 2022
Other current assets	$865.0	$—
Other noncurrent assets	$381.9	$1,253.0

Other current liabilities	$779.6	$—
Other noncurrent liabilities	$329.8	$1,117.8

The decrease in Other noncurrent assets and Other noncurrent liabilities subsequent to September 30, 2022 reflects one of the installment notes becoming current in December 2022.

As of June 30, 2023 and September 30, 2022, the aggregate fair value of the Timber Notes was $1,257.2 million and $1,278.3 million, respectively. As of June 30, 2023 and September 30, 2022, the fair value of the Non-recourse Liabilities was $1,112.4 million and $1,132.3 million, respectively. Fair values of the Timber Notes and Non-recourse Liabilities are classified as level 2 within the fair value hierarchy.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Environmental regulations in the U.S. and Canada will require our power boilers at certain WestRock mills to meet more stringent nitrogen oxide (“NOx”) emission standards beginning in 2026. In the U.S., the Environmental Protection Agency recently finalized a regulation, known as the “Good Neighbor” Plan, that is intended to reduce ozone-forming emissions of nitrogen oxides from industrial facilities in 20 states during the ozone season (May through September). In Canada, the government is implementing the Multi-Sector Air Pollutants Regulation, which establishes tighter NOx limits for boilers and heaters in several industries, including pulp and paper. Our preliminary analysis indicates that to meet these new requirements, we need to reduce NOx emissions from nine power boilers at four mills in the U.S. and one in Canada. Our environmental and engineering teams are working on strategies for meeting these new limits. Based on our initial assessment, we do not believe the costs of compliance will be material; however, litigation has been filed in several jurisdictions challenging the “Good Neighbor” Plan, and it is currently unclear how these ongoing legal proceedings may impact future obligations under this regulatory program.

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

As of June 30, 2023, we had $9.8 million reserved for environmental liabilities on an undiscounted basis, of which $3.4 million is included in Other noncurrent liabilities and $6.4 million is included in Other current liabilities, on the consolidated balance sheets, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at June 30, 2023.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$705 million ($145 million) as of June 30, 2023, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position for this matter, which excludes certain penalties, is included in the unrecognized tax benefits table in our Fiscal 2022 Form 10-K, see “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

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

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2023, there were approximately 650 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have an adverse effect on our results of operations, financial condition or cash flows. At June 30, 2023, we had $12.0 million reserved for these matters.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

In the third quarter of fiscal 2023, we recorded a receivable for our expected recovery and interest that consisted of a $4.4 million reduction of Cost of goods sold and $4.7 million reduction of Interest expense, net. See “Note 17. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for information related to our previously recorded estimated recoveries.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of June 30, 2023, we had recorded $0.8 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 18. Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our outstanding common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, representing approximately 10% of our outstanding Common Stock, plus any unutilized shares left from the July 2015 authorization. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. Pursuant to the programs, in the nine months ended June 30, 2023, we had no share repurchases. In the nine months ended June 30, 2022, we repurchased approximately 12.6 million shares of our Common Stock for an aggregate cost of $597.5 million. The amount reflected as purchased in the consolidated statements of cash flows varies due to the timing of share settlement. As of June 30, 2023, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended June 30, 2023 and June 30, 2022 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2022	$(9.1)	$(741.6)	$(703.6)	$(1,454.3)
Other comprehensive (loss) income before reclassifications	(45.9)	—	471.9	426.0
Amounts reclassified from accumulated other comprehensive loss	45.3	33.7	29.0	108.0
Net current period other comprehensive (loss) income	(0.6)	33.7	500.9	534.0
Balance at June 30, 2023	$(9.7)	$(707.9)	$(202.7)	$(920.3)

(1)
All amounts are net of tax and noncontrolling interests.

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2021	$(0.2)	$(536.5)	$(462.4)	$(999.1)
Other comprehensive (loss) income before reclassifications	(23.5)	0.1	(81.7)	(105.1)
Amounts reclassified from accumulated other comprehensive loss	—	8.8	—	8.8
Net current period other comprehensive (loss) income	(23.5)	8.9	(81.7)	(96.3)
Balance at June 30, 2022	$(23.7)	$(527.6)	$(544.1)	$(1,095.4)

(1)
All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 25% to 26% for the nine months ended June 30, 2023 and 24% to 25% for the nine months ended June 30, 2022. Although we are impacted by the exchange rates of a number of currencies to varying degrees by period, our foreign currency translation adjustments recorded in accumulated other comprehensive loss for the nine months ended June 30, 2023 were primarily due to gains in the Mexican Peso, Brazilian Real, British Pound and Canadian dollar, each against the U.S. dollar. Foreign currency translation adjustments recorded in accumulated other comprehensive loss for the nine months ended June 30, 2022 were primarily due to losses in the British Pound, Japanese Yen and Canadian dollar partially offset by gains in the Brazilian Real, each against the U.S. dollar.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(13.1)	$3.2	$(9.9)	$(2.5)	$0.6	$(1.9)
Prior service costs (2)	(1.8)	0.4	(1.4)	(2.0)	0.5	(1.5)
Subtotal defined benefit plans	(14.9)	3.6	(11.3)	(4.5)	1.1	(3.4)

Derivative Instruments: (1)
Natural gas commodity hedge loss (3)	(20.2)	4.9	(15.3)	—	—	—

Total reclassifications for the period	$(35.1)	$8.5	$(26.6)	$(4.5)	$1.1	$(3.4)

(1)
Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)
Included in the computation of net periodic pension cost. See “Note 6. Retirement Plans” for additional details.
(3)
These accumulated other comprehensive loss components are included in Cost of goods sold.

	Nine Months Ended			Nine Months Ended
	June 30, 2023			June 30, 2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(39.6)	$10.1	$(29.5)	$(6.0)	$1.5	$(4.5)
Prior service costs (2)	(5.6)	1.4	(4.2)	(5.8)	1.5	(4.3)
Subtotal defined benefit plans	(45.2)	11.5	(33.7)	(11.8)	3.0	(8.8)

Foreign currency translation adjustments: (1)
Recognition of previously unrealized foreign currency losses on consolidation of equity investment (3)	(29.0)	—	(29.0)	—	—	—

Derivative Instruments: (1)
Natural gas commodity hedge loss (4)	(60.2)	14.9	(45.3)	—	—	—

Total reclassifications for the period	$(134.4)	$26.4	$(108.0)	$(11.8)	$3.0	$(8.8)

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$202.0	$377.9	$(1,758.8)	$600.1
Less: Distributed and undistributed income available to participating securities	—	—	—	(0.1)
Distributed and undistributed income (loss) available to common stockholders	$202.0	$377.9	$(1,758.8)	$600.0

Denominator:
Basic weighted average shares outstanding	256.3	255.6	255.5	261.2
Effect of dilutive stock options and non- participating securities	0.7	1.8	—	2.0
Diluted weighted average shares outstanding	257.0	257.4	255.5	263.2

Basic earnings (loss) per share attributable to common stockholders	$0.79	$1.48	$(6.88)	$2.30
Diluted earnings (loss) per share attributable to common stockholders	$0.79	$1.47	$(6.88)	$2.28

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

Approximately 2.4 million and 0.4 million shares underlying awards in the three months ended June 30, 2023 and 2022, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Approximately 2.9 million and 0.4 million shares underlying awards in the nine months ended June 30, 2023 and 2022, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 20. Subsequent Events

On August 1, 2023, we announced our plan to permanently cease operating our Tacoma, WA containerboard mill. We expect to cease production by September 30, 2023. We are committed to improving our return on invested capital as well as maximizing the performance of our assets. The combination of high operating costs and the need for significant capital investment were the determining factors in the decision to cease operations at the mill. The mill’s annual production capacity was 510,000 tons, approximately three-fifths of which was shipped to external customers of the Global Paper segment. We expect to incur aggregate charges of approximately $345 million associated with the Tacoma mill closure, consisting of approximately $247 million in asset write-down or related charges, $12 million in severance and other employee costs, and $86 million in other restructuring costs (e.g., mill shutdown, contract termination and facility carrying costs). We will recognize the substantial majority of the charges in the fourth quarter of fiscal 2023 and expect approximately two-thirds of the total charges to be non-cash. The remaining one-third of these charges, which relate to severance and other restructuring costs, are expected to be paid in cash generally over two years. We expect these cash costs to be partially offset in a future period by proceeds from the sale of this facility. These estimates are subject to a number of assumptions, and actual results may differ from our initial estimates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2022, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of the Fiscal 2022 Form 10-K. The following discussion includes certain non-GAAP financial measures. See our reconciliations of non-GAAP financial measures in the “Definitions and Non-GAAP Financial Measures” section below.

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

On June 16, 2023, we sold our ownership interest in an unconsolidated displays joint venture for $43.8 million in cash and recorded a pre-tax gain on sale of $19.2 million recorded in Equity in income (loss) of unconsolidated entities line item in our consolidated statements of operations.

On December 1, 2022, we completed the Mexico Acquisition. We accounted for this acquisition as a business combination resulting in its consolidation. In connection with the transaction, we recognized a $46.8 million non-cash, pre-tax loss that was partially offset by a write-off of $22.2 million of deferred taxes. The loss represents the write-off of historical foreign currency translation adjustments recorded in Accumulated other comprehensive loss, as well as the difference between the fair value of the consideration paid and the carrying value of our prior ownership interest.

We have included the operations acquired in the Mexico Acquisition in our Corrugated Packaging segment, which is consistent with our internal operational structure and how the CODM allocates resources and assesses financial performance. In conjunction with our Mexico Acquisition, we also moved certain existing consumer converting operations in Latin America into our Corrugated Packaging segment in line with how we are managing the business effective January 1, 2023. We did not recast prior year results related to these operations as they were not material. However, we have disclosed those impacts in the respective results of operations section below. See “Note 3. Acquisitions” for additional information.

On December 1, 2022, we sold our Eaton, IN and Aurora, IL uncoated recycled paperboard mills and recorded a pre-tax gain on sale of $11.1 million recorded in Other income, net in our consolidated statements of operations. See “Note 1. Basis of Presentation and Significant Accounting Policies” for additional information.

Business Systems Transformation

In the fourth quarter of fiscal 2022, we launched a multi-year phased business systems transformation project that is expected to cost approximately $0.5 to $0.6 billion. The investment will replace much of our existing disparate systems and transition them to a standardized enterprise resource planning (“ERP”) system on a cloud-based platform, as well as a suite of other complementing technologies, across approximately 85% to 90% of our footprint based on net sales. Approximately 85% to 90% of the project spend is expected to be related to the implementation of the ERP, including process definition, standardization and simplification, with the remaining costs primarily related to the implementation of complementing technologies.

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

In fiscal 2023, we expect the aggregate investment in our business systems transformation to be approximately $150 million. We expect approximately $110 million to be expensed when incurred, of which approximately 90% would be adjusted from Net Income for our non-GAAP financial measures. Approximately $40 million is expected to be deferred or capitalized and amortized over future periods as the project is deployed.

EXECUTIVE SUMMARY

Net sales of $5.1 billion for the third quarter of fiscal 2023 decreased $398.6 million, or 7.2%, compared to the third quarter of fiscal 2022. This decrease was primarily due to lower volumes that were partially offset by increased sales due to the Mexico Acquisition and higher selling price/mix.

Net income attributable to common stockholders was $202.0 million for the third quarter of fiscal 2023 compared to net income of $377.9 million in the third quarter of fiscal 2022. The $175.9 decrease was primarily driven by lower volumes excluding the Mexico Acquisition, the impact of increased economic downtime and prior year mill closures, higher restructuring costs, increased non-cash pension costs, higher net interest expense, planned maintenance outages and business systems transformation costs. These costs were partially offset by the impact of higher selling price/mix, cost savings, the contribution from the Mexico Acquisition, estimated net cost deflation and the gain on sale of an unconsolidated entity. Consolidated Adjusted EBITDA of $801.9 million for the third quarter of fiscal 2023 decreased $203.6 million, or 20.2%, from $1.0 billion in the third quarter of fiscal 2022.

Earnings per diluted share were $0.79 and $1.47 in the three months ended June 30, 2023 and 2022, respectively. Adjusted Earnings Per Diluted Share were $0.89 and $1.54 in the three months ended June 30, 2023 and 2022, respectively. See the discussion and tables under “Definitions and Non-GAAP Financial Measures” below with respect to Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share.

Net cash provided by operating activities in the nine months ended June 30, 2023 and June 30, 2022 was $1.2 billion and $1.5 billion, respectively. The $236.5 million decrease was primarily due to lower earnings, partially offset by $268.8 million of reduced working capital usage compared to the prior year period. During the nine months ended June 30, 2023, we invested $818.3 million in capital expenditures and returned $210.8 million in capital to stockholders in dividend payments. During the nine months ended June 30, 2023, debt increased $1.2 billion million, primarily due to the Mexico Acquisition, net of debt repayments. See “Note 3. Acquisitions” for additional information.

Expectations for the Fourth Quarter of Fiscal 2023

In the fourth quarter of fiscal 2023, we expect to continue balancing our supply with our customers’ demand, the flow-through of previously published price decreases to be largely offset by cost savings and gradually improving volumes sequentially. In addition, we expect sequentially higher recycled fiber costs, slightly higher energy costs and moderately lower costs of virgin fiber and chemicals. We also expect scheduled mill maintenance outages, resulting in approximately 32,000 tons of maintenance downtime, well below the 140,000 tons in the third quarter of fiscal 2023. We expect continued unfavorable non-cash pension expense of approximately $40 million driven by higher interest rates and market volatility, flat sequentially. We expect to record restructuring charges in connection with the permanent closure of our Tacoma, WA containerboard mill. See “Note 20. Subsequent Events” of the Notes to Consolidated Financial Statements for additional information. We expect an effective tax rate benefit in the fourth quarter of fiscal 2023 primarily related to the Tacoma mill closure and the approximately $30 million impact of the release of uncertain tax positions due to the expiration of statute of limitations, recognized state tax credits and other discrete items in the quarter.

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

In the three and nine months ended June 30, 2023, we received $10 million of business interruption insurance recoveries, related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in net cash provided by operating activities on our consolidated statements of cash flows. Our recoveries related to the ransomware incident are now complete.

In the three and nine months ended June 30, 2022, we received business interruption insurance recoveries of $10 million and $20 million, respectively, related to the ransomware incident, which were similarly recorded. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements section in the Fiscal 2022 Form 10-K for additional information, including recoveries ($15 million in fiscal 2021 and $57.2 million in fiscal 2022) and resiliency efforts and objectives.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three and nine months ended June 30, 2023 and June 30, 2022 (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$5,121.1	$5,519.7	$15,321.8	$15,854.0
Cost of goods sold	4,099.6	4,360.3	12,614.8	12,894.3
Gross profit	1,021.5	1,159.4	2,707.0	2,959.7
Selling, general and administrative expense excluding intangible amortization	541.5	504.3	1,519.5	1,450.3
Selling, general and administrative intangible amortization expense	84.8	87.5	257.6	263.6
Loss (gain) on disposal of assets	1.0	(0.2)	(9.3)	(11.6)
Multiemployer pension withdrawal income	(12.2)	—	(12.2)	(3.3)
Restructuring and other costs	47.7	0.6	525.4	366.3
Impairment of goodwill and other assets	—	26.0	1,893.0	26.0
Operating profit (loss)	358.7	541.2	(1,467.0)	868.4
Interest expense, net	(108.1)	(78.5)	(313.8)	(237.7)
Loss on extinguishment of debt	—	—	—	(8.2)
Pension and other postretirement non-service (cost) income	(5.3)	38.7	(16.3)	118.3
Other income (expense), net	1.4	(7.2)	8.8	(0.7)
Equity in income (loss) of unconsolidated entities	23.7	18.3	(7.8)	57.3
Income (loss) before income taxes	270.4	512.5	(1,796.1)	797.4
Income tax (expense) benefit	(67.3)	(132.7)	41.2	(193.1)
Consolidated net income (loss)	203.1	379.8	(1,754.9)	604.3
Less: Net income attributable to noncontrolling interests	(1.1)	(1.9)	(3.9)	(4.2)
Net income (loss) attributable to common stockholders	$202.0	$377.9	$(1,758.8)	$600.1

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2022	$4,952.2	$5,382.1	$5,519.7	$15,854.0	$5,402.5	$21,256.5
Fiscal 2023	$4,923.1	$5,277.6	$5,121.1	$15,321.8
% Change	(0.6)%	(1.9)%	(7.2)%	(3.4)%

Net sales in the third quarter of fiscal 2023 decreased $398.6 million compared to the third quarter of fiscal 2022. This decrease was primarily due to lower volumes that were largely offset by increased sales due to the Mexico Acquisition and higher selling price/mix.

Net sales in the nine months ended June 30, 2023 decreased $532.2 million compared to the prior year period. This decrease was primarily due to lower volumes and unfavorable foreign exchange rates, which were largely offset by higher selling price/mix and increased sales due to the Mexico Acquisition.

The change in net sales by reportable segment is outlined below for each reportable segment.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2022	$4,155.6	$4,378.4	$4,360.3	$12,894.3	$4,341.5	$17,235.8
(% of Net Sales)	83.9%	81.4%	79.0%	81.3%	80.4%	81.1%

Fiscal 2023	$4,157.9	$4,357.3	$4,099.6	$12,614.8
(% of Net Sales)	84.5%	82.6%	80.1%	82.3%

The $260.7 million decrease in cost of goods sold in the third quarter of fiscal 2023 compared to the prior year quarter was primarily due to lower volumes, the impact of cost savings and estimated net cost deflation. Net cost deflation consisted primarily of lower recycled fiber costs, energy costs including hedges, virgin fiber and freight costs, which were partially offset by higher wage and benefit costs, and chemical costs.

The $279.5 million decrease in cost of goods sold in the nine months ended June 30, 2023 compared to the prior year period was primarily due to lower volumes and the impact of cost savings which were partially offset by the impact of estimated increased net cost inflation. Net cost inflation consisted primarily of higher wage and benefit costs, chemical costs, freight costs, virgin fiber costs, and energy costs including hedges, which were partially offset by lower recycled fiber costs.

See “Note 15. Derivatives” of the Notes to Consolidated Financial Statements for more information on our natural gas hedges. We discuss our operations in greater detail below for each reportable segment, as applicable.

Selling, General and Administrative Expense Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2022	$452.9	$493.1	$504.3	$1,450.3	$482.3	$1,932.6
(% of Net Sales)	9.1%	9.2%	9.1%	9.1%	8.9%	9.1%

Fiscal 2023	$479.1	$498.9	$541.5	$1,519.5
(% of Net Sales)	9.7%	9.5%	10.6%	9.9%

Selling, general and administrative expense (“SG&A”) excluding intangible amortization increased $37.2 million in the third quarter of fiscal 2023 compared to the prior year quarter. The increase was primarily due $31.8 million related to the consolidation of the Mexico Acquisition and $25.0 million of business systems transformation costs. These costs were partially offset by SG&A cost savings including $11.3 million of lower compensation and benefit costs compared to the third quarter of fiscal 2022.

SG&A excluding intangible amortization increased $69.2 million in the nine months ended June 30, 2023 compared to the prior year period. The increase was primarily due to $66.4 million related to the Mexico Acquisition, $66.0 million of business systems transformation costs and increased travel and entertainment expense of $19.0 million. These costs were partially offset SG&A cost savings including $40.6 million of lower compensation and benefit costs compared to the prior year period.

Selling, General and Administrative Intangible Amortization Expense

SG&A intangible amortization expense was $84.8 million and $87.5 million in the third quarter of fiscal 2023 and 2022, respectively. SG&A intangible amortization expense was $257.6 million and $263.6 million in the nine months ended June 30, 2023 and 2022, respectively.

Multiemployer Pension Withdrawal Income

In the three and nine months ended June 30, 2023, we recorded multiemployer pension withdrawal income of $12.2 million and $12.2 million, respectively. In the nine months ended June 30, 2022, we recorded multiemployer pension withdrawal income of $3.3 million. See “Note 6. Retirement Plans — MEPPs” of the Notes to Consolidated Financial Statements for additional information.

Loss (Gain) on Disposal of Assets

In the three and nine months ended June 30, 2023, we recorded a loss on disposal of assets of $1.0 million and a gain on disposal of assets of $9.3 million, respectively. In the three and nine months ended June 30, 2022, we recorded a gain on disposal of assets of $0.2 million and a gain on disposal of assets of $11.6 million, respectively. The gains were due to the sale of previously closed facilities.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $47.7 million and $0.6 million in the third quarter of fiscal 2023 and 2022, respectively, and $525.4 million and $366.3 million in the nine months ended June 30, 2023 and 2022, respectively. Of these costs, $361.9 million and $314.2 million for the nine months ended June 30, 2023 and June 30, 2022, respectively, were non-cash. The charges in the nine months ended June 30, 2023 were primarily associated with our decision to permanently cease operations at our North Charleston, SC containerboard mill, and the charges in the nine months ended June 30, 2022 were primarily associated with our decision to permanently cease operations at our Panama City, FL mill. In addition, we incurred charges for other facility closure activities, reduction in workforce actions and charges associated with acquisition, integration or divestiture activities.

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

Impairment of Goodwill and Other Assets

In the nine months ended June 30, 2023, we recorded a pre-tax, non-cash goodwill impairment of $1.9 billion, with $1.4 billion and $0.5 billion in the Global Paper and Corrugated Packaging reportable segments, respectively. The impairment is not included in Adjusted EBITDA of our segments. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements for additional information, including the disclosure of our critical accounting estimate related to goodwill.

In the three and nine months ended June 30, 2022, we recorded a $26.0 million pre-tax non-cash impairment of certain mineral rights driven by a lack of new leasing or development activity on the related properties for an extended period of time. With the impairment, we had no value assigned to our remaining mineral rights.

Interest Expense, net

Interest expense, net for the third quarter of fiscal 2023 was $108.1 million compared to $78.5 million for the prior year quarter. Interest expense, net increased in the current year period primarily due to higher interest rates on debt in the current year period and increased debt associated with the Mexico Acquisition that was partially offset by $4.7 million of interest income recorded in connection with an indirect tax claim in Brazil. Additionally, the three months ended June 30, 2022 included a $12.7 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities for the change in interest rates.

Interest expense, net for the nine months ended June 30, 2023 was $313.8 million compared to $237.7 million for the prior year period. The increase is primarily due to higher interest rates on debt in the current year period and increased debt associated with the Mexico Acquisition that was partially offset by $4.7 million of interest income recorded in connection with an indirect tax claim in Brazil. Additionally, the nine months ended June 30, 2022 also included a $27.3 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities as noted above.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the nine months ended June 30, 2022 was $8.2 million related to our March 22, 2022 redemption of $350 million aggregate principal amount of our 4.00% senior notes due March 2023.

Pension and Other Postretirement Non-Service (Cost) Income

Pension and other postretirement non-service cost for the third quarter of fiscal 2023 was $5.3 million compared to income of $38.7 million for the third quarter of fiscal 2022. Pension and other postretirement non-service cost for the nine months ended June 30, 2023 was $16.3 million compared to income of $118.3 million for the nine months ended June 30, 2022. The higher costs in fiscal 2023 were primarily due to higher interest rates driving the decrease in plan asset balances used to determine the expected return on plan assets for fiscal 2023 compared to greater plan assets used to determine the expected return in the prior year. Customary pension and other postretirement cost (income) are included in our segment results. See “Note 6. Retirement Plans” of the Notes to Consolidated Financial Statements for more information.

Other Income (Expense), net

Other income (expense), net for the third quarter of fiscal 2023 was income of $1.4 million compared to expense of $7.2 million in the third quarter of fiscal 2022. Other income (expense), net, for the third quarter of fiscal 2023 primarily included a favorable $18.6 million impact of foreign currency and a favorable $2.7 million on the sale investments that were partially offset by $7.0 million of increased expense in connection with the sale of receivables and an unfavorable $5.5 million of other non-operating costs, each as compared to the third quarter of fiscal 2022.

Other income (expense), net for the nine months ended June 30, 2023 was income of $8.8 million compared to expense of $0.7 million for the prior year period. Other income (expense), net, for the nine months ended June 30, 2023, primarily included a favorable $15.9 million impact of foreign currency, a favorable $11.8 million of other non-operating costs that included a $19.7 million gain on foreign currency exchange contract derivatives entered into in anticipation of the Mexico Acquisition and a favorable $7.5 million on the sale of investments that included an $11.2 million gain on the sale of our Eaton, IN and Aurora, IL uncoated recycled paperboard mills. These items were partially offset by $25.8 million of increased expense in connection with the sale of receivables, each as compared to the first nine months of fiscal 2022.

See “Note 12. Fair Value — Accounts Receivable Sales Agreements” of the Notes to Consolidated Financial Statements for additional information on our sale of receivables and associated expenses.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities for the third quarter of fiscal 2023 was income of $23.7 million compared to income of $18.3 million for the third quarter of fiscal 2022, respectively. In the third quarter of fiscal 2023, we recorded a pre-tax gain on sale of $19.2 million in connection with the sale of our ownership interest in an unconsolidated displays joint venture. The change year-over-year was also impacted by no longer recording equity income after the December 2022 purchase of our remaining interest in the operations acquired in the Mexico Acquisition and stronger performance by the displays joint venture in the third quarter of fiscal 2022.

Equity in income (loss) of unconsolidated entities for the nine months ended June 30, 2023 was a loss of $7.8 million compared to income of $57.3 million for the nine months ended June 30, 2022, respectively. The loss in the nine months ended June 30, 2023 was driven by a $46.8 million non-cash, pre-tax loss to recognize the write-off of historical foreign currency translation adjustments recorded in Accumulated other comprehensive loss, as well as the difference between the fair value of the consideration paid for the Mexico Acquisition and the carrying value of our prior ownership interest. The loss was partially offset by the $19.2 million pre-tax gain on sale of our displays joint venture noted above. Additionally, as noted above, the change year-over-year was impacted by no longer recording equity income after the purchase of our remaining interest in the operations acquired in the Mexico Acquisition and stronger performance by the displays joint venture in the prior year period. See “Note 3. Acquisitions” for additional information.

Provision for Income Taxes

We recorded income tax expense of $67.3 million for the three months ended June 30, 2023 compared to $132.7 million for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was 24.9%, while the effective tax rate for the three months ended June 30, 2022 was 25.9%.

We recorded an income tax benefit of $41.2 million for the nine months ended June 30, 2023 compared to $193.1 million of expense for the nine months ended June 30, 2022. The effective tax rate for the nine months ended June 30, 2023 was 2.3%, while the effective tax rate for the nine months ended June 30, 2022 was 24.2%. The low tax rate in the nine months ended June 30, 2023 was primarily due to the tax effects related to the goodwill impairment.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2022
Corrugated Packaging Shipments - thousands of tons (1)	1,621.0	1,646.3	1,635.8	4,903.2	1,567.9	6,471.1
North American Corrugated Packaging Shipments - BSF	24.5	24.7	24.5	73.7	23.4	97.1
North American Corrugated Packaging Per Shipping Day - MMSF	401.0	385.8	389.3	391.9	365.5	385.2

Fiscal 2023
Corrugated Packaging Shipments - thousands of tons (2)	1,548.8	1,748.2	1,742.0	5,039.0
North American Corrugated Packaging Shipments - BSF	22.4	22.4	22.0	66.7
North American Corrugated Packaging Per Shipping Day - MMSF	373.2	349.5	348.8	356.9
(1)
In the first quarter of fiscal 2023, fiscal 2022 Corrugated Packaging Shipments were revised by an immaterial amount.
(2)
In the second quarter of fiscal 2023, we finalized our segment reporting assessment and included the results of the operations acquired in the Mexico Acquisition in our Corrugated Packaging segment. Accordingly, we updated the Corrugated Packaging shipments beginning in the first quarter of fiscal 2023 to include the acquired operations.

Corrugated Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$2,220.0	$288.9	13.0%
Second Quarter	2,319.0	328.7	14.2
Third Quarter	2,382.5	385.2	16.2
Nine Months Ended June 30, 2022	6,921.5	1,002.8	14.5
Fourth Quarter	2,386.1	383.9	16.1
Total	$9,307.6	$1,386.7	14.9%

Fiscal 2023
First Quarter	$2,337.4	$329.4	14.1%
Second Quarter	2,627.4	407.5	15.5
Third Quarter	2,565.7	429.7	16.7
Nine Months Ended June 30, 2023	$7,530.5	$1,166.6	15.5%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $183.2 million in the third quarter of fiscal 2023 compared to the prior year quarter. The increase primarily consisted of $339.6 million of sales from the operations acquired in the Mexico Acquisition, $37.0 million associated with the converting operations formerly in the Consumer Packaging segment and $29.3 million of higher selling price/mix, which were partially offset by $221.9 million of lower volumes, excluding the acquisition.

Net sales for the Corrugated Packaging segment increased $609.0 million in the nine months ended June 30, 2023 compared to the prior year period. The increase primarily consisted of $770.2 million of sales from the operations acquired in the Mexico Acquisition, $386.4 million of higher selling price/mix and $76.8 million associated with the converting operations formerly in the Consumer Packaging segment, which were partially offset by $631.7 million of lower volumes.

Adjusted EBITDA — Corrugated Packaging Segment

Corrugated Packaging segment Adjusted EBITDA in the third quarter of fiscal 2023 increased $44.5 million compared to the prior year quarter primarily due to an estimated $54.4 million of increased net cost deflation, $27.9 million of cost savings and an estimated $25.0 million margin impact from higher selling price/mix. These items were partially offset by an estimated $49.0 million impact of economic downtime and prior year mill closures and $44.8 million of lower volumes. Additionally, we had $31.0 million of other net favorable items that consisted primarily of $46.8 million from the operations acquired in the Mexico Acquisition and $4.2 million associated with the converting operations formerly in the Consumer Packaging segment that were partially offset by $10.9 million of planned downtime including maintenance outages, $8.9 million of lower equity in income of unconsolidated entities excluding our former joint venture in Mexico and $8.5 million of higher non-cash pension costs.

Corrugated Packaging segment Adjusted EBITDA in the nine months ended June 30, 2023 increased $163.8 million compared to the prior year period primarily due to an estimated $385.5 million margin impact from higher selling price/mix and $73.7 million of cost savings. These items were partially offset by an estimated $203.4 million impact of economic downtime and prior year mill closures, $115.3 million of lower volumes and an estimated $69.1 million of increased net cost inflation. Additionally, we had $92.4 million of other net favorable items that consisted primarily of $111.4 million from the operations acquired in the Mexico Acquisition and $10.8 million associated with converting operations formerly in the Consumer Packaging segment that were partially offset by $24.9 million of higher non-cash pension costs and $19.4 million of lower equity in income of unconsolidated entities excluding our former joint venture in Mexico.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2022
Consumer Packaging Shipments - thousands of tons	374.2	401.3	399.3	1,174.8	391.4	1,566.2

Fiscal 2023
Consumer Packaging Shipments - thousands of tons	360.2	356.3	346.5	1,063.0

Consumer Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$1,138.7	$169.3	14.9%
Second Quarter	1,250.6	205.8	16.5
Third Quarter	1,270.2	234.9	18.5
Nine Months Ended June 30, 2022	3,659.5	610.0	16.7
Fourth Quarter	1,305.7	219.2	16.8
Total	$4,965.2	$829.2	16.7%

Fiscal 2023
First Quarter	$1,215.0	$183.3	15.1%
Second Quarter	1,265.1	218.6	17.3
Third Quarter	1,250.6	230.0	18.4
Nine Months Ended June 30, 2023	$3,730.7	$631.9	16.9%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Consumer Packaging Segment

The $19.6 million decrease in net sales before intersegment eliminations for the Consumer Packaging segment in the third quarter of fiscal 2023 compared to the prior year quarter. The decrease was primarily due to $81.7 million of lower volumes and $6.4 million of unfavorable foreign exchange rates. In addition, the third quarter of fiscal 2022 included $37.1 million of net sales for converting operations now included in the Corrugated Packaging segment. These items were partially offset by $105.5 million of higher selling price/mix.

The $71.2 million increase in net sales for the Consumer Packaging segment in the nine months ended June 30, 2023 compared to the prior year period was primarily due to $363.2 million of higher selling price/mix that was partially offset by $129.6 million of lower volumes and $89.7 million of unfavorable foreign exchange rates. In addition, the prior year period included $70.1 million of net sales for converting operations now included in the Corrugated Packaging segment.

Adjusted EBITDA — Consumer Packaging Segment

Consumer Packaging segment Adjusted EBITDA in the third quarter of fiscal 2023 decreased $4.9 million compared to the prior year quarter primarily due to $51.0 million of lower volumes, an estimated $39.0 million of increased net cost inflation and an estimated $12.9 million impact of economic downtime. These items were more than offset by an estimated $97.9 million margin impact from higher selling price/mix and $18.8 million of cost savings. Additionally, we had $18.7 million of other net unfavorable items that consisted primarily of $10.5 million of higher non-cash pension costs and $8.2 million of Adjusted EBITDA from the third quarter of fiscal 2022 associated with the converting operations now included in the Corrugated Packaging segment.

Consumer Packaging segment Adjusted EBITDA in the nine months ended June 30, 2023 increased $21.9 million compared to the prior year period primarily due to an estimated $352.2 million margin impact from higher selling price/mix and $13.5 million of cost savings which were partially offset by an estimated $151.2 million of increased net cost inflation, $104.6 million of lower volumes and an estimated $16.8 million impact of economic downtime. Additionally, we had $71.2 million of other net unfavorable items that consisted primarily of $34.6 million of higher non-cash pension costs, $17.2 million of unfavorable foreign exchange rates and $14.7 million of Adjusted EBITDA from the prior year period associated with the converting operations now included in the Corrugated Packaging segment.

Global Paper Segment

Global Paper Shipments

Global Paper shipments in thousands of tons include the sale of containerboard, paperboard, market pulp and specialty papers (including kraft paper and saturating kraft) to external customers. The shipment data table excludes gypsum paperboard liner tons produced by our Seven Hills Paperboard LLC joint venture in Lynchburg, VA since it is not consolidated. We have presented the Global Paper shipments in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2022
Global Paper Shipments - thousands of tons	1,515.9	1,658.2	1,632.7	4,806.8	1,377.4	6,184.3

Fiscal 2023
Global Paper Shipments - thousands of tons	1,091.9	1,178.7	1,126.8	3,397.5

Global Paper Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$1,352.6	$232.4	17.2%
Second Quarter	1,538.1	308.6	20.1
Third Quarter	1,610.3	399.0	24.8
Nine Months Ended June 30, 2022	4,501.0	940.0	20.9
Fourth Quarter	1,429.2	306.4	21.4
Total	$5,930.2	$1,246.4	21.0%

Fiscal 2023
First Quarter	$1,123.6	$157.3	14.0%
Second Quarter	1,168.2	187.1	16.0
Third Quarter	1,065.7	177.0	16.6
Nine Months Ended June 30, 2023	$3,357.5	$521.4	15.5%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Global Paper Segment

The $544.6 million decrease in net sales before intersegment eliminations for the Global Paper segment in the third quarter of fiscal 2023 compared to the prior year quarter was primarily due to $484.2 million of lower volumes and $35.5 million of lower selling price/mix. Additionally, net sales are $23.2 million lower than the prior year period as sales to the operations acquired in the Mexico Acquisition are now eliminated. Volumes were largely impacted by lower demand for our products, as well as shifting consumer spending and excess inventories throughout the supply chain.

The $1,143.5 million decrease in net sales for the Global Paper segment in the nine months ended June 30, 2023 compared to the prior year period was primarily due to $1,184.4 million of lower volumes, partially offset by $120.7 million of higher selling price/mix. Additionally, net sales are $76.4 million lower than the prior year period as sales to the operations acquired in the Mexico Acquisition are now eliminated. Volumes were impacted by lower demand for our products, as well as shifting consumer spending and excess inventories throughout the supply chain.

Adjusted EBITDA — Global Paper Segment

Global Paper segment Adjusted EBITDA in the third quarter of fiscal 2023 decreased $222.0 million compared to the prior year quarter primarily due to $141.7 million of lower volumes, an estimated $56.2 million impact of economic downtime and prior year mill closures and $37.5 million of margin impact from lower selling price/mix. These items were partially offset by an estimated $26.6 million of increased net cost deflation and $15.5 million of cost savings. Additionally, we had $28.7 million of other net unfavorable items that consisted primarily of an estimated $9.0 million of planned downtime including maintenance outages, $7.3 million of unfavorable foreign exchange rates and $6.0 million of higher non-cash pension costs.

Global Paper segment Adjusted EBITDA in the nine months ended June 30, 2023 decreased $418.6 million compared to the prior year period primarily due to $360.7 million of lower volumes, an estimated $130.7 million impact of economic downtime and prior year mill closures, and an estimated $56.8 million of increased net cost inflation. These items were partially offset by $140.7 million of margin impact from higher selling price/mix and $37.0 million of cost savings. Additionally, we had $48.1 million of other net unfavorable items that consisted primarily of $16.3 million of higher non-cash pension costs and $9.3 million fewer net weather recoveries.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2022
Distribution Shipments - thousands of tons	48.5	50.8	59.8	159.1	46.8	205.9

Fiscal 2023
Distribution Shipments - thousands of tons	34.1	45.4	40.8	120.2

Distribution Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2022
First Quarter	$324.8	$6.5	2.0%
Second Quarter	362.3	28.0	7.7
Third Quarter	357.7	19.2	5.4
Nine Months Ended June 30, 2022	1,044.8	53.7	5.1
Fourth Quarter	374.1	26.0	7.0
Total	$1,418.9	$79.7	5.6%

Fiscal 2023
First Quarter	$321.5	$10.8	3.4%
Second Quarter	307.3	9.3	3.0
Third Quarter	317.8	6.0	1.9
Nine Months Ended June 30, 2023	$946.6	$26.1	2.8%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Distribution Segment

The $39.9 million decrease in net sales before intersegment eliminations for the Distribution segment in the third quarter of fiscal 2023 compared to the prior year quarter was primarily due to $37.5 million of lower volumes. The lower volumes were primarily due to lower moving and storage business volumes in the current quarter and a large healthcare order in the prior year period.

The $98.2 million decrease in net sales for the Distribution segment in the nine months ended June 30, 2023 compared to the prior year period was primarily due to $115.2 million of lower volumes that was partially offset by $14.4 million of higher selling price/mix. The lower volumes were primarily due to the large healthcare order in the prior year period and lower moving and storage business volumes in the current year period.

In April 2023, one of our larger Distribution segment customers notified us that they were transitioning their business to a third party. We do not expect the impact on our consolidated operations to be material, although we expect the segment’s net sales to temporarily decline until the sales are replaced. We expect only minimal impact to the segment’s Adjusted EBITDA.

Adjusted EBITDA — Distribution Segment

Distribution segment Adjusted EBITDA in the third quarter of fiscal 2023 decreased $13.2 million compared to the prior year quarter primarily due to an estimated $11.3 million of lower volumes, an estimated $2.4 million of increased net cost inflation and $2.2 million of margin impact of lower selling price/mix which were partially offset by $2.6 million of cost savings.

Distribution segment Adjusted EBITDA in the nine months ended June 30, 2023 decreased $27.6 million compared to the prior year period primarily due to $32.9 million of lower volumes and an estimated $18.4 million of increased net cost inflation that were partially offset by an estimated $14.4 million margin impact from higher selling price/mix and $8.1 million of cost savings.

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

Cash and cash equivalents were $314.8 million at June 30, 2023 and $260.2 million at September 30, 2022. Approximately three-fourths of the cash and cash equivalents at June 30, 2023 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At June 30, 2023 and September 30, 2022, total debt was $9.0 billion and $7.8 billion, respectively, $419.4 million and $212.2 million of which was short-term at June 30, 2023 and September 30, 2022, respectively. Included in our total debt at June 30, 2023 was $161.6 million of non-cash acquisition-related step-up. During the nine months ended June 30, 2023, debt increased $1.2 billion primarily due to the Mexico Acquisition, net of debt repayments. See “Note 3. Acquisitions” for additional information.

At June 30, 2023, we had approximately $3.5 billion of available liquidity under our long-term committed credit facilities and cash and cash equivalents. Our primary available liquidity is under our revolving credit facilities and Receivables Securitization Facility. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with all of these covenants as required by these facilities and were in compliance with all of these covenants as of June 30, 2023.

At June 30, 2023, we had $77.6 million of outstanding letters of credit not drawn upon.

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

Cash Flow Activity

	Nine Months Ended
(In millions)	June 30,
	2023	2022
Net cash provided by operating activities	$1,243.6	$1,480.1
Net cash used for investing activities	$(1,522.0)	$(514.2)
Net cash provided by (used for) financing activities	$336.2	$(965.8)

Net cash provided by operating activities during the nine months ended June 30, 2023 decreased $236.5 million compared to the nine months ended June 30, 2022. The decrease was primarily due to lower earnings partially offset by $268.8 million of reduced working capital compared to the prior year period. We expect working capital to be a source of liquidity in the fourth quarter of fiscal 2023.

Net cash used for investing activities of $1,522.0 million in the nine months ended June 30, 2023 consisted primarily of $853.5 million of cash paid for the purchase of businesses, net of cash acquired and $818.3 million for capital expenditures that were partially offset by $43.8 million of proceeds from the sale of an unconsolidated displays joint venture, $36.0 million of proceeds from corporate owned life insurance, $26.3 million of proceeds from the sale of two URB mills, $23.2 million of proceeds from currency forward contracts and $21.7 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities of $514.2 million in the nine months ended June 30, 2022 consisted primarily of $569.5 million for capital expenditures that was partially offset by $29.8 million of proceeds from corporate owned life insurance and $25.6 million of proceeds from the sale of property, plant and equipment.

Going into fiscal 2023, we expected capital expenditures of approximately $1.0 to $1.1 billion. We now expect capital expenditures in fiscal 2023 to be approximately $1.0 billion. At this level of capital investment, we expect that we will continue to invest in safety, environmental and maintenance projects while also making investments to support productivity and growth in our business. In addition to investments in these projects, in future periods we may invest up to $0.5 billion per year in strategic capital projects. However, our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions or to comply with changes in environmental laws and regulations.

In the nine months ended June 30, 2023, net cash provided by financing activities of $336.2 million consisted primarily of a net increase in debt of $561.1 million which was partially offset by cash dividends paid to stockholders of $210.8 million. In the nine months ended June 30, 2022, net cash used for financing activities of $965.8 million consisted primarily of share repurchases of $600.0 million, cash dividends paid to stockholders of $195.9 million and a net decrease in debt of $195.3 million.

On July 28, 2023, our board of directors declared a quarterly dividend of $0.275 per share. In May 2023, February 2023 and November 2022, we paid a quarterly dividend of $0.275 per share, representing a $1.10 per share annualized dividend, or an increase of 10% from the prior year. In May 2022, February 2022 and November 2021, we paid a quarterly dividend of $0.25 per share, respectively.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our outstanding Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, representing approximately 10% of our outstanding Common Stock, plus any unutilized shares left from the July 2015 authorization. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. Pursuant to the program, in the nine months ended June 30, 2023, we had no share repurchases. In the nine months ended June 30, 2022, we repurchased approximately 12.6 million shares of our Common Stock for an aggregate cost of $597.5 million. The amount reflected as purchased in the consolidated statements of cash flows varies due to the timing of share settlement. As of June 30, 2023, we had approximately 29.0 million shares of Common Stock available for repurchase under the program.

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

Our pension plans in the U.S. are overfunded, and we had a $474.1 million pension asset on our consolidated balance sheet as of June 30, 2023. We made contributions of $19.8 million to our qualified and supplemental defined benefit pension plans during the nine months ended June 30, 2023. Based on current facts and assumptions, we expect to contribute approximately $25 million to our qualified and supplemental defined benefit pension plans in fiscal 2023. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from certain MEPPs, including PIUMPF, and recorded estimated withdrawal liabilities for each. We also have liabilities associated with other MEPPs that we, or legacy companies, have withdrawn from in the past. In fiscal 2023, we expect to pay approximately $11 million in withdrawal liabilities, excluding accumulated funding deficiency demands. With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate.

At June 30, 2023 and September 30, 2022, we had recorded withdrawal liabilities of $203.1 million and $214.7 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. See “Note 6. Retirement Plans — MEPPs” of the Notes to Consolidated Financial Statements for more information regarding these liabilities. See also Item 1A. “Risk Factors — We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with Multiemployer Pension Plans” in our Fiscal 2022 Form 10-K.

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

Upon issuance, the Notes maturing in 2024, 2025, 2027 and March 2028 were fully and unconditionally guaranteed by two other wholly owned subsidiaries of Parent: WestRock RKT, LLC and MWV, together, (the “Guarantor Subsidiaries”). Parent has also fully and unconditionally guaranteed these Notes. The remaining Notes were issued by the Issuer subsequent to the consummation of the acquisition of KapStone Paper and Packaging Corporation in November 2018 and were fully and unconditionally guaranteed at the time of issuance by the Parent and the Guarantor Subsidiaries. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by the Parent and the Guarantor Subsidiaries (together, the “Guarantors”). Collectively, the Issuer and the Guarantors are the “Obligor Group”.

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

SUMMARIZED STATEMENT OF OPERATIONS

Nine Months Ended
(In millions)	June 30, 2023

Net sales to unrelated parties	$1,212.3
Net sales to non-Guarantor Subsidiaries	$981.7
Gross profit	$823.0
Interest expense, net with non-Guarantor Subsidiaries	$(106.0)
Net loss and net loss attributable to the Obligor Group (1)	$(27.8)

(1)
Includes a pre-tax goodwill impairment charge of $107.8 million.

SUMMARIZED BALANCE SHEETS

(In millions)	June 30, 2023	September 30, 2022

ASSETS
Total current assets	$203.7	$227.4

Noncurrent amounts due from non- Guarantor Subsidiaries	$285.5	$370.1
Other noncurrent assets (1)	1,652.5	1,812.8
Total noncurrent assets	$1,938.0	$2,182.9

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$2,857.1	$2,253.5
Other current liabilities	378.6	144.5
Total current liabilities	$3,235.7	$2,398.0

Noncurrent amounts due to non- Guarantor Subsidiaries	$1,906.2	$3,097.5
Other noncurrent liabilities	7,546.8	6,872.7
Total noncurrent liabilities	$9,453.0	$9,970.2

(1)
Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,419.9 million and $1,601.2 million as of June 30, 2023 and September 30, 2022, respectively.

New Accounting Standards

See “Note 1. Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements.

Definitions and Non-GAAP Financial Measures

We calculate cost savings as the year-over-year change in certain costs incurred for manufacturing, procurement, logistics, and SG&A, in each case excluding the impact of economic downtime and inflation. Cost savings achieved to date may not recur in future periods, and estimates of future savings are subject to change.

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

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these measures provide our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude restructuring and other costs, impairment of goodwill and other assets, business systems transformation costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net income (loss) attributable to common stockholders and Earnings (loss) per diluted share, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Earnings (loss) per diluted share	$0.79	$1.47	$(6.88)	$2.28
Goodwill impairment	—	—	7.16	—
Restructuring and other costs	0.14	—	1.55	1.05
Mahrt mill work stoppage	—	—	0.23	—
Business systems transformation costs	0.07	—	0.18	—
Loss on consolidation of previously held equity method investment net of deferred taxes	—	—	0.09	—
Acquisition accounting inventory related adjustments	—	—	0.04	—
Losses at closed facilities	0.02	0.01	0.04	0.01
Mineral rights impairment	—	0.08	—	0.08
Loss on extinguishment of debt	—	—	—	0.02
Accelerated depreciation on certain closed facilities	—	0.02	—	0.02
Gain on sale of unconsolidated entity	(0.07)	—	(0.07)	—
Multiemployer pension withdrawal income	(0.04)	—	(0.04)	—
Gain on sale of two uncoated recycled paperboard mills	—	—	(0.03)	—
Gain on sale of certain closed facilities	—	—	(0.03)	(0.04)
Brazil indirect tax claim	(0.02)	—	(0.02)	—
MEPP liability adjustment due to interest rates	—	(0.04)	—	(0.08)
Adjustment to reflect adjusted earnings on a fully diluted basis	—	—	(0.01)	—
Adjusted Earnings Per Diluted Share	$0.89	$1.54	$2.21	$3.34

The as reported results in the table below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income (loss) before income taxes”, “Income tax (expense) benefit” and “Consolidated net income (loss)”, respectively, as reported on the consolidated statements of operations. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income (loss) attributable to common stockholders (represented in the table below as the as reported results for Consolidated net income (loss) (i.e., Net of Tax) less net income attributable to Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended			Nine Months Ended
	June 30, 2023			June 30, 2023
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
As reported	$270.4	$(67.3)	$203.1	$(1,796.1)	$41.2	$(1,754.9)
Goodwill impairment	—	—	—	1,893.0	(63.2)	1,829.8
Restructuring and other costs	47.6	(11.6)	36.0	525.3	(128.7)	396.6
Mahrt mill work stoppage (1)	—	—	—	77.8	(19.1)	58.7
Business systems transformation costs (1)	22.6	(5.6)	17.0	60.3	(14.8)	45.5
Loss on consolidation of previously held equity method investment net of deferred taxes (1)	—	—	—	46.8	(22.2)	24.6
Acquisition accounting inventory related adjustments (1)	—	—	—	13.1	(3.2)	9.9
Losses at closed facilities (1)	8.3	(2.1)	6.2	12.0	(2.9)	9.1
Gain on sale of unconsolidated entity (1)	(19.2)	2.0	(17.2)	(19.2)	2.0	(17.2)
Multiemployer pension withdrawal income	(12.2)	3.0	(9.2)	(12.2)	3.0	(9.2)
Gain on sale of two uncoated recycled paperboard mills	(0.1)	—	(0.1)	(11.2)	2.8	(8.4)
Gain on sale of certain closed facilities	—	—	—	(9.8)	2.4	(7.4)
Brazil indirect tax claim (1)	(9.1)	3.1	(6.0)	(9.1)	3.1	(6.0)
Other (1)	—	—	—	0.6	(0.1)	0.5
Adjusted Results	$308.3	$(78.5)	$229.8	$771.3	$(199.7)	$571.6
Noncontrolling interests			(1.1)			(3.9)
Adjusted Net Income			$228.7			$567.7
(1)
These footnoted items represent the "Other adjustments" reported in the additional segment information table in our segment footnote. The “Losses at closed facilities” line for the three and nine months ended June 30, 2023, includes $0.5 million and $1.2 million of depreciation and amortization, respectively, and the Brazil indirect tax claim includes $4.7 million of interest income in each period. See “Note 8. Segment Information” for additional information.

	Three Months Ended			Nine Months Ended
	June 30, 2022			June 30, 2022
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
As reported	$512.5	$(132.7)	$379.8	$797.4	$(193.1)	$604.3
Restructuring and other costs	0.6	(0.1)	0.5	366.3	(89.7)	276.6
Mineral rights impairment	26.0	(6.4)	19.6	26.0	(6.4)	19.6
Loss on extinguishment of debt	—	—	—	8.2	(2.0)	6.2
Accelerated depreciation on certain closed facilities	7.5	(1.9)	5.6	7.5	(1.9)	5.6
Losses at closed facilities (1)	3.7	(0.8)	2.9	4.1	(1.0)	3.1
MEPP liability adjustment due to interest rates	(12.7)	3.1	(9.6)	(27.3)	6.7	(20.6)
Gain on sale of certain closed facilities	—	—	—	(14.4)	3.6	(10.8)
Other	(0.9)	0.2	(0.7)	(0.9)	0.2	(0.7)
Adjusted Results	$536.7	$(138.6)	$398.1	$1,166.9	$(283.6)	$883.3
Noncontrolling interests			(1.9)			(4.2)
Adjusted Net Income			$396.2			$879.1
(1)
These footnoted items represent the "Other adjustments" reported in the additional segment information table in our segment footnote. The “Losses at closed facilities” line for the three and nine months ended June 30, 2022, includes $0.3 million and $0.4 million of depreciation and amortization, respectively.

We also use the non-GAAP financial measure “Consolidated Adjusted EBITDA”, along with other factors such as "Adjusted EBITDA" (a measure of segment performance our CODM uses to evaluate segment results in accordance with ASC 280), to evaluate our overall performance. Management believes that the most directly comparable GAAP measure to Consolidated Adjusted EBITDA is “Net income (loss) attributable to common stockholders”. Management believes this measure provides our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, impairment of goodwill and other assets, business systems transformation costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information to evaluate our performance relative to other periods.

Set forth below is a reconciliation of the non-GAAP financial measure Consolidated Adjusted EBITDA to Net income (loss) attributable to common stockholders for the periods indicated (in millions).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$202.0	$377.9	$(1,758.8)	$600.1
Adjustments: (1)
Less: Net income attributable to noncontrolling interests	1.1	1.9	3.9	4.2
Income tax (benefit) expense	67.3	132.7	(41.2)	193.1
Other (income) expense, net	(1.4)	7.2	(8.8)	0.7
Loss on extinguishment of debt	—	—	—	8.2
Interest expense, net	108.1	78.5	313.8	237.7
Restructuring and other costs	47.7	0.6	525.4	366.3
Impairment of goodwill and other assets	—	26.0	1,893.0	26.0
Multiemployer pension withdrawal income	(12.2)	—	(12.2)	(3.3)
Gain on sale of certain closed facilities	—	—	(9.8)	(14.4)
Depreciation, depletion and amortization	382.5	377.3	1,151.5	1,117.4
Other adjustments	6.8	3.4	185.8	3.7
Consolidated Adjusted EBITDA	$801.9	$1,005.5	$2,242.6	$2,539.7

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

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the Company’s current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “should”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target”, "prospects", “potential” and "forecast", or words of similar import or meaning or refer to future time periods. Forward-looking statements involve estimates, expectations, projections, goals, targets, forecasts, assumptions, risks and uncertainties. A forward-looking statement is not a guarantee of future performance, and actual results could differ materially from those contained in the forward-looking statement.

Forward-looking statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, such as developments related to pricing cycles and volumes; economic, competitive and market conditions generally, including macroeconomic uncertainty and adverse developments affecting the financial services industry, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; intense competition; results and impacts of acquisitions, including operational and financial effects from the Mexico Acquisition; divestitures as well as risks related to our joint ventures; business disruptions, including from public health crises such as a resurgence of COVID, the occurrence of severe weather or a natural disaster or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair; failure to respond to changing customer preferences; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, and costs related to resolving disputes with third parties with which we work to manage and implement capital projects; risks related to international sales and operations; the production of faulty or contaminated products; the loss of certain customers; adverse legal, reputational, operational and financial effects resulting from cyber incidents and the effectiveness of business continuity plans during a ransomware or other cyber incident; work stoppages and other labor relations difficulties; inability to attract, motivate, train and retain qualified personnel; risks associated with sustainability and climate change, including our ability to achieve ESG targets and goals on announced timelines or at all; our inability to successfully identify and make performance improvements and deliver cost savings and risks associated with completing strategic projects on anticipated timelines and realizing anticipated financial or operational improvements on announced timelines or at all, including with respect to our business systems transformation; risks related to our indebtedness; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; our desire or ability to repurchase company stock; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter); and additional impairment charges. Such risks and other factors that may impact forward-looking statements are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “Annual Report”) and in its subsequent filings with the Securities and Exchange Commission, including in Item 1A “Risk Factors” of the Annual Report and of this report. The information contained herein speaks as of the date hereof, and the Company does not have or undertake any obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2022 Form 10-K for a discussion of certain of the market risks to which we are exposed. Certain of these risks are primarily associated with our mill operations: sales of containerboard and paperboard, energy, recycled fiber, virgin fiber and freight. The Mexico Acquisition added approximately 1.0 million tons of mill capacity to our pre-acquisition mill capacity of approximately 15.2 million tons. Our market risk therefore increased fairly proportionally. However, this increase had been essentially offset by mill closures announced during fiscal 2023. In addition, we are exposed to changes in interest rates. Based on the amounts and mix of our fixed and floating rate debt at June 30, 2023, if market interest rates increased an average of 100 basis points, our annual interest expense would increase by approximately $21 million. At June 30, 2023, the notional amount of our natural gas commodity derivatives was 22.2 million MMBtu. Based on our open contracts as of June 30, 2023, the effect of a 10% change in the price per MMBtu, other than for July 2023 which period is already priced, would impact Cost of goods sold by approximately $6 million.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. During the quarter ended December 31, 2022, we completed the Mexico Acquisition. Subsequent to the Mexico Acquisition, we have begun controls assessment and integration activities. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information. In accordance with the SEC's published guidance, we plan to exclude these operations from our assessments of internal control over financial reporting because we acquired these operations during the fiscal year. SEC rules require that we complete our assessment of the internal control over financial reporting of the Mexico Acquisition within one year after the date of the acquisition.

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

We Have a Significant Amount of Goodwill and Other Intangible Assets and Have Experienced Impairments in the Past, and Any Additional Future Write-Downs Could Materially Adversely Impact Our Operating Results and Stockholders’ Equity

At June 30, 2023, the carrying value of our goodwill and intangible assets was $6.9 billion. We review the carrying value of our goodwill for impairment annually, or more frequently when impairment indicators exist. Similarly, we review our other intangible assets for impairment when circumstances indicate that the carrying value may not be recoverable. The impairment analysis requires us to analyze a number of factors and make estimates that require significant judgment. In fiscal 2020, we recorded a pre-tax, non-cash goodwill impairment charge of $1.3 billion in our legacy Consumer Packaging reporting unit. In the second quarter of fiscal 2023, we determined that our Global Paper and Corrugated Packaging reporting units had carrying values that exceeded their fair values, and we recorded an aggregate pre-tax, non-cash impairment charge of $1.9 billion. These impairments materially adversely affected our operating results for the applicable reporting periods. The factors that led to the impairment charge in the second quarter of fiscal 2023 may persist, worsen, or recur in the future. Additionally, other future changes, including to underlying assumptions, estimates and market factors, could require us to record additional impairment charges, which could lead to future decreases in assets and reductions in net income. See Note 8. Segment Information of the Notes to Consolidated Financial Statements for additional information. Any additional significant write-down could have a material adverse effect on our operating results and stockholders’ equity and could impact the trading price of our Common Stock.

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

WESTROCK COMPANY
(Registrant)

Date:	August 4, 2023	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)