Form 10-K
period 2023-09-30
WestRock Co
filed 2023-11-17
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐(1)

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐(1)

(1) Per SEC guidance, this blank checkbox is presented on this cover page, but no disclosure with respect thereto is required until issuers are required under applicable exchange listing standards to have a recovery policy in place.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2023 (based on the closing price per share as reported on the New York Stock Exchange on such date), was approximately $7,769 million.

As of November 3, 2023, the registrant had 256,469,100 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2024 are incorporated by reference in Part III.

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

We report our financial results of operations in four reportable segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

On December 1, 2022, we completed our acquisition of the remaining 67.7% interest in Gondi, S.A. de C.V. (“Grupo Gondi”) for $969.8 million in cash and the assumption of debt (“Mexico Acquisition”). We accounted for this acquisition as a business combination resulting in its consolidation. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information. In addition, in fiscal 2023, we divested our interior partitions converting operations (our ownership interest in RTS Packaging, LLC), sold our Chattanooga, TN uncoated recycled paperboard mill, sold our ownership interest in an unconsolidated displays joint venture, sold our Seven Hills Paperboard LLC (“Seven Hills”) mill joint venture in Lynchburg, VA, and sold our Eaton, IN, and Aurora, IL uncoated recycled paperboard mills. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” of the Notes to Consolidated Financial Statements for additional information.

Transaction Agreement with Smurfit Kappa

On September 12, 2023, we entered into a transaction agreement (the “Transaction Agreement”) with Smurfit Kappa Group plc, a public limited company incorporated in Ireland (“Smurfit Kappa”), Cepheidway Limited (to be renamed Smurfit WestRock plc), a private limited company incorporated in Ireland (“ListCo”), and Sun Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of ListCo (“Merger Sub”).

The Transaction Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that (a) pursuant to a scheme of arrangement (the “Scheme”) each issued ordinary share of Smurfit Kappa will be exchanged for one ordinary share of ListCo (a “ListCo Share”), as a result of which Smurfit Kappa will become a wholly owned subsidiary of ListCo, and (b) following the implementation of the Scheme, Merger Sub will merge with and into the Company (the “Merger” and, together with the Scheme, the “Transaction”), with the Company surviving the Merger as a wholly owned subsidiary of ListCo. As a result of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Common Stock”), with certain exceptions, will be converted into the right to receive one ListCo Share and $5.00 in cash. All shares owned by the Company, any Company subsidiary, Smurfit Kappa, Merger Sub or any of their respective subsidiaries will be cancelled and will cease to exist, and no consideration will be delivered in exchange therefor. The Transaction Agreement also provides a mechanism for converting outstanding Company equity awards to ListCo awards. The Transaction is expected to close in the second calendar quarter of 2024, conditional upon regulatory approvals, shareholder approvals and satisfaction of other closing conditions.

Following completion of the Transaction, former Smurfit Kappa shareholders are expected to hold approximately 50.4% of ListCo and our former stockholders are expected to hold approximately 49.6% of ListCo, respectively, based on the number of shares outstanding of both Smurfit Kappa and WestRock as of September 12, 2023. It is further expected that the ListCo shares will be (i) registered under the Securities Exchange Act of 1934, as amended, and listed on the New York Stock Exchange (“NYSE”) and (ii) listed on the Standard Listing segment of the Official List of the Financial Conduct Authority (“FCA”) and admitted to trading on the main market for listed securities of the London Stock Exchange (“LSE”). Shares of our Common Stock will be delisted from the NYSE and deregistered under the Exchange Act.

Products

We are one of the largest integrated producers of linerboard, white-top linerboard and corrugating medium (“containerboard”) and kraft paper in North America, and we serve primarily corrugated packaging markets. We are one of the largest producers of paperboard in North America, and we operate both integrated virgin and recycled fiber mills. Our mill system manufactures for the benefit of each reportable segment that ultimately sells the associated paper and packaging products to our external customers. Additionally, our recycling operations are conducted as a procurement function, focusing on the procurement of low cost, high quality recycled fiber for our mill system. See Item 2. “Properties” for additional information on our annual production capacity and types of containerboard and paperboard we manufacture, and Item 1. “Business — Sales and Marketing” for additional information on our vertical integration.

Corrugated Packaging Segment

Our Corrugated Packaging segment substantially consists of our integrated corrugated converting operations and generates its revenues primarily from the sale of corrugated containers and other corrugated products including displays. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty, and other household, consumer, commercial and industrial products. Corrugated packaging may also be graphically enhanced for retail sale, particularly in club store locations. Our integrated corrugated packaging system manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a wide range of high-quality corrugated containers designed to protect, ship, store, promote and display products made to our customers’ specifications. We convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and regional and large national accounts. We provide customers with innovative packaging solutions to help them promote and sell their products. We provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. We offer a machinery solution that creates pouches that replace single-use plastics, including bubble mailers. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together, and slits and cuts the resulting corrugated paperboard into sheets to customer specifications.

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

Sales of corrugated packaging products to external customers accounted for 48.1%, 42.3% and 43.2% of our net sales in fiscal 2023, 2022 and 2021, respectively. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Consumer Packaging Segment

Our Consumer Packaging segment consists of our integrated consumer converting operations and generates its revenues primarily from the sale of consumer packaging products such as folding cartons, interior partitions (before divestiture in September 2023), inserts and labels. We are one of the largest manufacturers of folding cartons in North America. Our folding cartons are used to package items such as food, paper, beverages, dairy products, confectionery, health and beauty and other household consumer, commercial and industrial products, primarily for retail sale. Our folding cartons are also used by our customers to attract consumer attention at the point-of-sale. We manufacture express mail packages for the overnight courier industry, provide inserts and labels, as well as rigid packaging and other printed packaging products, such as transaction cards (e.g., credit, debit, etc.), brochures, product literature, marketing materials (such as booklets, folders, inserts, cover sheets and slipcases)

and grower tags and plant stakes for the horticultural market. For the global healthcare market, we manufacture paperboard packaging for over-the-counter and prescription drugs. Our customers generally use our inserts and labels to provide customer product information either inside a secondary package (e.g., a folding carton) or affixed to the outside of a primary package (e.g., a bottle). Folding cartons typically protect customers’ products during shipment and distribution, and employ graphics to promote them at retail. We manufacture folding cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics, such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies, as well as iridescent, holographic, textured and dimensional effects to provide differentiated packaging products, and support our customers with new package development, innovation and design services and package testing services. Prior to divesting our interior partitions operations in September 2023, we manufactured and sold our solid fiber and corrugated partitions and die-cut paperboard components principally to glass container manufacturers, producers of beer, food, wine, spirits, cosmetics and pharmaceuticals, and the automotive industry.

Sales of consumer packaging products to external customers accounted for 24.2%, 23.2% and 23.5% of our net sales in fiscal 2023, 2022 and 2021, respectively. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Global Paper Segment

Our Global Paper segment consists of our commercial paper operations and generates its revenues primarily from the sale of containerboard, paperboard and specialty grades to external customers, and we serve primarily corrugated packaging, folding carton, food service, liquid packaging, tobacco and commercial print markets. We sell our products globally to customers who value our scale, wide range of products, and service. Sales of global paper products to external customers accounted for 21.5%, 27.9% and 26.6% of our net sales in fiscal 2023, 2022 and 2021, respectively. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Distribution Segment

Our Distribution segment consists of our distribution and display assembly operations and generates its revenues primarily from the distribution of packaging products and assembly of display products. We distribute corrugated packaging materials and other specialty packaging products, including stretch film, void fill, carton sealing tape and other specialty tapes, through our network of warehouses and distribution facilities. We also provide contract packing services, such as multi-product promotional packing and product manipulation, such as multipacks and onpacks. Sales in our Distribution segment to external customers accounted for 6.2%, 6.6% and 6.7% of our net sales in fiscal 2023, 2022 and 2021, respectively. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

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

Raw Materials

The primary raw materials used by our mill operations are recycled fiber at our recycled containerboard and paperboard mills and virgin fiber from hardwoods and softwoods at our virgin containerboard and paperboard mills. Certain of our virgin containerboard is manufactured with some recycled fiber content. Our overall fiber sourcing for all of our mills is approximately 60% virgin and 40% recycled. See Item 2. “Properties” for additional information. Recycled fiber prices and virgin fiber prices can fluctuate significantly. Recycled fiber costs were lower in fiscal 2023 compared to fiscal 2022, while virgin fiber costs were relatively flat in fiscal 2023 compared to fiscal 2022.

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

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and purchased biomass fuel at times has fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented at certain mills with fuel oil, to generate steam used in the paper making process. In our virgin fiber mills, we use biomass, natural gas, fuel oil and coal to generate steam used in the pulping and paper making processes and to generate some or all the electricity used on site. We primarily use purchased electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. Our energy costs decreased in fiscal 2023 compared to fiscal 2022. From time to time, we use commodity contracts to hedge energy exposures. See Item 1. “Business — Governmental Regulation — Environmental” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — “Energy” and “Derivative Instruments / Forward Contracts” for additional information.

Transportation

Inbound and outbound freight is a significant cost for us. Factors that influence our freight expense are distance between shipping and delivery locations, distance from our facilities to customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs. Freight costs continued to increase in fiscal 2023 compared to fiscal 2022. The principal markets for our products are in North America, South America, Europe, Asia and Australia.

Sales and Marketing

None of our external customers individually accounted for more than 10% of our consolidated net sales in fiscal 2023. We generally manufacture our products pursuant to our customers’ orders. We believe that we have good relationships with our customers.

As a result of our vertical integration, our mill utilization may be directly impacted by changes in demand for our packaging products. During fiscal 2023, approximately two-thirds of our coated natural kraft tons shipped, approximately three-fifths of our coated recycled paperboard tons shipped and approximately one-fifth of our bleached paperboard tons shipped were delivered to our converting operations, primarily to manufacture folding cartons, and approximately four-fifths of our containerboard tons shipped, including trade swaps and buy/sell transactions, were delivered to our converting operations to manufacture corrugated products. We have the ability to move our internal sourcing among certain of our mills to optimize the efficiency of our operations. We believe that our ability to leverage our full portfolio of differentiated solutions and capabilities enables us to set ourselves apart from our competitors.

We market our products primarily through our own sales force. We also market a number of our products through independent sales representatives and independent distributors. We generally pay our sales personnel a combination of base salary, commissions and annual bonus. We pay our independent sales representatives on a commission basis. Orders from our customers generally do not have significant lead times. We discuss net sales to unaffiliated customers through our foreign operations and other financial information in “Note 8. Segment Information” of the Notes to Consolidated Financial Statements.

Competition

We operate in a competitive global marketplace. The industries in which we operate are highly competitive, and no single company dominates any of those industries. Our containerboard and paperboard operations compete with integrated and non-integrated national and regional companies operating primarily in North America, and to a limited extent, manufacturers outside of North America. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. In the corrugated packaging and folding carton markets, we compete with a significant number of national, regional and local packaging suppliers in North America and abroad. In the promotional point-of-purchase display and converted paperboard products markets, we primarily compete with a smaller number of national, regional and local companies offering highly specialized products.

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

The industries in which we operate have undergone consolidation. Within the packaging products industry, larger customers, with an expanded geographic presence, have tended to seek suppliers that can, because of their broad geographic presence, efficiently and economically supply all or a range of their packaging needs. In addition, our customers continue to demand higher quality products meeting increasingly strict quality control requirements. Increasing demand for more sustainable products is also impacting our industry. See Item 1. “Business — Sustainability” for additional information.

Governmental Regulation

Health and Safety

Our business involves the use of heavy equipment, machinery and chemicals and requires the performance of activities that create safety exposures. Safeguarding the health, safety and overall welfare of our team is a top concern and critical to attracting and retaining the best talent, while also playing a pivotal role in realizing our business and sustainability objectives. We implement our health and safety requirements through a comprehensive, company-wide Safety Excellence System that includes global policies, performance standards, implementation tools, guidance documents, standardized forms, best practice sharing and operational learning. We seek to reduce exposures and eliminate life changing events through engagement, execution of targeted, results-driven activities, and implementation of systems that promote continuous improvement.

We are subject to a broad range of foreign, federal, state and local laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. We have incurred, and will continue to incur, operating costs and capital expenditures to meet our health and safety compliance requirements, as well as to continually improve our safety systems. We believe that future compliance with occupational health and safety laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows.

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

Environmental

Environmental compliance requirements are a significant factor affecting our business. Our manufacturing processes involve the use of natural resources, such as virgin wood fiber and fresh water, discharges to water, air emissions and waste handling and disposal activities. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities.

We estimate that we will invest approximately $103 million for capital expenditures during fiscal 2024 in connection with matters relating to environmental compliance. It is possible that our capital expenditure assumptions and project completion dates may change, and our projections are subject to change due to factors such as the finalization of ongoing engineering projects and changes in environmental laws and regulations.

See “Note 19. Commitments and Contingencies — Environmental” of the Notes to Consolidated Financial Statements for additional information.

Sustainability

At WestRock, our sustainability program is represented by three pillars:

▪
Supporting People and Communities
▪
Bettering the Planet
▪
Innovating for Our Customers and Their Customers

We have a long history of recycling and are one of the largest recyclers in the paper industry. Our recycling operations collect recovered fiber that is used by our own paper mills and by others to produce new paper products.

The virgin wood fiber used in our manufacturing operation is sourced from responsibly managed forests. Our North American virgin fiber sourcing regions are certified to the Sustainable Forestry Initiative (SFI®) 2022 Fiber Sourcing standard. Our forestland in Brazil is certified to the Brazilian Forest Certification Programme (CERFLOR®), the Programme for the Endorsement of Forest Certification (PEFC®) and the Forest Stewardship Council (FSC®). To provide traceability for the virgin fiber used in our operations, nearly 100% of our wholly owned fiber-based manufacturing facilities have been chain-of-custody certified to internationally recognized standards such as SFI®, PEFC® and FSC®.

Climate Change

Sustainability and innovation are fundamental to our business, and we are working to improve the carbon footprint of our manufacturing operations by setting targets to reduce greenhouse gas (“GHG”) emissions and developing projects to become more energy efficient. Our integrated kraft paper mills, our most energy-intensive manufacturing facilities, currently burn renewable biomass to generate approximately 70% of their energy needs. Most of these facilities also self-generate the steam and electricity needed for their manufacturing processes using efficient combined heat and power or “cogeneration” systems. During fiscal 2023, our recycling operations helped to divert approximately six million tons of paper and packaging that might otherwise go into landfills where it might degrade and release GHGs. Our fiber procurement activities create economic incentives for landowners and family tree farmers to maintain their holdings as working forests that sequester carbon and provide many other environmental benefits, including protection for fresh water supplies and habitats for diverse species of plants and animals.

Governance

Board-level oversight of climate and other sustainability matters resides with the Nominating and Corporate Governance Committee of the board of directors, and six members of the board of directors have sustainability experience.

In addition to board-level oversight, we have robust management-level oversight of sustainability matters. WestRock’s executive leadership team is responsible for establishing our sustainability strategy, including with respect to climate-related issues. Our Senior Vice President of Strategy and Sustainability, who reports to our President, Global Paper, is responsible for providing guidance on our sustainability approach, helping to link our sustainability and business initiatives and driving implementation of our sustainability strategy throughout the organization in collaboration with other executives. Our Vice President, Sustainability, manages day-to-day implementation of this strategy. In addition to our sustainability executives, we have established cross-functional groups within the organization to facilitate ongoing refinement and execution of our sustainability strategy, develop plans to achieve our sustainability targets and embed our sustainability targets into our operations. These groups include representatives from our product stewardship, environmental, innovation, engineering, manufacturing, finance, legal and communications groups.

Targets and Metrics

In 2022, we validated science-based targets ("SBT") for GHG emissions reduction aligned to a well below 2-degree Celsius ambition. Our SBT involves reducing absolute Scope 1 and 2 GHG emissions 27.5% by 2030 from a 2019 baseline year. The SBT also includes a reduction in absolute Scope 3 GHG emissions from purchased goods and services, fuel and energy activities, upstream and downstream transportation and distribution, and end-of-life treatment of sold products by 27.5% within the same timeframe.

Strategy

We expect our SBT to guide our work as we plan, invest in, organize, and develop projects to reduce our GHG emissions. Our strategy for achieving our SBT is multi-faceted and includes consideration of several alternatives that can be deployed in combination, including energy efficiency projects, fuel switching, low carbon technology investments, electricity grid decarbonization, physical and renewable power purchase agreements and manufacturing footprint rationalizations. Based on our actions to date, the amount we expect to invest to achieve our SBT is not material. We have processes for regularly evaluating and optimizing our SBT strategy to account for changes in markets dynamics and customer preferences, our business operations, laws and regulations and climate science.

We have also embedded carbon considerations into our capital planning processes. Our capital project approval form includes a tool that provides project developers, reviewers, and approvers with information on whether their proposed investment will add to or reduce GHG emissions from the affected facility. The tool also can be used to assess potential project impacts on water intake and solid waste generation. This process is designed to increase awareness of GHG emissions and other environmental impacts within the organization and to provide us with information to use in optimizing our SBT and sustainability strategies.

Opportunities and Risks

Climate change presents certain opportunities and risks for our business.

Our climate-related opportunities include:

•
Increasing our sales of fiber-based packaging by capitalizing on shifting consumer preferences for products that advance the circular economy and reduce or replace single-use, fossil fuel-based plastics.

•
Expanding our installed base of packaging machinery solutions, which have the potential to improve customers’ GHG profiles by optimizing raw material usage, improving manufacturing efficiencies and reducing or eliminating plastic waste.

•
Attracting investors and talented employees, as well as cultivating positive relationships with communities where we operate and with other stakeholders, by demonstrating our leadership in sustainability with our sustainability targets, including our SBT.

•
Improving the resiliency of our energy supply chain and potentially lowering our operating costs by reducing or eliminating fossil fuels such as coal and oil.

Our climate-related risks include:

•
Lost production and damage to our physical assets and infrastructure, including our manufacturing facilities, as a result of severe weather-related events, such as hurricanes, tornadoes, other extreme storms, wildfires and floods.

•
Supply chain disruptions and increased material costs, such as through impacts to virgin fiber supplies and prices, during prolonged periods of heavy rain, heat, drought, tree disease or insect epidemics or other environmental events that may be caused by variations in conditions.

•
Additional compliance costs and burdens resulting from the enactment of new laws and regulations aimed at reducing carbon emissions, which could take the form of cap-and-trade, carbon taxes or a GHG reduction mandate.

•
Higher prices for certain raw materials and fuels, including natural gas, related to the transition to a lower-carbon economy or the enactment of GHG reduction mandates. Also, new climate rules and regulations that result in fuel efficiency standards could increase WestRock’s transportation costs.

•
Increased capital expenditures and/or operating costs to meet our SBT, which could deviate materially from our initial estimates.

•
Reputational risk tied to customer or other stakeholder perceptions if we are unable to achieve our SBT fully or on time due to various risks and uncertainties or if customer or other stakeholder expectations increase beyond our current SBT commitment, requiring increased capital expenditures and/or operating costs.

Certain jurisdictions in which we have manufacturing facilities or other investments have already taken actions to address climate change. In the United States ("U.S."), the Environmental Protection Agency (“EPA”) has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. The EPA has also promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have U.S. facilities subject to existing GHG permitting and reporting requirements, the impact of these requirements has not been material to date. In addition to these national efforts, some U.S. states in which we have manufacturing operations, including Washington, New York, and Virginia, are taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and-trade programs.

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

We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we monitor developments in climate-related laws, regulations, and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations. Compliance with climate programs may require future expenditures to meet GHG emission reduction obligations. These obligations may include carbon taxes, the requirement to purchase GHG credits, or the need to acquire carbon offsets. Also, we may be required to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas.

Additional information regarding our GHG targets and strategy are available in our 2022 Sustainability Report, which we prepared in accordance with the Global Reporting Initiative 2021 Universal Standards and relevant Topic Standards Option. The report includes a crosswalk to relevant Sustainability Accounting Standards Board disclosure topics and an index of climate information informed by the Task Force on Climate-related Financial Disclosures framework. The topics discussed above and discussed within our 2022 Sustainability Report may not be considered material for SEC reporting purposes. Our sustainability reports are available on our website at www.westrock.com/sustainability. The information contained in our sustainability reports is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Patents and Other Intellectual Property

We hold a substantial number of foreign and domestic trademarks, trademark applications, trade names,

patents, patent applications and licenses relating to our business, our products and our production processes. Our patent portfolio consists primarily of utility patents relating to our products and manufacturing operations, including proprietary automated packaging systems. Our company name and logo, and certain of our products and services, are protected by domestic and foreign trademarks. Our patents, trademarks and other intellectual property rights, particularly those relating to our manufacturing operations, are important to our operations as a whole. Our intellectual property has various expiration dates.

Human Capital

Overview

WestRock aims to recruit, develop, and retain diverse, best-in-class talent. To foster their and our success, we seek to create an environment where people can do their best work – a place where they can be their authentic selves, guided by our values. We strive to maximize the potential of our human capital resources by creating a respectful, rewarding, and inclusive work environment.

The capabilities of our workforce have evolved as our business and strategy have evolved. We continuously hire for and develop for the new capabilities we need today and for what we expect in the future. We have invested in our commercial, operations, innovation, digital and systems, and technical training capabilities.

At September 30, 2023, we employed approximately 56,100 people, approximately 90% were in sales and operations, including manufacturing, distribution, product and services support; and approximately 10% were in general and administration, including groups such as finance, human resources, information technology, legal and supply chain. Approximately 65% were located in the U.S. and Canada and 35% were located in Europe, South America, Mexico and Asia Pacific. Of the approximately 56,100 employees, approximately 71% were hourly and 29% were salaried. Approximately 54% of our hourly employees in the U.S. and Canada are covered by collective bargaining agreements (“CBAs”), which typically have four to six-year terms. Approximately 25% of those employees covered under CBAs are operating under local agreements that expire within one year and approximately 11% of those employees are governed under expired local contracts.

While we have experienced isolated work stoppages from time to time, we believe that working relationships with our employees are generally good. From October 2022 to February 2023, we experienced a defensive lockout at our Mahrt mill in Cottonton, AL and have experienced a strike at our corrugated converting facility in Dayton, NJ since June 2023. We effectuated contingency plans at both locations and both facilities continued to operate and produce products for our customers. We recently reached a tentative agreement to resolve the strike at the Dayton facility, subject to approval of the requisite union membership.

In December 2019, the United Steelworkers Union (“USW”) ratified a master agreement that applies to substantially all of our U.S. facilities represented by the USW. The agreement has a four-year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing, and safety. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. The master agreement permits us to apply its terms to USW employees who work at facilities we acquire during the term of the agreement. The master agreement covers approximately 51 of our U.S. operating locations and approximately 7,300 of our employees. While the terms of our CBAs vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered. Negotiations towards a new master agreement commenced in November 2023, and a tentative agreement has been reached. It remains subject to approval of the requisite union membership.

Culture

WestRock’s culture is grounded in our values of integrity, respect, accountability and excellence.

At the core of our employee listening systems is our bi-annual engagement survey, which is augmented with employee pulse checks after hire and promotion, and exit interviews/surveys. These surveys enable us to gather feedback directly from our workforce to inform our programs and employee needs globally. In 2023, 89% of WestRock team members participated in the engagement survey and 77% of global team members participated in the 2022 pulse survey. The 2023 engagement survey showed a slight increase to 77% in engagement when compared to the 2021 full engagement survey of 75%. The engagement survey and pulse check covered topics such as company strategy and direction, leadership, inclusion, safety, teamwork, manager effectiveness, culture, pay and benefits, and learning and development. WestRock results compared favorably to the manufacturing benchmark across multiple indices: engagement, manager effectiveness, communication, growth & development, well-being and behavior change.

Diversity, Inclusion, Equity and Belonging

We are dedicated to creating a work environment where all team members feel that they belong, are respected and valued, and can do our best work.

At September 30, 2023, 24% of our global workforce was comprised of women and 36% of our U.S. based workforce was comprised of people of color. Our board of directors includes four women (representing 33% of directors) and two people of color (representing 17% of directors). We have implemented a multi-year Diversity, Inclusion, Equity and Belonging (“diversity and inclusion”) action plan that we expect will increase our workforce diversity, advance inclusion, equity and belonging throughout the company, accelerate the development and career movement of diverse talent and ensure diverse succession plans.

In fiscal 2023, the annual short-term incentive plan for our CEO, our senior leadership team and their direct reports included an evaluation and measurement of progress in the metrics and programs that directly support diversity and inclusion, such as:

▪
Talent acquisition and retention metrics
▪
Learning and development programs for team members
▪
Representation progress within and across career streams

In fiscal 2022, we partnered with external experts and developed a learning experience focused on unconscious bias and in fiscal 2023, we delivered tailored workshops for 77% of our U.S. hourly employees, 63% of our global hourly workforce, 82% of our U.S. salaried workforce and 71% of our global salaried workforce. This experience is one example of how we are expanding awareness and building the skill set and mindset to develop a more inclusive environment. In fiscal 2023, we developed a learning experience focused on leading inclusively and delivered training for 75% of our U.S. salaried workforce.

In collaboration with organizations, such as the Executive Leadership Council, Calibr, Harvard Program for Women, Pathways and Signature, we provide external development opportunities for our diverse talent. To connect and develop team members within WestRock, we support highly engaged Resource Groups for team members who are early in career, women, racial and ethnic minorities, veterans, who identify as LGBTQIA+ or have differing abilities and their allies.

Health and Safety

We are committed to supporting our team members’ health and safety. We have an extensive safety program that is implemented at our sites and includes a focus on eliminating safety exposures and reducing life-changing events ("LCE"), recordable incidents and lost workdays. Including the operations from the Mexico Acquisition in both periods, in fiscal 2023, we achieved year-over-year improvements in LCEs and recordable incident rate, while lost workdays increased compared to the prior year. Our safety results continue to trend favorably compared to industry performance. We are continuing our focus on human and organizational performance and are conducting training in the U.S. and internationally, which is focused on continuous safety improvement and the relationships that exist among systems, processes, equipment and people to drive better safety practices.

Talent Attraction, Retention and Development

The attraction, retention and development of team members is critical to our success. We accomplish this, in part, by seeking to develop the capabilities of our team members through our continuous learning, development and performance management programs. These programs include our safety, six sigma, supply chain, leadership, commercial and operational development programs.

We invest in our leadership through the Leadership Excellence, Elevate and Essentials programs; and we invest in our commercial teams through quarterly product training, best practice sharing, and development workshops that focus on the commercial capabilities needed today and tomorrow to anticipate and meet our customers’ changing requirements.

In fiscal 2022, we initiated the deployment of common equipment and reliability operations/technical training across our sites with a focus on our newest hires. We continue to invest in technical development curriculum so that we continue to build leading technical, engineering, operational talent. We continue to leverage our online learning library, which has over 8,500 courses and 200 playlists by topic area or experience/skill set.

We sponsor early in career rotations and college hire programs that support our functions and local operations. We build partnerships with schools, universities and associations to promote future careers in manufacturing. During fiscal 2023, we continued to invest in people, programs and systems to meet the increased talent demand in a dynamic marketplace. We have expanded our relationships with historically black colleges and universities, the National Association of Manufacturers and other partners and associations. In partnership with the Manufacturing Institute and Skill Bridge, we provide onboarding and transition support for our early in career talent and new military hires.

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

International Operations

Our operations outside the U.S. are conducted through subsidiaries located in Canada, Latin America, Asia Pacific, and Europe, Middle East and Africa ("EMEA"). Sales attributable to non-U.S. operations were 24.4%, 18.3% and 18.3% of our net sales in fiscal 2023, 2022 and 2021, respectively, some of which were transacted in U.S. dollars. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

Available Information

Our Internet address is https://www.ir.westrock.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website, including our 2022 Sustainability Report, is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements (and any amendments thereto) and other information with the SEC and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website our board committee charters, as well as the corporate governance guidelines adopted by our board of directors, our Code of Conduct for employees, our Code of Conduct and Ethics for the Board of Directors and our Code of Ethical Conduct for Chief Executive Officer (“CEO”) and Senior Financial Officers. Any amendments to, or waiver from, any provision of these codes that are required to be disclosed will be posted on our website. We will also provide copies of these documents, without charge, at the written request of any stockholder of record. Requests for copies should be mailed to: WestRock Company, 1000 Abernathy Road NE, Atlanta, Georgia 30328, Attention: Corporate Secretary.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the Company’s current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “should”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target”, "prospects", “potential”, "commit" and "forecast", or words of similar import or meaning or refer to future time periods. Forward-looking statements involve estimates, expectations, projections, goals, targets, forecasts, assumptions, risks and uncertainties. A forward-looking statement is not a guarantee of future performance, and actual results could differ materially from those contained in the forward-looking statement.

Forward-looking statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, such as developments related to pricing cycles and volumes; economic, competitive and market conditions generally, including macroeconomic uncertainty, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; intense competition; results and impacts of acquisitions, including operational and financial effects from the Mexico Acquisition and divestitures; business disruptions, including the occurrence of severe weather or a natural disaster or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair; or public health crises; failure to respond to changing customer preferences and to protect our intellectual property; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, and costs related to resolving disputes with third parties with which we work to manage and implement capital projects; risks related to international sales and operations; the production of faulty or contaminated products; the loss of certain customers; adverse legal, reputational, operational and financial effects resulting from information security incidents and the effectiveness of business continuity plans during a ransomware or other cyber incident; work stoppages and other labor relations difficulties; inability to attract, motivate and retain qualified personnel, including as a result of the proposed Transaction; risks associated with sustainability and climate change, including our ability to achieve sustainability targets and commitments and realize climate-related opportunities on announced timelines or at all; our inability to successfully identify and make performance improvements and deliver cost savings and risks associated with completing strategic projects on anticipated timelines and realizing anticipated financial or operational improvements on announced timelines or at all, including with respect to our business systems transformation; risks related to the proposed Transaction, including our ability to complete the Transaction on the anticipated timeline, or at all, restrictions imposed on our business under the Transaction Agreement, disruptions to our business while the proposed Transaction is pending, the impact of management’s time and attention being focused on consummation of the proposed Transaction, costs associated with the proposed Transaction, and integration difficulties; risks related to our indebtedness, including increases in interest rates; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter); and additional impairment charges. Such risks and other factors that may impact forward-looking statements are discussed in Item 1A. “Risk Factors”. The information contained herein speaks as of the date hereof, and the Company does not have or undertake any obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Forward-looking statements, including projections herein, could also change as a result of consummation of the proposed Transaction.

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

Market and Industry Risks

We Have Been, And May In the Future Be, Adversely Affected by Factors That Are Beyond Our Control, Such as U.S. and Worldwide Economic and Financial Market Conditions, and Geopolitical Conflicts and Other Social and Political Unrest or Change

Our businesses have been, and may be, adversely affected by a number of factors that are beyond our control, including, but not limited to:

•	macroeconomic and business conditions, including deteriorating macroeconomic conditions and related supply and demand dynamics, as well as inflation and deflation;
•

geopolitical conflicts and other social and political unrest or change, and other changes impacting matters such as tax policy, sustainability, environmental regulations and trade policies and agreements;

•

conditions in the financial services markets, including counterparty risk, insurance carrier risk, rising interest rates, rising commodity prices, fluctuations in the value of local currency versus the U.S. dollar and the impact of a stronger U.S. dollar, which may impact price and demand for our products;

•	financial uncertainties in our major international markets; and
•	government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which we operate.

We are continuing to experience lower demand for certain products due to factors such as, but not limited to, challenging macroeconomic conditions, certain customer inventory rebalancing and shifting consumer spending, which has resulted in, among other things, elevated levels of economic downtime, lower production and lower profitability. These conditions have in the past contributed to, and may in the future contribute to, impairment charges. The impact may be further exacerbated if these conditions lead to higher unemployment rates, lower family income, unfavorable currency exchange rates, lower corporate earnings, lower business investment, lower consumer spending or confidence and/or continued shifts in consumer spending. The global economy also continues to experience elevated levels of inflation, and we experienced cost inflation across our business in fiscal 2023, albeit at moderating levels since fiscal 2022. Persistent inflation results in higher manufacturing and transportation costs, which we may not be able to recover through higher prices charged to our customers, particularly given the present dislocation between price and inflation.

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

Our results of operations, cash flows and financial condition, and the trading price of our Common Stock could be further adversely affected, perhaps materially, by any of these matters.

We Are Subject to Pricing Cycles, Which May Continue to Materially Adversely Affect Our Businesses

We have experienced, and are likely to continue experiencing, pricing cycles relating to industry capacity and macroeconomic conditions. The length and magnitude of these cycles have varied over time and by product. Prices for our products are driven by many factors, including macroeconomic conditions, demand for our products and competitive conditions in the industries in which we serve, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. Where supply exceeds demand, prices for our products could decline, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock have been, and may continue to be, adversely affected. We believe that the trading price of our Common Stock has been adversely affected in part due to the impact of macroeconomic conditions on pricing and demand and announcements by certain of our competitors of planned additional capacity in the North American containerboard market, as well as the subsequent implementation of certain of those plans and the impact it will have on future supply and demand dynamics and pricing.

Many of our customer contracts include price adjustment provisions based upon published indices (including those published by Pulp and Paper Week (“PPW”)) for our products that contribute to the setting of selling prices for some of our products. PPW is a limited survey that may not accurately reflect changes in market conditions for our products. Changes in how these indices are determined or maintained, or other indices are established or maintained, could adversely impact the selling prices for these products. Published containerboard and paperboard prices declined during fiscal 2023, which will result in lower prices, and likely lower profitability, for certain of our products.

Our Earnings Are Highly Dependent on Volumes

Because our operations generally have high fixed operating costs, our earnings are highly dependent on volumes, which tend to fluctuate due to macroeconomic conditions, supply and demand dynamics in the markets we serve, and due to company and customer specific issues. We are presently experiencing lower demand for certain products due to factors such as, but not limited to, challenging macroeconomic conditions, certain customer inventory rebalancing and shifting consumer spending. These fluctuations at times lead to significant variability in our sales, results of operations, cash flow and financial condition, making it difficult to predict our financial results with certainty. This variability in performance due to fluctuations in volumes may also cause the trading price of our Common Stock to be adversely affected.

The COVID-19 pandemic (“COVID”) affected our operational and financial performance to varying degrees. The extent of the impact of future public health crises, including a resurgence of COVID, or related containment measures and government responses, are highly uncertain and cannot be predicted, including as it relates to demand and volume. Any failure to maintain volumes may materially adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Face Increased Costs For, or Inadequate Availability of, Raw Materials, Energy and Transportation

We rely heavily on the use of certain raw materials, energy sources and third-party companies for transportation services.

The costs of recycled fiber and virgin fiber, the principal externally sourced raw materials for our paper mills, are subject to pricing variability due to market and industry conditions. Demand for recycled fiber has fluctuated and may increase due to, among other factors, increased consumption of recycled fiber, including through additions of new recycled paper mill capacity, and increasing demand for products packaged in packaging made with paper manufactured from recycled fiber.

The market price of virgin fiber varies based on the availability and source of virgin fiber, and the availability of virgin fiber may be impacted by, among other factors, weather conditions and the housing market. In addition, costs for key chemicals used in our manufacturing operations fluctuate, which impacts our manufacturing costs. Certain published indices contribute to price setting for some of our raw materials and future changes in how these indices are established or maintained, as well as their performance, could adversely impact the pricing of these raw materials.

The cost of natural gas, coal, oil, electricity and purchased biomass fuel, all of which we use in our business, at times has fluctuated significantly. In fiscal 2022, the price of the natural gas consumed in our manufacturing operations increased significantly compared to fiscal 2021 and continued to increase in fiscal 2023 before declining during the last half of fiscal 2023 compared to fiscal 2022. When energy costs increase, leading to increases in our operating costs, they could make our products less competitive compared to similar or alternative products offered by competitors.

We distribute our products primarily by truck and rail, although we also distribute some of our products by cargo ship. The reduced availability of trucks, rail cars or cargo ships, including as a result of labor shortages in the transportation industry, could adversely impact our ability to distribute our products in a timely or cost-effective manner. We experienced higher freight costs and some distribution delays in the first half of fiscal 2023 and both fiscal 2022 and 2021. While we have generally been able to manage through these issues and have not experienced material disruptions in our ability to serve our customers, they have resulted in significantly higher costs for transportation services. High transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.

Because our businesses operate in highly competitive industry segments, we may not be able to recoup past or future increases in the cost of raw materials, energy or transportation through price increases for our products, particularly given the present dislocation between price and inflation. The failure to obtain raw materials, energy or transportation services at reasonable market prices (or the failure to pass on price increases to our customers) or a reduction in the availability of raw materials, energy or transportation services due to increased demand, significant changes in climate or weather conditions, or other factors could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Face Intense Competition

We compete in industries that are highly competitive. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. We generally compete with companies operating in North America, although we have operations spanning North America, South America, Europe, Asia and Australia. Factors affecting our ability to compete include the entry of new competitors into the markets we serve, increased competition from overseas producers, our competitors’ pricing, go-to-market, and sustainability strategies, the introduction by our competitors of new products, technologies and equipment, including the use of artificial intelligence and machine learning solutions, our ability to innovate and to anticipate and respond to changing customer preferences and to develop and execute on our go-to-market and sustainability strategies and to maintain the cost-efficiency of our operations, including our facilities. In addition, changes within these industries, including the consolidation of our competitors and customers or changes in capacity, have impacted, and may in the future, impact competitive dynamics. If our competitors are more successful than us with respect to any key competitive factor, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

Our products also compete, to some extent, with various other packaging materials, including products made of plastics, wood and various types of metal. Customer shifts away from containerboard and paperboard packaging to packaging made from other materials could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Operating Risks

We May Incur Business Disruptions That Adversely Affect Our Businesses

We depend on continuous operation of our facilities. The operations at our facilities have in the past and may in the future be interrupted or impaired by various operating risks, including, but not limited to, risks associated with:

•

catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornadoes and droughts, and pandemics, including COVID, or other health crises or similar occurrences;

•	interruptions in the delivery of raw materials or other manufacturing inputs;
•	failure of third-party service providers and/or business partners to fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms;
•	government regulations;
•	prolonged power failures;
•	unscheduled maintenance outages, including due to equipment breakdowns or failures;
•	information system disruptions or failures due to any number of causes, including cyber-attacks;
•	violations of our permit requirements or revocation of permits;
•	releases of pollutants and hazardous substances to air, soil, surface water or ground water;
•	disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	shortages of equipment or spare parts; and
•	labor disputes and shortages.

For example, operations at several of our facilities located in the south and southeastern U.S. have been interrupted in recent years by hurricanes and severe winter weather, resulting in, among other things, lost mill production. In addition, COVID impacted our operations and financial performance to varying degrees, including as a result of supply chain and labor disruptions and higher costs. The extent of the effects of future public health crises, including the impact of a resurgence of COVID, or other business disruptions, on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted. Our production capabilities may be disrupted if we are unable to secure sufficient supplies of raw materials or if significant portions of our workforce are unable to work effectively as a result of a business disruption. We have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain business disruptions; however, we may not be successful with respect to any claim regarding insurance coverage and, if we are successful, any amounts paid pursuant to the insurance may not be sufficient to cover all our costs and expenses.

Business disruptions have impaired, and may in the future impair, our production capabilities and adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Fail to Anticipate Trends That Would Enable Us to Offer Products That Respond to Changing Customer Preferences or to Protect Intellectual Property Related to Our Products

Our success depends, in part, on our ability to offer differentiated solutions, and we must continually develop and introduce new products and services to keep pace with technological and regulatory developments and changing customer preferences. The services and products that we offer customers may not meet their needs as their business models evolve. Also, our customers may decide to decrease their use of our products, use alternative materials for their product packaging or forego the packaging of certain products entirely. Regulatory developments can also significantly alter the market for our products. For example, a move to electronic distribution of disclaimers and other paperless regimes could adversely impact our healthcare inserts and labels businesses. Similarly, certain states and local governments have adopted laws banning single-use paper bags or charging businesses or customers fees to use paper bags. These and similar developments could adversely impact demand for certain of our products.

Customer preferences for products and packaging formats are constantly changing based on, among other factors, cost, convenience, and health and sustainability concerns and perceptions. For example, changing consumer dietary habits and preferences have slowed the sales growth for certain of the food and beverage products that we package. Also, there is an increasing focus among consumers to ensure that products delivered through e-commerce are packaged efficiently. In addition, customers are increasingly interested in the carbon footprint of our products. Our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected if we fail to anticipate and address these and other trends, including by developing and offering products that respond to changing customer preferences.

Our success also depends, in part, upon our ability to obtain and maintain protection for certain proprietary packaging products and packaging machine technologies used to produce our products. Failure to protect our existing intellectual property may result in the loss of valuable legal rights. Our competitors may obtain intellectual property rights that could require us to license those rights or to modify or cease the use or sale of certain of our technologies or products. Our patents could be invalidated, rendered unenforceable, circumvented, challenged or licensed to others, and our pending or future patent applications may not be issued with the scope of the claims we seek, if at all. Further, other companies may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents, and steps we take to protect our technologies may not prevent misappropriation of those technologies.

Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Completed at a Higher Cost than Anticipated

We operate in a capital-intensive industry, and many of our capital projects are complex, costly and/or implemented over an extended period of time. Our expenditures for capital projects could be higher than we anticipate, we may experience unanticipated business disruptions or delays in completing the projects, and/or we may not achieve the desired benefits from those projects, including as a result of a deterioration in macroeconomic conditions or in our business, unavailability of capital equipment or related materials, delays in obtaining permits or other requisite approvals or changes in laws and regulations. Any of these circumstances could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In addition, disputes between us and contractors who are involved with implementing capital projects could lead to time-consuming and costly litigation.

We Are Exposed to Risks Related to International Sales and Operations

We derived 24.4% of our net sales in fiscal 2023 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Our operating results and business prospects could be adversely affected by risks related to the countries outside the U.S. in which we have manufacturing facilities or sell our products. Countries are exposed to varying degrees of economic, political and social unrest or instability. In addition, economies and operating environments have been, and may continue to be, adversely impacted to varying degrees by public health crises. We are exposed to risks of operating in various countries, including, but not limited to, risks associated with:

•	geopolitical events and political, economic and social unrest or instability, including downturns or changes in economic activity due to, among other things, regional conflicts or commodity inflation;
•	the difficulties, and costs of complying, with a wide variety of complex and changing laws, treaties and regulations;
•	earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;
•	repatriating cash from foreign countries to the U.S.;
•	import and export restrictions and other trade barriers;
•	responding to disruptions in existing trade agreements or increased trade tensions between countries or political and economic unions;
•	maintaining overseas subsidiaries and managing international operations;
•	obtaining regulatory approval for significant transactions;
•	government limitations on foreign ownership or takeovers, nationalizations of business or mandated price controls;
•	fluctuations in foreign currency exchange rates; and
•	transfer pricing.

We are also subject to taxation in the U.S. and numerous non-U.S. jurisdictions and have several ongoing audit examinations covering multiple years with various tax authorities. We base our tax returns on our interpretation of tax laws and regulations in effect; however, governing tax bodies have in the past and may in the future disagree with certain of our tax positions, which could result in a higher tax liability. For instance, we are challenging claims by the Brazil Federal Revenue Department that we underpaid tax, penalties and interest associated with a claim that a subsidiary of MeadWestvaco Corporation (the predecessor of WestRock MWV, LLC) had reduced its tax liability related to the goodwill generated by the 2002 merger of two of its Brazilian subsidiaries. See Item 8. “Financial Statements and Supplemental Data — Note 19. Commitments and Contingencies — Brazil Tax Liability” for additional information.

Any one or more of these risks could adversely affect our international operations and our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Produce Faulty or Contaminated Products Due to Failures in Quality Control Measures and Systems

Our failure to produce products that meet applicable safety and quality standards could result in adverse effects on consumer health, litigation exposure, loss of market share and adverse reputational and financial impacts, among other potential consequences, and we may incur substantial costs in taking appropriate corrective action (up to and including recalling products from end consumers) and reimbursing customers and/or end consumers for losses that they suffer as a result of these failures. Our failure to meet these standards could lead to regulatory investigations, enforcement actions and/or prosecutions, and result in adverse publicity, which may damage our reputation. Any of these results could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We provide representations in certain of our contracts that our products are produced in accordance with customer specifications. If the product contained in packaging manufactured by us is faulty or contaminated, the manufacturer of the product may allege that the packaging we provided caused the fault or contamination, even if the packaging complies with contractual specifications. If our packaging fails to meet contract specifications, we could face liability from our customers and third parties for bodily injury or other damages. These liabilities could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Are Subject to Information Security and Information Technology Risks, Including Related to Customer, Employee, Vendor or Other Company Data

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information. In addition, we facilitate a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. We also collect and store data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. The current cyber threat environment presents enhanced risk for all companies, including those in our industry. Increasing use of artificial intelligence may increase these risks.

Our systems, and those of our third-party providers and business partners, are subject to recurring attempts by third parties to access information, manipulate data or disrupt our operations. Despite our security design and controls, and those of our third-party providers and business partners, we have in the past experienced, and may in the future become subject to, unauthorized data disclosures, manipulation or loss, system damage, disruptions or shutdowns. These incidents may be due to any number of causes, including cyber-attacks, data breaches, employee error or malfeasance, such as ransomware and data theft by common hackers, criminal groups or nation-state organizations or social activist organizations (which efforts may increase as a result of geopolitical events and political and social unrest or instability around the world), power outages, telecommunication or utility failures, systems failures, service provider failures, natural disasters or other catastrophic events. Moreover, hardware, software or applications that we or third parties use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. Misuse of internal applications, theft of intellectual property, trade secrets or other corporate assets, and inappropriate disclosure of confidential information could result from such incidents.

In January 2021, we detected a ransomware attack impacting certain of our systems (the “Ransomware Incident”). In response, we proactively shut down a number of our systems, which impacted certain of our operations, including our ability to produce and ship paper and packaging. Due to these actions, our mill system production was approximately 115,000 tons lower than planned for the quarter ended March 31, 2021, and we estimated the pre-tax income impact of the lost sales and operational disruption of this incident, as well as ransomware recovery costs, at approximately $80 million. In response to the Ransomware Incident, we accelerated information technology investments that we had previously planned to make in future periods in order to further strengthen our information security and technology infrastructure. As a result, we have incurred and expect to continue to incur, significant costs as we enhance our data security and take further steps to prevent unauthorized access to, or manipulation of, our systems and data. Despite these efforts, similar incidents may occur in the future. In particular, the Ransomware Incident may embolden individuals or groups to target our systems. Additionally, while we have insurance coverage in place to address various information security risks, this insurance coverage is subject to a deductible and may not be sufficient to cover all losses or types of claims that may arise in connection with such incidents.

The information security-related vulnerabilities that we face may remain undetected for an extended period of time. We may also face challenges and risks during our integration of acquired businesses and operations as we upgrade and standardize our information technology systems. We maintain contingency plans and processes to prevent or mitigate the impact of these events; however, these events could nonetheless result in disruptions and damage like that we suffered in connection with the Ransomware Incident or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Be Adversely Impacted By Work Stoppages and Other Labor Relations Matters

A significant number of our union employees are governed by CBAs. We are currently negotiating a new master agreement with the USW, as the current agreement, which covers approximately 7,300 of our employees, will expire in December 2023. In addition, expired union contracts are in the process of renegotiation and others expire within one year. We have reached a tentative agreement on the terms of a new master agreement; however, it remains subject to approval of the requisite union membership, and we cannot predict if or when that approval will be obtained. In addition, we may not be able to successfully negotiate other union contracts without work stoppages or labor difficulties or to renegotiate them on favorable terms.

We have experienced isolated work stoppages from time to time, including a defensive lockout at our Mahrt mill in Cottonton, AL from October 2022 to February 2023 and a strike at our corrugated converting facility in Dayton, NJ since June 2023, which resulted in increased costs as described in “Note 8. Segment Information” of the Notes to Consolidated Financial Statements. Although we recently reached a tentative agreement to resolve the strike at the Dayton facility, it is subject to approval of the requisite union membership, and we cannot predict if or when that approval will be obtained. If we experience an extended interruption of operations at any of our facilities as a result of work stoppages or if we are unable to successfully renegotiate the terms of any of these agreements, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected. In addition, our businesses rely on vendors, suppliers and other third parties that have union employees. Work stoppages or other labor relations matters affecting these vendors, suppliers and other third parties could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Operate in a Challenging Market for Talent and May Not Attract, Motivate and Retain Qualified Personnel, Including Key Personnel

Our success depends on our ability to attract, motivate and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract, motivate and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as more tenured and experienced workers retire. If we are unable to attract, motivate and retain qualified personnel, or if we experience excessive turnover, including among hourly workers, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

The market for both hourly workers and professional workers remained challenging in fiscal 2023. The market and labor environment for hourly workers is increasingly competitive and facing higher levels of labor unrest than has historically been experienced. In certain locations where we operate, the demand for labor continues to exceed the supply of labor, resulting in higher costs. Despite our focused efforts to attract, motivate and retain employees, including by offering higher levels of compensation in certain instances, we experienced attrition rates within our workforce in the past two years that exceeded historical levels. We also incurred higher operating costs at certain of our facilities in the form of higher levels of overtime pay due to shift requirements and staffing challenges.

In addition, many professional workers desire a fully remote work setting. We offer flexible working arrangements in the majority of instances; however, we may experience higher levels of attrition within our professional workforce if these workers desire more remote work opportunities than we are able to offer. We may also experience higher levels of attrition if employees do not perceive the purpose and impact of their work to be rewarding or their work-life balance to be satisfactory.

We also rely on key executive and management personnel to manage our business efficiently and effectively. The loss of these employees, combined with a challenging market for attracting and retaining employees, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted. The proposed Transaction may exacerbate each of these challenges.

We Face Risks Associated with Sustainability Matters, Including Climate Change

Our physical assets and infrastructure, including our manufacturing operations, have been and remain subject to risks from volatile and damaging weather patterns. For example, severe weather-related events, such as hurricanes, tornadoes, other extreme storms, wildfires, and floods, have resulted in and/or could in future periods result in lost production and/or physical damage to our facilities. Unpredictable weather patterns or extended periods of severe weather also may result in supply chain disruptions and increased material costs. The ability to harvest the virgin fiber used in our manufacturing operations may be limited, and prices for this raw material may fluctuate, during prolonged periods of heavy rain or drought or during tree disease or insect epidemics or other environmental conditions that may be caused by variations in climate conditions. Such events could also impact the premiums we pay for insurance. Other climate-related business risks that we face include risks related to the transition to a lower-carbon economy, such as increased prices for certain fuels, including natural gas; the introduction of a carbon tax or government mandates to reduce GHG emissions; and more stringent and/or complex environmental and other permitting requirements. To the extent that severe weather or other climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

There has been an increased focus, including from investors, customers, regulators and other stakeholders regarding sustainability matters, including with respect to climate change, circular economy, packaging waste, sustainable supply chain practices, deforestation, biodiversity, land, energy and water use, diversity, equity, inclusion and belonging and other human capital matters. This increased awareness may result in more prescriptive reporting requirements with respect to these topics, an increased expectation that such topics will be voluntarily disclosed by companies such as ours, and increased pressure to make commitments, set targets and take action to meet them.

We have established and publicly disclosed targets and other commitments related to certain sustainability matters, including our SBT to reduce Scope 1, 2 and 3 GHG emissions by 2030 from a 2019 baseline year. All of our sustainability targets and commitments are subject to a variety of assumptions, risks and uncertainties, many of which are outside our control. If we are unable to meet these targets or commitments on our projected timelines or at all, or if they are perceived negatively, including the perception that they are not sufficiently robust or, conversely, are too costly, our reputation as well as our relationships with investors, customers and other stakeholders could be harmed, which could in turn adversely impact our business, results of operations and the trading price of our Common Stock. Meeting certain of these targets may also increase our capital expenditures and operational costs, and those expenditures could deviate, perhaps materially, from initial estimates. In addition, not all of our competitors may seek to establish climate or other sustainability targets and goals, or at a comparable level to ours, which could result in our competitors achieving competitive advantages through lower supply chain, capital or operating costs.

We May Not Be Able To Successfully Implement Our Strategic Transformation Initiatives, Including Our New Business Systems Transformation

We have undertaken several projects to enhance productivity and performance, increase efficiency, and deliver cost savings throughout our businesses, which may not be achieved on the anticipated timelines or at all. For example, in the fourth quarter of fiscal 2022, we launched a multi-year phased business systems transformation project. The investment will replace much of our existing disparate systems and transition them to a standardized enterprise resource planning (“ERP”) system on a cloud-based platform, as well as a suite of other complementing technologies, across our global organization. The new systems are intended to transform areas such as manufacturing, supply chain, procurement, quote to cash, financials and analytics, and position us to better leverage automation and process efficiency and enable productivity enhancements. An implementation of this scale is a major financial undertaking and will require substantial time and attention of management and key employees. We may not be able to successfully implement our ERP system without delays related to resource constraints or challenges with the critical design phases of the implementation, or we may experience unanticipated business disruptions and/or we may not achieve the desired benefits from the project. Project completion dates and projected costs may also change. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP is not successfully implemented. Any of these items, along with any failure to effectively manage data governance risks prior to or during ERP implementation, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Be Unsuccessful in Integrating Mergers, Acquisitions and Investments, and Completing Divestitures

We have completed a number of mergers, acquisitions, investments and divestitures in the past, including our acquisition of the remaining ownership interest in Grupo Gondi and the divestiture of our interior partition operations and our uncoated recycled paperboard mills. Subject to restrictions in, and compliance with, the Transaction Agreement, we may seek to acquire, invest in or sell, or enter into transactions with other companies in the future. However, we may not be able to identify suitable targets or purchasers or successfully complete suitable transactions in the future, and completed transactions may not be successful. These transactions create risks, including, but not limited to, risks associated with:

•	disrupting our ongoing business, including distracting management from our existing businesses;
•

integrating acquired businesses and personnel into our business, including integrating personnel, information technology systems and operations across different cultures and languages, and addressing the operational risks associated with these integration activities as well as the economic, political, regulatory and compliance risks associated with specific countries;

•	working with partners or other ownership structures with shared decision-making authority;
•

obtaining and verifying relevant information regarding a business prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances that could result in litigation or regulatory risk exposure;

•	obtaining required regulatory approvals and/or debt or equity financing on favorable terms;
•	retaining key employees, contractual relationships or customers;
•	the potential impairment of assets and goodwill;
•	the additional operating losses and expenses of businesses we acquire or in which we invest;
•	incurring indebtedness to finance an acquisition or investment; and
•	implementing controls, procedures and policies at companies we acquire.

Among the benefits we expect from mergers, acquisitions and investments are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers that place higher strategic value on these businesses and assets than we do. For mergers and acquisitions, our success in realizing these benefits and the timing of realizing them depend on the successful integration of the acquired businesses and operations with our business and operations. These transactions may not be successful and may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. Even if we integrate these businesses and operations successfully, we may not realize the full benefits we expected within the anticipated timeframe, or at all, and the benefits may be offset by unanticipated costs or delays.

Transaction Risks

We Will Be Subject to Business Uncertainties While the Transaction With Smurfit Kappa is Pending, Which Could Adversely Affect Our Business

On September 12, 2023, we entered into the Transaction Agreement. See Item 1. “Business” for additional information. The Transaction Agreement generally requires us to operate our business in the ordinary course, consistent with past practice, pending consummation of the Transaction and restricts us, without Smurfit Kappa’s consent, from taking certain specified actions until the Transaction is completed. These restrictions may affect our ability to execute our business and goals, and prevent us from pursuing attractive business opportunities.

Further, in connection with the Transaction, our current and prospective employees may experience uncertainty about their future roles with us following the Transaction, which may materially adversely affect our ability to attract, motivate and retain key personnel while the Transaction is pending. Accordingly, we may be unable to attract, motivate and retain key employees to the same extent that we have been able to in the past.

The Transaction could also disrupt our business or business relationships. Parties with which we have business relationships may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with which we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Transaction will also continue to place a significant burden on management and other internal resources. It may also divert management’s time and attention from the day-to-day operation of our business and the execution of our other strategic initiatives.

In addition, we have incurred and will continue to incur significant costs for professional services and other transaction costs in connection with the Transaction, and many of these costs are payable regardless of whether or not the Transaction is consummated.

Any of the foregoing could adversely affect our business, results of operations, cash flows and financial condition, and the trading price of our Common Stock.

The Transaction Agreement Limits Our Ability to Pursue Alternatives to the Transaction

The Transaction Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Transaction, or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include, among others, a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our board of directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.

The Transaction May Not be Completed Within the Intended Timeframe, or at All, and the Failure to Complete the Transaction Would Likely Adversely Affect Our Business, Results of Operations, Financial Condition, and the Trading Price of Our Common Stock

The Transaction Agreement contains a number of conditions that must be satisfied or waived prior to its completion, including (i) the approval of a Scheme, pursuant to which each issued ordinary share of Smurfit Kappa will be exchanged for one ordinary share of ListCo (as a result of which Smurfit Kappa will become a wholly owned subsidiary of ListCo), by the requisite majority of Smurfit Kappa shareholders at a Court-convened shareholder meeting; (ii) the passage of resolutions regarding the implementation of the Scheme, the cancellation of Smurfit Kappa’s premium listing on the LSE, the creation of a standard listing for ListCo on the LSE, and the approval of the Transaction by the requisite majorities of Smurfit Kappa shareholders at an extraordinary general meeting; (iii) the sanction of the Scheme by the High Court of Ireland; (iv) the affirmative vote of the holders of a majority of the outstanding shares of our Common Stock to adopt the Transaction Agreement; (v) certain regulatory clearances; and (vi) the registration statement for the offer of ListCo shares in the Transaction being declared effective by the SEC, the approval of the ListCo shares for listing on the NYSE and the FCA having acknowledged that the application for admission of the ListCo shares to the standard segment of the Official List of the FCA has been approved and will become effective, and the LSE having acknowledged that such shares will be admitted to trading on the LSE’s main market for listed securities, subject only to the issuance of such ListCo shares upon the completion of the Transaction.

The closing conditions to the Transaction may not be satisfied (or waived, if applicable), and, even if all closing conditions are satisfied (or waived, if applicable), the terms, conditions and timing of the required regulatory clearances cannot be predicted, and the Transaction may not be completed in a timely manner or at all. Many of the conditions to completion of the Transaction are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. Other required regulatory conditions remain outstanding.

If the Transaction is not completed within the intended timeframe or at all, we may be subject to a number of material risks. In such instances, the trading price of our Common Stock would likely decline to the extent that current market prices reflect a market assumption that the Transaction will be completed. We may also experience negative reactions from our investors, customers, partners, suppliers, and employees.

Upon termination of the Transaction Agreement under specified circumstances, including, among others, if our board of directors changes or withdraws its recommendation of the Transaction to our stockholders or willfully breaches its non-solicitation covenant, we would be required to make a payment to Smurfit Kappa of $147 million. If the Transaction Agreement is terminated because our stockholders fail to approve the Transaction, we would be required to make a payment to Smurfit Kappa of $57 million.

Stockholder Litigation Could Prevent or Delay the Closing of the Transaction or Otherwise Negatively Impact Our Business, Operating Results and Financial Condition.

We may incur additional costs in connection with the defense or settlement of any stockholder litigation relating to the Transaction. Such litigation may adversely affect our ability to complete the Transaction. We could incur significant costs in connection with any such litigation, including costs associated with our indemnification obligations to our directors.

Financial Risks

We May Be Adversely Affected by the Loss of Certain Large Customers

We have large customers, none of which individually accounted for more than 10% of our consolidated net sales in fiscal 2023. The loss of large customers could adversely affect our sales and, depending on the magnitude of the loss, our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In particular, because our businesses operate in highly competitive industry segments, we regularly bid for new business or for the renewal of existing business. The loss of business from our larger customers, or the renewal of business on less favorable terms, may adversely impact our financial results. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We Have Had Significant Levels of Indebtedness in the Past and May Incur Significant Levels of Indebtedness in the Future, Which Could Adversely Affect Our Financial Condition and Impair Our Ability to Operate Our Business

At September 30, 2023, we had $8.6 billion of debt outstanding compared to $7.8 billion at September 30, 2022, which primarily reflects additional debt incurred in connection with the Mexico Acquisition, net of debt repayments. The level of our indebtedness has important consequences, including:

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
•

our exposure to rising interest rates subjects us to increased debt service obligations, both with respect to existing floating rate indebtedness and the incurrence of additional fixed or floating indebtedness during periods where such rates are in effect, particularly in light of the continued increase in interest rates in fiscal 2023; and

•	we may be limited in our ability to adjust to changing market conditions, which would place us at a competitive disadvantage compared to competitors that have less debt.

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

We Have a Significant Amount of Goodwill and Other Intangible Assets and Have Experienced Impairments in the Past, and Any Additional Future Write-Downs Could Materially Adversely Impact Our Operating Results and Stockholders’ Equity

At September 30, 2023, the carrying value of our goodwill and intangible assets was $6.8 billion. We review the carrying value of our goodwill for impairment annually, or more frequently when impairment indicators exist. Similarly, we review our other intangible assets for impairment when circumstances indicate that the carrying value may not be recoverable. The impairment analysis requires us to analyze a number of factors and make estimates that require significant judgment. In fiscal 2020, we recorded a pre-tax, non-cash goodwill impairment charge of $1.3 billion in our legacy Consumer Packaging reporting unit. In the second quarter of fiscal 2023, we determined that our Global Paper and Corrugated Packaging reporting units had carrying values that exceeded their fair values, and we recorded an aggregate pre-tax, non-cash impairment charge of $1.9 billion. These impairments materially adversely affected our operating results for the applicable reporting periods. The factors that led to these impairment charges may persist, worsen, or recur in the future. Additionally, other future changes, including to underlying assumptions, estimates and market factors, could require us to record additional impairment charges, which could lead to future decreases in assets and reductions in net income. Because the fair values of the Corrugated Packaging and Distribution reporting units are not substantially more than their carrying values, these reporting units have greater risk of future impairments should we experience adverse changes in our assumptions, estimates, or market factors. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill” of the Notes to Consolidated Financial Statements for additional information. Any additional significant write-down could have a material adverse effect on our operating results and stockholders’ equity and could impact the trading price of our Common Stock.

We Will Likely Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring

We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is likely that we will engage in future restructuring activities. For instance, during fiscal 2023, we recorded various impairments and other charges associated with our decision to permanently cease operations at our Tacoma, WA and North Charleston, SC containerboard mills and in fiscal 2022, we recorded various impairments and other charges associated with our decision to permanently cease operations at our Panama City, FL mill and to permanently close the corrugated medium manufacturing operations at our St. Paul, MN mill. In addition, we have consolidated, and in the future will likely consolidate, converting operations.

Because we are not able to predict or control market conditions, including changes in the supply and demand for our products, the loss of large customers, the selling prices for our products or our manufacturing costs, we may not be able to predict the appropriate time to undertake restructurings. The cash and non-cash costs associated with these activities vary depending on the type of facility impacted, with the costs of a mill closure generally being more significant than that of a converting facility due to the size and complexity of a mill decommissioning process and higher level of investment. Restructuring activities may divert the attention of management, disrupt our operations and fail to achieve the intended cost and operations benefits. In addition, significant judgment is required to estimate restructuring costs, and these estimates, and the assumptions underlying them, may change as additional information becomes available or facts or circumstances related to restructuring initiatives change.

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

We believe that certain of the MEPPs in which we participate or have participated, including the Pace Industry Union-Management Pension Fund (“PIUMPF”), have material unfunded vested benefits. We submitted formal notification to withdraw from MEPPs in the past and have recorded withdrawal liabilities, including an estimate of our portion of PIUMPF’s accumulated funding deficiency. We may withdraw from other MEPPs in the future. At September 30, 2023, we had recorded $203.2 million of withdrawal liabilities, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney’s fees. The impact of increased contributions, future funding obligations or future withdrawal liabilities may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. See “Note 6. Retirement Plans — Multiemployer Plans” and “Note 19. Commitments and Contingencies — Litigation” of the Notes to Consolidated Financial Statements for additional information.

Legal and Regulatory Risks

We Are Subject to a Wide Variety of Laws, Regulations and Other Requirements That May Change and May Impose Substantial Compliance Costs

We are subject to a wide variety of federal, state, local and foreign laws, regulations and other requirements, including those relating to the environment, product safety, competition, corruption, occupational health and safety, labor and employment, data privacy, tax and health care. These laws, regulations and other requirements may change or be applied or interpreted in ways that will require us to modify our equipment and/or operations, subject us to enforcement risk, expose us to reputational harm or require us to incur additional costs, including substantial compliance costs, which may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We have also incurred, and expect to continue to incur, significant capital, operating and other expenditures to comply with applicable environmental laws and regulations. Our environmental expenditures include those related to compliance with air and water permits and regulatory requirements, waste disposal and the cleanup of contaminated soil and groundwater, including situations where we have been identified as a potentially responsible or liable party.

The Foreign Corrupt Practices Act of 1977 and local anti-bribery laws, including those in Brazil, China, Mexico, India and the United Kingdom, prohibit companies and their intermediaries from making improper payments to government officials for the purpose of influencing official decisions. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed or alleged to have been committed by our employees, agents or vendors. Any such violations could lead to civil or criminal monetary and non-monetary penalties and/or could damage our reputation.

We are subject to a number of labor and employment and occupational health and safety laws and regulations that could significantly increase our operating costs and reduce our operational flexibility. Additionally, changing privacy laws in the United States, Europe, Brazil, China and elsewhere have created new individual privacy rights, imposed increased obligations on companies handling personal data and increased potential exposure to fines and penalties.

Future compliance with existing and new laws and requirements has the potential to disrupt our business operations and may require significant expenditures, and our existing reserves for specific matters may not be adequate to cover future costs. In particular, our manufacturing operations consume significant amounts of energy, and we may in the future incur additional or increased capital, operating and other expenditures from changes due to new or increased climate-related and other environmental requirements. We could also incur substantial liabilities, including fines or sanctions, enforcement actions, natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury under environmental and other laws. We believe that we can assert claims for indemnification pursuant to existing rights we have under certain purchase and other agreements in connection with certain remediation sites. We have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters; however, we may not be successful with respect to any claim regarding these insurance or indemnification rights and, if we are successful, any amounts paid pursuant to the insurance or indemnification rights may not be sufficient to cover all our costs and expenses.

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

Our corporate offices, significant regional offices and operating facilities (including our mills) as of September 30, 2023 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	85	55	140
Consumer Packaging	55	26	81
Global Paper	43	4	47
Distribution	—	64	64
Corporate and significant regional offices	—	10	10
Total (1)	183	159	342

(1)
Excludes facilities we are in the process of closing.

The tables that follow show our estimated annual production capacity in thousands of tons by mill at September 30, 2023, unless stated otherwise. The capacity reflects our current expectations, including assumptions such as product mix and basis weight. Our mill system production levels and operating rates may vary from year to year due to changes in market and other factors, including weather-related events. Including a partial year adjustment to capacity to reflect footprint actions, where appropriate, our simple average mill system operating rates for the last three fiscal years averaged 88%. We own all of our mills. At September 30, 2023, we also own approximately 136,000 acres of forestlands in Brazil.

Containerboard Mills - annual production capacity in thousands of tons

Location of Mill	Linerboard	Medium	White Top Linerboard	Kraft Paper/Bag	Bleached Paperboard	Total Capacity
Longview, WA	465	240		345		1,050
Fernandina Beach, FL	950					950
West Point, VA		200	750			950
Stevenson, AL		885				885
Solvay, NY	550	270				820
Hodge, LA	775					775
Florence, SC	710					710
Tres Barras, Brazil	460	200				660
Dublin, GA	135	135		345		615
Seminole, FL	400	200				600
Hopewell, VA	527					527
Roanoke Rapids, NC	290			210		500
La Tuque, Quebec			345		131	476
Monterrey, MX	230	170				400
San Pablo, MX	155	95				250
Cowpens, SC	45	185				230
Morai, India	155	25				180
San Luis Potosi, MX	6	62				68
Total Capacity (1)	5,853	2,667	1,095	900	131	10,646

(1)
Reflects the permanent closure of our North Charleston, SC and Tacoma, WA containerboard mills announced in fiscal 2023. Our fiber sourcing for our containerboard mills is approximately 55% virgin and 45% recycled.

Paperboard Mills - annual production capacity in thousands of tons

Location of Mill	Bleached Paperboard	Coated Natural Kraft	Coated Recycled Paperboard	Linerboard	Specialty Recycled Paperboard & Saturating Kraft	Market Pulp	Total Capacity
Mahrt, AL		1,035					1,035
Covington, VA	950						950
Evadale, TX	385	95		90	90		660
Demopolis, AL	360					110	470
Guadalajara, MX			123	92	62		277
St. Paul, MN			170				170
Battle Creek, MI			160				160
Dallas, TX			127				127
Sheldon Springs, VT (Missisquoi Mill)			111				111
Stroudsburg, PA			80				80
Total Capacity (1)	1,695	1,130	771	182	152	110	4,040

(1)
Our fiber sourcing for our paperboard mills is approximately 75% virgin and 25% recycled.

Our overall fiber sourcing for all of our mills is approximately 60% virgin and 40% recycled.

Item 3. LEGAL PROCEEDINGS

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business. See “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II: FINANCIAL INFORMATION

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock trades on the NYSE under the symbol “WRK”. As of November 3, 2023, there were approximately 5,465 stockholders of record of our Common Stock. The number of stockholders of record includes one single stockholder, Cede & Co., for all of the shares of our Common Stock held by our stockholders in individual brokerage accounts maintained at banks, brokers and institutions.

Dividends

In October 2023, our board of directors declared a quarterly dividend of $0.3025 per share, representing a $1.21 per share annualized dividend or an increase of 10%. In fiscal 2023, 2022 and 2021 we paid an annual dividend of $1.10 per share, $1.00 per share and $0.88 per share, respectively. Our capital allocation strategy includes reducing debt and leverage and returning capital to stockholders through a sustainable and growing dividend.

Stock Performance Graph

The graph below reflects the cumulative stockholder return ("TSR") on an investment of $100 on September 30, 2018, in our Common Stock (assuming the reinvestment of dividends) as of each fiscal year end through September 30, 2023, compared to the return on the same investment in the S&P 500 Index and the Dow Jones Containers & Packaging Index (the “Published Index”), and the industry peer group that we use for executive compensation purposes.

(1)
Our industry peer group consists of (i) companies in our industry and adjacent/similar industries, (ii) companies with which we compete for talent and/or (iii) companies with a similar revenue scope and scale of our organization. These companies are as follows: 3M Company, Amcor plc, Avery Dennison Corporation, Ball Corporation, Crown Holdings, Inc., DuPont de Nemours, Inc., Freeport McMoRan Inc., The Goodyear Tire & Rubber Company, Honeywell International, Inc., International Paper Company, Kimberly-Clark Corporation, LyondellBasell Industries N.V., Nucor Corporation, Packaging Corporation of

America, PPG Industries Inc., The Sherwin-Williams Company, United States Steel Corporation and Weyerhaeuser Company. We plan to use the Published Index in connection with required pay versus performance disclosures in future annual meeting proxy statements.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and “Note 21. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Stock Repurchase Plan

See “Note 21. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

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

Presentation

We report our financial results of operations in four reportable segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. Adjusted EBITDA (as defined below) is our measure of segment profitability in accordance with ASC 280, because it is the measure used by our chief operating decision maker (“CODM") to make decisions regarding allocation of resources and to assess segment performance.

Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pre-tax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: multiemployer pension withdrawal (income) expense, restructuring and other costs, net, impairment of goodwill and mineral rights, non-allocated expenses, interest expense, net, gain (loss) on extinguishment of debt, other (expense) income, net, Gain on Sale of RTS and Chattanooga (as hereinafter defined) and other adjustments ("Adjusted EBITDA") — each as outlined in “Note 8. Segment Information” of the Notes to Consolidated Financial Statements.

A detailed discussion of the fiscal 2023 year-over-year changes can be found below and a detailed discussion of fiscal 2022 year-over-year changes can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes as well as the risk factors included in Item 1A.

Strategic Portfolio Actions

We are committed to improving our return on invested capital as well as maximizing the performance of our assets. From time to time, we have completed acquisitions that have expanded our product and geographic scope, allowed us to increase our integration levels and impacted our comparative financials. Subject to restrictions in the Transaction Agreement, we expect to continue to evaluate potential transactions in the future, although their size may vary.

On December 1, 2022, we completed the Mexico Acquisition for $969.8 million in cash and the assumption of debt. We accounted for this acquisition as a business combination resulting in its consolidation. The acquiree is a leading integrated producer of fiber-based sustainable packaging solutions that operates four paper mills, nine corrugated packaging plants and six high graphic plants throughout Mexico, producing sustainable packaging for a wide range of end markets in the region. This acquisition is expected to provide us with further geographic and end market diversification as well as position us to continue to grow in the Latin American market. We have included the operations acquired in the Mexico Acquisition in our Corrugated Packaging segment. In conjunction with our Mexico Acquisition, we also moved certain existing consumer converting operations in Latin America into our Corrugated Packaging segment in line with how we are managing the business effective January 1, 2023. We did not recast prior year results related to these operations as they were not material. However, we have disclosed those impacts in the respective results of operations section below. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information.

In addition, in fiscal 2023, we divested our interior partitions converting operations and sold our Chattanooga, TN uncoated recycled paperboard mill (the resulting gain referred to as the "Gain on Sale of RTS and Chattanooga"), sold our ownership interest in an unconsolidated displays joint venture, sold our Seven Hills mill joint venture in Lynchburg, VA, and sold our Eaton, IN, and Aurora, IL uncoated recycled paperboard mills. These divestitures align with our commitment to optimize our portfolio and focus our strategy on key end markets. See

Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” of the Notes to Consolidated Financial Statements for additional information.

In fiscal 2023, we announced our plan to permanently cease operating our Tacoma, WA and North Charleston, SC containerboard mills and recorded various impairment and other charges associated with the closures. These mills ceased production in September 2023 and June 2023, respectively. In fiscal 2022, we recorded charges associated with our decision to permanently cease operations at our Panama City, FL mill and to permanently close the corrugated medium manufacturing operations at our St. Paul, MN mill. These mills ceased production in June 2022 and October 2022, respectively. By closing these mills, significant capital that would have been required to keep the mills competitive in the future is expected to be deployed to improve key assets. See “Note 5. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements for additional information.

Transaction Agreement with Smurfit Kappa

On September 12, 2023, we entered into Transaction Agreement with Smurfit Kappa. As a result of the proposed Transaction, each share of Common Stock, with certain exceptions, will be converted into the right to receive one ListCo Share and $5.00 in cash. The Transaction is expected to close in the second calendar quarter of 2024, conditional upon regulatory approvals, shareholder approvals and satisfaction of other closing conditions. See Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” of the Notes to Consolidated Financial Statements for additional information.

Business Systems Transformation

In the fourth quarter of fiscal 2022, we launched a multi-year phased business systems transformation project that is expected to cost approximately $0.5 to $0.6 billion. The investment will replace much of our existing disparate systems and transition them to a standardized ERP system on a cloud-based platform, as well as a suite of other complementing technologies, across over an estimated 80% of our footprint based on net sales. Approximately 90% of the project spend is expected to be related to the implementation of the ERP, including process definition, standardization and simplification, with the remaining costs primarily related to the implementation of complementing technologies.

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

We expect approximately half of the estimated $0.5 to $0.6 billion investment will represent incremental operating costs to be adjusted in our Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share non-GAAP measures over the course of the project, with substantially all such costs being recorded within selling, general and administrative ("SG&A") expense in the consolidated statements of operations. These non-GAAP adjustments would not include any cash operating costs that are expected to continue to recur after the business systems transformation project is completed.

In fiscal 2023, we invested $138 million in our business systems transformation; $91 million of this amount was expensed as incurred within SG&A, including amortization, and $47 million was deferred or capitalized. Of the amount expensed, $79 million, or 87%, were adjusted from Net Income for our non-GAAP measures. The deferred and capitalized costs are being amortized as the project is deployed.

In fiscal 2024, we expect the aggregate investment in our business systems transformation to be approximately $220 million. We expect approximately $90 million to be expensed when incurred, of which approximately 80% would be adjusted from Net Income for our non-GAAP financial measures. Approximately $130 million is expected to be deferred or capitalized and amortized over future periods as the project is deployed.

EXECUTIVE SUMMARY

Net sales of $20.3 billion for fiscal 2023 decreased $946.5 million, or 4.5%, compared to $21.3 billion in fiscal 2022. This decrease was primarily due to lower volumes and the unfavorable impact of foreign currency which were partially offset by increased sales due to the Mexico Acquisition and higher selling price/mix.

Net loss attributable to common stockholders of $1.6 billion in fiscal 2023 was not comparable to the Net income attributable to common stockholders of $944.6 million in fiscal 2022 primarily due to the $1.9 billion pre-tax, non-cash goodwill impairment recorded in the second quarter of fiscal 2023. See "Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill” of the Notes to Consolidated Financial Statements for additional information. In addition, the decrease was primarily driven by lower volumes excluding the Mexico Acquisition, the impact of increased economic downtime and prior year mill closures, higher restructuring costs, estimated increased cost inflation, increased non-cash pension costs, higher net interest expense, business systems transformation costs and the loss recorded in connection with the Mexico Acquisition. These items were partially offset by the impact of higher selling price/mix, cost savings, the Gain on Sale of RTS and Chattanooga, the contribution from the Mexico Acquisition, and the gain on sale of unconsolidated entities. Consolidated Adjusted EBITDA of $3.0 billion in fiscal 2023 decreased $480.8 million, or 13.9%, compared to fiscal 2022. A detailed review of our performance appears below under “Results of Operations”.

Earnings per diluted share was a loss of $6.44 in fiscal 2023 compared to income of $3.61 in fiscal 2022. Adjusted Earnings Per Diluted Share were $3.02 and $4.76 in fiscal 2023 and 2022, respectively. See the discussion and tables under "Definitions and Non-GAAP Financial Measures" below with respect to Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share.

We generated $1.8 billion of net cash provided by operating activities in fiscal 2023, compared to $2.0 billion in fiscal 2022. The $192.5 million decline was primarily due to lower earnings, partially offset by $668.0 million of reduced working capital usage compared to the prior year period. We invested $1,142.1 million in capital expenditures in fiscal 2023 while returning $281.3 million in dividends to our stockholders. We believe our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance. See “Liquidity and Capital Resources” for additional information.

A detailed review of our performance appears below under “Results of Operations”.

Expectations for the First Quarter of Fiscal 2024 and Fiscal 2024

In the first quarter of fiscal 2024, we expect a decline in net sales and earnings from the fourth quarter of fiscal 2023, reflecting the normal seasonal sequential volume declines in many of our businesses, continued realization of published price declines and scheduled mill maintenance outages. We plan to continue balancing our supply with our customers’ demand. We expect sequentially higher recycled fiber costs, lower chemical costs and relatively flat energy, virgin fiber and freight costs. We also expect increased health insurance costs prior to the annual reset of employee deductibles.

In fiscal 2024, we expect financial results to be favorably weighted to the back half of the year due to seasonality and the expected improvement in demand trends. We expect continued realization of published price declines, continued balancing of our supply with our customers’ demand, higher costs driven by higher recycled fiber, freight and wages and other costs, and lower energy, virgin fiber and chemical costs. We also expect our results to be negatively impacted by scheduled mill maintenance outages. We expect approximately 550,000 tons of maintenance downtime compared to approximately 507,000 tons in fiscal 2023. We expect to further progress on cost savings initiatives and are targeting $300 to $400 million in cost savings in fiscal 2024. We expect to incur significant costs, expenses and fees for professional services and other costs in connection with the proposed Transaction. As noted above, in fiscal 2024, we also expect the aggregate investment in our business systems transformation to be approximately $220 million, approximately $90 million of which we expect to expense as incurred. We expect fiscal 2024 capital expenditures to be approximately $1.2 billion to $1.5 billion. We expect our fiscal 2024 cash tax rate will be higher than our expected income tax rate. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Flow Activity” for additional information.

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

In fiscal 2022 and 2023, we realized incremental progress against our resiliency objectives. We improved our mean-time-to-resolve security incidents, optimized our endpoint detection and response technology deployments across all of our workstation and server population, transitioned all of our local drives to cloud-based storage, and progressed against key goals to modernize the security and infrastructure of our operating locations. In fiscal 2024, we expect to further advance the maturity of our resiliency posture by continuing to execute against our multi-year roadmap. Quarterly progress, as well as key risks and issues, are reported to the Audit Committee for oversight and monitoring.

In fiscal 2023, we received $10 million of business interruption insurance recoveries related to the ransomware incident, which we recorded as a reduction of Cost of goods sold and presented in net cash provided by operating activities on our consolidated statements of cash flows. Our recoveries related to the ransomware incident are now complete. In fiscal 2022, we recorded a $57.2 million credit for ransomware insurance recoveries, recording $50.6 million of business interruption recoveries as a reduction of Cost of goods sold and $6.6 million of direct cost recoveries as a reduction of SG&A expense excluding intangible amortization. We present ransomware recoveries received as Net cash provided by operating activities in our consolidated statements of cash flows.

For more information on the ransomware incident, see “Note 1. Description of Business and Summary of Significant Accounting Policies — Ransomware Incident” of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the two years ended September 30, 2023 (in millions):

	Year Ended September 30,
	2023	2022
Net sales	$20,310.0	$21,256.5
Cost of goods sold	16,725.5	17,237.5
Gross profit	3,584.5	4,019.0
Selling, general and administrative expense excluding intangible amortization	2,014.4	1,932.6
Selling, general and administrative intangible amortization expense	341.5	350.4
Multiemployer pension withdrawal (income) expense	(12.1)	0.2
Restructuring and other costs, net	859.2	383.0
Impairment of goodwill and mineral rights	1,893.0	26.0
Operating (loss) profit	(1,511.5)	1,326.8
Interest expense, net	(417.9)	(318.8)
Gain (loss) on extinguishment of debt	10.5	(8.5)
Pension and other postretirement non-service (cost) income	(21.8)	157.4
Other (expense) income, net	(6.1)	(11.0)
Equity in income of unconsolidated entities	3.4	72.9
Gain on sale of RTS and Chattanooga	238.8	—
(Loss) income before income taxes	(1,704.6)	1,218.8
Income tax benefit (expense)	60.4	(269.6)
Consolidated net (loss) income	(1,644.2)	949.2
Less: Net income attributable to noncontrolling interests	(4.8)	(4.6)
Net (loss) income attributable to common stockholders	$(1,649.0)	$944.6

Net Sales (Unaffiliated Customers)

Net sales in fiscal 2023 of $20.3 billion decreased $946.5 million, or 4.5%, compared to fiscal 2022 primarily due to lower volumes and unfavorable foreign exchange rates, which were largely offset by increased sales due to the Mexico Acquisition and higher selling price/mix.

See “Segment Information” below for detailed information regarding the change in net sales before intersegment eliminations by segment.

Cost of Goods Sold

Cost of goods sold decreased to $16.7 billion in fiscal 2023 compared to $17.2 billion in fiscal 2022. Cost of goods sold as a percentage of net sales was 82.4% in fiscal 2023 compared to 81.1% in fiscal 2022. The dollar decrease in cost of goods sold was primarily due to lower volumes and the impact of cost savings which were partially offset by the impact of estimated increased net cost inflation. Net cost inflation consisted primarily of higher wage and benefit costs, chemical costs, freight costs and virgin fiber costs which were partially offset by lower recycled fiber costs and energy costs including hedges.

Selling, General and Administrative Expense Excluding Intangible Amortization

SG&A expense excluding intangible amortization increased $81.8 million to $2.0 billion in fiscal 2023 compared to $1.9 billion in fiscal 2022. SG&A expense excluding intangible amortization as a percentage of net sales increased in fiscal 2023 to 9.9% from 9.1% in fiscal 2022. The increase was primarily due to $93.2 million related to the Mexico Acquisition and $90.5 million of business systems transformation costs. Travel and entertainment expense also increased by $19.4 million. Excluding these items, compensation and benefit costs were $117.3 million lower, reflecting cost savings and achievement of lower performance goals compared to the prior year period.

Selling, General and Administrative Intangible Amortization Expense

SG&A intangible amortization expense was $341.5 million and $350.4 million in fiscal 2023 and 2022, respectively. The expense primarily represents the amortization of customer relationship intangibles acquired in business combinations.

Multiemployer Pension Withdrawal (Income) Expense

In fiscal 2023 we recorded multiemployer pension withdrawal income of $12.1 million related to non-PIUMPF arbitrations. In fiscal 2022, we recorded multiemployer pension withdrawal expense of $0.2 million. See “Note 6. Retirement Plans — MEPPs” of the Notes to Consolidated Financial Statements for additional information.

Restructuring and Other Costs, Net

We recorded pre-tax restructuring and other costs, net of $859.2 million and $383.0 million for fiscal 2023 and 2022, respectively. Of these costs, $604.6 million and $334.1 million for fiscal 2023 and 2022, respectively, were non-cash. The charges in fiscal 2023 were primarily associated with our decision to permanently cease operations at our Tacoma, WA and North Charleston, SC containerboard mills, and the charges in fiscal 2022 were primarily associated with our decision to permanently cease operations at our Panama City, FL mill and the permanent closure of the corrugated medium manufacturing operations at our St. Paul, MN mill. In addition, in both years we incurred charges for other facility closure activities, reduction in workforce actions and charges associated with acquisition, integration or divestiture activities.

These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. While restructuring costs are not charged to our segments and, therefore, do not reduce each segment's Adjusted EBITDA, we highlight the segment to which the charges relate. See “Note 5. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements for additional information, including a description of the type of costs incurred. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is likely that we will engage in future restructuring activities.

Impairment of Goodwill and Mineral Rights

In fiscal 2023, we recorded a pre-tax, non-cash goodwill impairment of $1.9 billion, with $1.4 billion and $0.5 billion in the Global Paper and Corrugated Packaging reportable segments, respectively. The impairment is not included in Adjusted EBITDA of our segments. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

In fiscal 2022, we recorded a $26.0 million pre-tax non-cash impairment of certain mineral rights driven by a lack of new leasing or development activity on the related properties for an extended period of time. With the impairment, we had no value assigned to our remaining mineral rights.

Interest Expense, net

Interest expense, net was $417.9 million and $318.8 million for fiscal 2023 and 2022, respectively. Interest expense increased $159.5 million and was partially offset by increased interest income of $60.4 million. The net increase in interest expense was primarily due to higher interest rates on debt in the current year period and increased debt associated with the Mexico Acquisition. These increases were partially offset by higher interest income on our cash in fiscal 2023. Additionally, fiscal 2022 included a $36.2 million reduction in interest expense associated with the remeasurement of our multiemployer pension liabilities for the change in interest rates.

Gain (Loss) on Extinguishment of Debt

In fiscal 2023, gain on extinguishment of debt was $10.5 million and in fiscal 2022, loss on extinguishment of debt was $8.5 million. In fiscal 2023, we discharged $500 million aggregate principal amount of our 3.00% senior notes due September 2024 using cash and cash equivalents and borrowings under our commercial paper program.

The loss in fiscal 2022 was primarily related to the redemption of $350 million aggregate principal amount of our 4.00% senior notes due March 2023 primarily using borrowings under our Receivables Securitization Facility (as hereinafter defined).

Pension and Other Postretirement Non-Service (Cost) Income

Pension and other postretirement non-service cost in fiscal 2023 was $21.8 million compared to income of $157.4 million in fiscal 2022. The higher costs in fiscal 2023 were primarily due to lower plan assets at September 30, 2022 compared to the prior year, partially offset by an increase in the expected return on plan assets at September 30, 2022 compared to the prior year. These costs were also increased due to higher interest rates during fiscal 2023 compared to fiscal 2022. Customary pension and other postretirement cost (income) are included in our segment results. See “Note 6. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

Other (Expense) Income, net

Other (expense) income, net was expense of $6.1 million and expense of $11.0 million in fiscal 2023 and 2022, respectively. The lower net expense in fiscal 2023 primarily included a favorable $13.7 million impact of foreign currency, a favorable $12.0 million of other non-operating costs and a favorable $7.3 million on the sale of businesses, each as compared to fiscal 2022. These items were partially offset by $27.9 million of increased expense in connection with the sale of receivables. The favorable other non-operating costs included a $19.7 million gain on foreign currency exchange contract derivatives entered into in anticipation of the Mexico Acquisition, and the favorable sale of businesses included an $11.2 million gain on the sale of our Eaton, IN and Aurora, IL uncoated recycled paperboard mills.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities in fiscal 2023 was income of $3.4 million compared to income of $72.9 million in fiscal 2022. The decline in income in fiscal 2023 was driven by a $46.8 million non-cash, pre-tax loss to recognize the write-off of historical foreign currency translation adjustments recorded in Accumulated other comprehensive loss, as well as the difference between the fair value of the consideration paid for the Mexico Acquisition and the carrying value of our prior ownership interest. That loss was partially offset by the $19.3 million pre-tax gain on sale of our displays joint venture and a $7.6 million pre-tax gain on sale of our Seven Hills mill joint venture. Additionally, the change year-over-year was impacted by no longer recording equity income after the purchase of our remaining interest in the operations acquired in the Mexico Acquisition and stronger performance by the displays joint venture in the prior year period. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information.

Gain on Sale of RTS and Chattanooga

In fiscal 2023, we completed the sale of our interior partitions converting operations and the sale of our Chattanooga, TN uncoated recycled paperboard mill to our joint venture partner and recorded a pre-tax gain on sale of $238.8 million, excluding divestiture costs. Divestiture costs are expensed as incurred and recorded within Restructuring and other costs, net. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” of the Notes to Consolidated Financial Statements for additional information.

Provision for Income Taxes

We recorded an income tax benefit of $60.4 million for fiscal 2023 at an effective tax rate benefit of 3.5%, compared to income tax expense of $269.6 million at an effective tax rate of 22.1% in fiscal 2022. The low tax rate in fiscal 2023 was primarily due to the tax effects related to the goodwill impairment. See “Note 7. Income Taxes” of the Notes to Consolidated Financial Statements for additional information, including a table reconciling the statutory federal tax rate to our effective tax rate.

SEGMENT INFORMATION

Corrugated Packaging Segment

Corrugated Packaging Shipments

Corrugated Packaging shipments are expressed as a tons equivalent in thousands of tons, which includes external and intersegment shipments from our corrugated converting operations, principally for the sale of corrugated containers and other corrugated products. Tons sold from period to period may be impacted by customer conversions to lower basis weight products. In addition, we disclose North American Corrugated Packaging shipments in billion square feet (“BSF”) and millions of square feet ("MMSF”) per shipping day. In the industry, the term “North American Corrugated Packaging” commonly refers to U.S. and Canadian operations only. We have presented this shipment data in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022 (1)
Corrugated Packaging Shipments - thousands of tons	1,619.7	1,652.4	1,645.8	1,575.2	6,493.0
North American Corrugated Packaging Shipments - BSF	24.8	25.1	24.9	23.8	98.5
North American Corrugated Packaging Per Shipping Day - MMSF	406.0	391.6	395.0	371.2	390.8

Fiscal 2023 (1)
Corrugated Packaging Shipments - thousands of tons (2)	1,556.2	1,751.1	1,745.7	1,753.9	6,806.9
North American Corrugated Packaging Shipments - BSF	22.7	22.7	22.3	22.5	90.3
North American Corrugated Packaging Per Shipping Day - MMSF	378.8	354.9	353.8	363.4	362.5

(1)
In the fourth quarter of fiscal 2023, the fiscal 2022 and fiscal 2023 Corrugated Packaging Shipments were revised by an immaterial amount.
(2)
In the second quarter of fiscal 2023, we finalized our segment reporting assessment and included the results of the operations acquired in the Mexico Acquisition in our Corrugated Packaging segment. Accordingly, we updated the Corrugated Packaging shipments beginning in the first quarter of fiscal 2023 to include the acquired operations.

Corrugated Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2022
First Quarter	$2,220.0	$288.9	13.0%
Second Quarter	2,319.0	328.7	14.2
Third Quarter	2,382.5	385.2	16.2
Fourth Quarter	2,386.1	383.9	16.1
Total	$9,307.6	$1,386.7	14.9%

Fiscal 2023
First Quarter	$2,337.4	$329.4	14.1%
Second Quarter	2,627.4	407.5	15.5
Third Quarter	2,565.7	429.7	16.7
Fourth Quarter	2,524.4	433.8	17.2
Total	$10,054.9	$1,600.4	15.9%

(1)
Net Sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $747.3 million in fiscal 2023 compared to fiscal 2022. The increase primarily consisted of $1.1 billion of sales from the operations acquired in the Mexico Acquisition, $281.7 million of higher selling price/mix and $111.6 million associated with the converting operations formerly in the Consumer Packaging segment, which were partially offset by $762.4 million of lower volumes excluding the Mexico Acquisition. Volumes were impacted by lower demand for certain of our products, as well as certain inventory rebalancing throughout the supply chain.

Adjusted EBITDA — Corrugated Packaging Segment

Corrugated Packaging segment Adjusted EBITDA in fiscal 2023 increased $213.7 million compared to fiscal 2022, primarily due to an estimated $281.9 million margin impact from higher selling price/mix and $162.1 million of cost savings. These items were partially offset by an estimated $220.6 million impact of economic downtime and prior year mill closures, and $145.2 million of lower volumes. Additionally, we had $131.7 million of other net favorable items that consisted primarily of $161.0 million from the operations acquired in the Mexico Acquisition and $14.9 million associated with converting operations formerly in the Consumer Packaging segment that were partially offset by $33.3 million of higher non-cash pension costs and $28.3 million of lower equity in income of unconsolidated entities excluding our former joint venture in Mexico and $22.4 million of lower net ransomware recoveries in fiscal 2023 as compared to fiscal 2022. Estimated net cost deflation ended the year essentially flat at $3.8 million as cost deflation in the last half of the year more than offset cost inflation in the first half of the fiscal year, each as compared to fiscal 2022.

Consumer Packaging Segment

Consumer Packaging Shipments

Consumer Packaging shipments are expressed as a tons equivalent in thousands of tons, which includes external and intersegment shipments from our consumer converting operations, principally for the sale of folding cartons, interior partitions (before divestiture in September 2023) and other consumer products. We have presented the Consumer Packaging shipments in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Consumer Packaging Shipments - thousands of tons	374.2	401.3	399.3	391.4	1,566.2

Fiscal 2023
Consumer Packaging Shipments - thousands of tons	360.2	356.3	346.5	348.3	1,411.3

Consumer Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2022
First Quarter	$1,138.7	$169.3	14.9%
Second Quarter	1,250.6	205.8	16.5
Third Quarter	1,270.2	234.9	18.5
Fourth Quarter	1,305.7	219.2	16.8
Total	$4,965.2	$829.2	16.7%

Fiscal 2023
First Quarter	$1,215.0	$183.3	15.1%
Second Quarter	1,265.1	218.6	17.3
Third Quarter	1,250.6	230.0	18.4
Fourth Quarter	1,211.1	203.8	16.8
Total	$4,941.8	$835.7	16.9%

(1)
Net Sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations for the Consumer Packaging segment decreased $23.4 million in fiscal 2023 compared to fiscal 2022 primarily due to $431.1 million of higher selling price/mix that was partially offset by $273.1 million of lower volumes and $73.4 million of unfavorable foreign exchange rates. In addition, the prior year period included $103.7 million of net sales for converting operations now included in the Corrugated Packaging segment. Volumes were impacted by lower demand for certain of our products, as well as certain inventory rebalancing throughout the supply chain.

Adjusted EBITDA — Consumer Packaging Segment

Consumer Packaging segment Adjusted EBITDA in fiscal 2023 increased $6.5 million compared to the prior year. Adjusted EBITDA in the period increased primarily due to an estimated $413.8 million margin impact from higher selling price/mix and $58.2 million of cost savings which were partially offset by an estimated $184.8 million of increased net cost inflation, $151.7 million of lower volumes and an estimated $44.0 million impact of economic downtime. Additionally, we had $85.0 million of other net unfavorable items that consisted primarily of $45.2 million of higher non-cash pension costs, $18.7 million of Adjusted EBITDA from the prior year period associated with the converting operations now included in the Corrugated Packaging segment and $12.0 million of unfavorable foreign exchange rates.

Global Paper Segment

Global Paper Shipments

Global Paper shipments in thousands of tons include the sale of containerboard, paperboard, market pulp and specialty papers (including kraft papers and saturating kraft) to external customers. The shipment data table excludes gypsum paperboard liner tons produced by our Seven Hills mill joint venture in Lynchburg, VA (prior to its September 2023 sale) since it was not consolidated. We have presented the Global Paper shipments in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Global Paper Shipments - thousands of tons	1,515.9	1,658.2	1,632.7	1,377.4	6,184.3

Fiscal 2023
Global Paper Shipments - thousands of tons	1,091.9	1,178.7	1,126.8	1,129.5	4,526.9

Global Paper Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2022
First Quarter	$1,352.6	$232.4	17.2%
Second Quarter	1,538.1	308.6	20.1
Third Quarter	1,610.3	399.0	24.8
Fourth Quarter	1,429.2	306.4	21.4
Total	$5,930.2	$1,246.4	21.0%

Fiscal 2023
First Quarter	$1,123.6	$157.3	14.0%
Second Quarter	1,168.2	187.1	16.0
Third Quarter	1,065.7	177.0	16.6
Fourth Quarter	1,012.4	133.6	13.2
Total	$4,369.9	$655.0	15.0%

(1)
Net Sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Global Paper Segment

Net sales before intersegment eliminations for the Global Paper segment decreased $1.6 billion in fiscal 2023 compared to fiscal 2022 primarily due to $1.4 billion of lower volumes and $34.6 million of lower selling price/mix. Additionally, net sales are $108.3 million lower than the prior year period as sales to the operations acquired in the Mexico Acquisition are now eliminated. Volumes were impacted by lower demand for certain of our products, as well as certain inventory rebalancing throughout the supply chain.

Adjusted EBITDA — Global Paper Segment

Global Paper segment Adjusted EBITDA in fiscal 2023 decreased $591.4 million compared to the prior year. Adjusted EBITDA in the period decreased primarily due to $429.2 million of lower volumes, an estimated $223.6 million impact of economic downtime and prior year mill closures, and an estimated $19.2 million of increased net cost inflation. These items were partially offset by $121.8 million of cost savings and $22.6 million of margin impact from higher selling price/mix. Additionally, we had $63.8 million of other net unfavorable items that consisted primarily of $22.3 million of higher non-cash pension costs, $12.4 million of lower net ransomware recoveries and $9.3 million of lower net weather recoveries in fiscal 2023 as compared to fiscal 2022.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2022
Distribution Shipments - thousands of tons	48.5	50.8	59.8	46.8	205.9

Fiscal 2023
Distribution Shipments - thousands of tons	34.1	45.4	40.8	32.8	153.0

Distribution Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin

Fiscal 2022
First Quarter	$324.8	$6.5	2.0%
Second Quarter	362.3	28.0	7.7
Third Quarter	357.7	19.2	5.4
Fourth Quarter	374.1	26.0	7.0
Total	$1,418.9	$79.7	5.6%

Fiscal 2023
First Quarter	$321.5	$10.8	3.4%
Second Quarter	307.3	9.3	3.0
Third Quarter	317.8	6.0	1.9
Fourth Quarter	314.1	10.9	3.5
Total	$1,260.7	$37.0	2.9%

(1)
Net Sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Distribution Segment

Net sales before intersegment eliminations for the Distribution segment decreased $158.2 million in fiscal 2023 compared to fiscal 2022 primarily due to $173.7 million of lower volumes that was partially offset by $12.9 million of higher selling price/mix. The lower volumes were primarily due to lower moving and storage business volumes in fiscal 2023 and large healthcare orders in the prior year period.

In April 2023, one of our larger Distribution segment customers notified us that they were transitioning their business to a third party. We do not expect the impact on our consolidated operations to be material, although we expect the segment’s net sales and Adjusted EBITDA to be reduced until the sales are replaced.

Adjusted EBITDA — Distribution Segment

Distribution segment Adjusted EBITDA in fiscal 2023 decreased $42.7 million compared to the prior year primarily due to $48.9 million of lower volumes and an estimated $23.4 million of increased net cost inflation that were partially offset by $15.5 million of cost savings and an estimated $12.9 million of margin impact from higher selling price/mix.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of receivables under our accounts receivable monetization agreements, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 14. Debt” of the Notes to Consolidated Financial Statements for detailed information regarding our debt.

We are a party to enforceable and legally binding contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of September 30, 2023, while others are considered future obligations. Our contractual obligations primarily consist of items such as long-term debt, including current portion, lease obligations, purchase obligations and other obligations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”, for additional information.

Cash and cash equivalents were $393.4 million at September 30, 2023 and $260.2 million at September 30, 2022. Approximately half of the cash and cash equivalents at September 30, 2023 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At September 30, 2023, total debt was $8.6 billion, $533.0 million of which was current. At September 30, 2022, total debt was $7.8 billion, $212.2 million of which was current. Included in our total debt at September 30, 2023 was $157.0 million of non-cash acquisition related step-up. During fiscal 2023, debt increased $0.8 billion primarily due to the Mexico Acquisition, net of debt repayments. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

At September 30, 2023, we had approximately $3.4 billion of available liquidity under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures July 2027. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions and dividends.

On September 22, 2023, we discharged $500 million aggregate principal amount of our 3.00% senior notes due September 2024 using cash and cash equivalents and borrowings under our commercial paper program and recorded a $10.5 million gain on extinguishment of debt. On March 22, 2022, we redeemed $350 million aggregate principal amount of our 4.00% senior notes due March 2023 primarily using borrowings under our Receivables Securitization Facility and recorded an $8.2 million loss on extinguishment of debt.

Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with these covenants as required by these facilities and were in compliance with them as of September 30, 2023.

At September 30, 2023, we had $77.6 million of outstanding letters of credit not drawn upon.

We use a variety of working capital management strategies including supply chain financing ("SCF") programs, vendor financing and commercial card programs, monetization facilities where we sell short-term receivables to a group of third-party financial institutions and receivables securitization facilities. We describe these programs below.

We engage in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or us. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”), resulting in derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer-based SCF programs constitute approximately 2% of our annual net sales. In addition, we have monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 13. Fair Value — Accounts Receivable Monetization Agreements” for a discussion of our monetization facilities.

Our working capital management strategy includes working with our suppliers to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers generally range from payable upon receipt to 120 days and vary for items such as the availability of cash discounts. We do not believe our payment terms will be shortened significantly in the near future, and we do not expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms. Certain financial institutions offer voluntary SCF programs that enable our suppliers, at their sole discretion, to sell their receivables from us to the financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. We and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in SCF programs. The suppliers sell us goods or services and issue the associated invoices to us based on the agreed-upon contractual terms. The due dates of the invoices are not extended due to the supplier’s participation in SCF programs. Our suppliers, at their sole discretion if they choose to participate in a SCF program, determine which invoices, if any, they want to sell to the financial institutions. No guarantees are provided by us under SCF programs and we have no economic interest in a supplier’s decision to participate in the SCF program. Therefore, amounts due to our suppliers that elect to participate in SCF programs are included in the line items Accounts payable and Other current liabilities in our consolidated balance sheets and the activity is reflected in net cash provided by operating activities in our consolidated statements of cash flows. Based on correspondence with the financial institutions that are involved with our two primary SCF programs, while the amount suppliers elect to sell to the financial institutions varies from period to period, the amount generally averages approximately 19% to 21% of our accounts payable balance.

We also participate in certain vendor financing and commercial card programs to support our travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because we receive the benefit of extended payment terms and a rebate from the financial institution that we would not have otherwise received without the financial institution's involvement. We also have the Receivables Securitization Facility that allows for borrowing availability based on underlying accounts receivable eligibility and compliance with certain covenants. See “Note 14 Debt” of the Notes to Consolidated Financial Statements for a discussion of our Receivables Securitization Facility and the amount outstanding under our vendor financing and commercial card programs.

Cash Flow Activity

	Year Ended September 30,
(In millions)	2023	2022

Net cash provided by operating activities	$1,827.9	$2,020.4
Net cash used for investing activities	$(1,507.2)	$(776.0)
Net cash used for financing activities	$(193.5)	$(1,281.3)

Net cash provided by operating activities during fiscal 2023 decreased $192.5 million from fiscal 2022 primarily due to lower earnings partially offset by $668.0 million of reduced working capital usage compared to the prior year period. The changes in working capital in fiscal 2023 and 2022 included a use of cash of $32.5 million and a source of cash of $58.8 million, respectively, resulting from the sale of accounts receivables in connection with the Monetization Agreement (as defined in Note 13. Fair Value).

Net cash used for investing activities of $1,507.2 million in fiscal 2023 consisted primarily of $1,142.1 million for capital expenditures and $853.5 million of cash paid for the purchase of businesses, net of cash acquired which were partially offset by $318.2 million of net cash proceeds from the sale of our interior partitions converting operations and Chattanooga, TN uncoated recycled paperboard mill, $53.4 million of proceeds from the sale of two joint ventures, $42.2 million of proceeds from corporate owned life insurance, $27.6 million of proceeds from the sale of two uncoated recycled paperboard mills, $23.2 million of proceeds from currency forward contracts and $26.8 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities of $776.0 million in fiscal 2022 consisted primarily of $862.6 million for capital expenditures that was partially offset by $60.8 million of proceeds from corporate owned life insurance and $28.2 million of proceeds from the sale of property, plant and equipment, primarily for the sale of a previously closed facility.

We invested $1,142.1 million in capital expenditures in fiscal 2023, which was in line with the $1.0 to $1.1 billion we expected to invest. We expect capital expenditures of approximately $1.2 to $1.5 billion in fiscal 2024. We expect this level of capital investment will allow us to continue to invest in safety, environmental and maintenance projects, while also making investments to support productivity and growth in our business and complete certain asset recapitalization and to initiate strategic investments. However, our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions or to comply with changes in laws and regulations.

In fiscal 2023, net cash used for financing activities of $193.5 million consisted primarily of cash dividends paid to stockholders of $281.3 million that was partially offset by a net additions to debt of $101.1 million due to the Mexico Acquisition, net of debt repayments. In fiscal 2022, net cash used for financing activities of $1.3 billion consisted primarily of share repurchases of $600.0 million, a net decrease in debt of $452.7 million and cash dividends paid to stockholders of $259.5 million.

We estimate that we will invest approximately $103 million for capital expenditures during fiscal 2024 in connection with matters relating to environmental compliance. We were obligated to purchase approximately $353 million of fixed assets at September 30, 2023 for various capital projects.

At September 30, 2023, the U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $41 million in future potential reductions of U.S. federal, state and foreign cash taxes. These items are primarily for foreign and state net operating losses and credits that generally will be utilized between fiscal 2024 and 2042. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures and other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our fiscal 2024 cash tax rate will be approximately 13 percentage points higher than our expected income tax rate. The higher cash tax rate expected in fiscal 2024 is primarily due to the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act, new legislation requiring amortization of research and experimental costs instead of a full deduction in the year incurred and cash taxes due as a result of a deferred payment on the sale of RTS and Chattanooga. We expect our fiscal 2025 and 2026 cash tax rate to be approximately 5 percentage points higher than our income tax rate primarily due to the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act and legislation requiring amortization of research and experimental costs instead of a full deduction in the year incurred. These rates are subject to change for a variety of reasons, including as a result of consummation of the proposed Transaction.

During fiscal 2023 and 2022, we made contributions of $28.2 million and $21.2 million, respectively, to our U.S. and non-U.S. pension plans. Based on current facts and assumptions, we expect to contribute approximately $25 million to our U.S. and non-U.S. pension plans in fiscal 2024. Based on current assumptions, including future interest rates, we estimate that minimum pension contributions to our U.S. and non-U.S. pension plans will be approximately $22 million to $23 million annually in fiscal 2025 through 2028. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. The net overfunded status of our U.S. and non-U.S. pension plans at September 30, 2023 was $408.3 million. See “Note 6. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from certain MEPPs, including PIUMPF, and recorded estimated withdrawal liabilities for each. We also have liabilities associated with other MEPPs from which we, or legacy companies, have withdrawn in the past. In fiscal 2024, we expect to pay approximately $11 million in withdrawal liabilities, excluding accumulated funding deficiency demands. With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate. At September 30, 2023 and September 30, 2022, we had recorded withdrawal liabilities of $203.2 million and $214.7 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. The liability reduction in fiscal 2023 was primarily the result of non-PIUMPF arbitrations, the impact of which is reflected in Multiemployer pension withdrawal (income) expense on our consolidated statements of operations. See “Note 6. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

In October 2023, our board of directors declared a quarterly dividend of $0.3025 per share, representing a $1.21 per share annualized dividend or an increase of 10%. In fiscal 2023, 2022 and 2021 we paid an annual dividend of $1.10 per share, $1.00 per share and $0.88 per share, respectively. Our capital allocation strategy includes reducing debt and leverage and returning capital to stockholders through a sustainable and growing dividend.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, plus any unutilized shares left from the July 2015 authorization. The 25.0 million shares represented an additional authorization of approximately 10% of our outstanding Common Stock. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. In fiscal 2023, we had no share repurchases. In fiscal 2022, we repurchased approximately 12.6 million shares of our Common Stock for an aggregate cost of $597.5 million. In fiscal 2021, we repurchased approximately 2.5 million shares of our Common Stock for an aggregate cost of $125.1 million. The amount reflected as repurchased in the consolidated statements of cash flows varies due to the timing of share settlement. As of September 30, 2023, we had approximately 29.0 million shares of Common Stock available for repurchase under the program, although we have indefinitely suspended the program in light of the proposed Transaction (and related restrictions imposed by the Transaction Agreement).

The Transaction Agreement provides that we will generally continue to conduct our business in the ordinary course and consistent with past practice in all material respects. It also contains covenants that restrict our ability to undertake certain actions without consent from Smurfit Kappa, including incurrence of debt or modification of existing debt arrangements under certain circumstances. Subject to these restrictions, we anticipate funding our capital expenditures, debt service obligations, dividends, pension payments, working capital needs, restructuring activities and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our accounts receivable monetization agreements, proceeds from the issuance of debt securities and other debt financing. In addition, we regularly review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection with these reviews, and subject to restrictions imposed in the Transaction Agreement, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2023, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors, including estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those presented in the table (in millions).

	Payments Due by Period
	Total	Fiscal 2024	Fiscal 2025 and 2026	Fiscal 2027 and 2028	Thereafter
Long-Term Debt, including current portion, excluding finance lease obligations (1)	$7,987.7	$469.7	$2,531.4	$1,606.9	$3,379.7
Lease obligations (2)	1,433.3	320.5	387.2	306.2	419.4
Purchase obligations and other (3) (4) (5)	2,532.6	1,413.3	334.6	217.5	567.2
Total	$11,953.6	$2,203.5	$3,253.2	$2,130.6	$4,366.3

(1)
Includes only principal payments owed on our debt assuming that all of our long-term debt will be held to maturity, excluding scheduled payments. We have excluded $123.6 million of fair value of debt step-up, deferred financing costs and unamortized bond discounts from the table to arrive at actual debt obligations. See “Note 14. Debt” of the Notes to Consolidated Financial Statements for information on the interest rates that apply to our various debt instruments.

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

(4)
We have included future estimated minimum pension plan contributions, MEPP withdrawal payments with definite payout terms and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Our estimates are based on various factors, such as discount rates and expected returns on plan assets. Future contributions are subject to changes in our funded status based on factors such as investment performance, discount rates, returns on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. We have excluded $94.7 million of MEPP withdrawal liabilities recorded as of September 30, 2023, including our estimate of the accumulated funding deficiency, due to lack of definite payout terms for certain of the obligations. See “Note 6. Retirement Plans – Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

(5)
We have not included the following items in the table:
•
An item labeled “other noncurrent liabilities” reflected on our consolidated balance sheet because these liabilities do not have a defined pay-out schedule.
•
$476.9 million for certain provisions of ASC 740, “Income Taxes” associated with liabilities, primarily for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.
•
$1,106.9 million of non-recourse liabilities held by special purpose entities ("SPEs") that have $1,244.8 million of related restricted assets. See “Note 17. Special Purpose Entities” of the Notes to Consolidated Financial Statements for additional information.

In addition to the enforceable and legally binding obligations presented in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions.

Guarantor Summarized Financial Information

WRKCo, Inc. ("WRKCo" and the “Issuer”), a wholly owned subsidiary of WestRock Company ("Parent"), has issued the following debt securities pursuant to offerings registered under the Securities Act of 1933, as amended (collectively for purposes of this subsection, the “Notes”)(in millions, except percentages):

Aggregate Principal Amount	Stated Coupon Rate	Maturity Date
$600	3.750%	March 2025
$750	4.650%	March 2026
$500	3.375%	September 2027
$600	4.000%	March 2028
$500	3.900%	June 2028
$750	4.900%	March 2029
$500	4.200%	June 2032
$600	3.000%	June 2033

Upon issuance, the Notes maturing in 2025, 2027 and March 2028 were fully and unconditionally guaranteed by two other wholly owned subsidiaries of Parent: WestRock RKT, LLC (“RKT”) and WestRock MWV, LLC (“MWV”, and together with RKT, the “Guarantor Subsidiaries”). Parent has also fully and unconditionally guaranteed these Notes. The remaining Notes were issued by the Issuer subsequent to the consummation of the acquisition of KapStone Paper and Packaging Corporation in November 2018 and were fully and unconditionally guaranteed at the time of issuance by the Parent and the Guarantor Subsidiaries. Accordingly, each series of the Notes is fully and unconditionally guaranteed on a joint and several basis by the Parent and the Guarantor Subsidiaries (together, the “Guarantors”). Collectively, the Issuer and the Guarantors are the “Obligor Group”.

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

The indentures governing each series of Notes contain covenants that, among other things, limit our ability and the ability of our subsidiaries to grant liens on our assets and enter into sale and leaseback transactions. In addition, the indentures limit, as applicable, the ability of the Issuer and Guarantors to merge, consolidate or sell, convey, transfer or lease our or their properties and assets substantially as an entirety under certain circumstances. The covenants contained in the indentures do not restrict the Company’s ability to pay dividends or distributions to stockholders.

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

SUMMARIZED STATEMENT OF OPERATIONS

Year Ended September 30,
2023
Net sales to unrelated parties	$1,568.5
Net sales to non-Guarantor Subsidiaries	$1,239.5
Gross profit	$1,092.6
Interest expense, net with non-Guarantor Subsidiaries	$(172.7)
Net loss and net loss attributable to the Obligor Group (1)	$(37.7)

(1)
Includes a pre-tax goodwill impairment charge of $107.8 million.

SUMMARIZED BALANCE SHEETS

	September 30,
	2023	2022
ASSETS
Total current assets	$192.4	$227.4

Noncurrent amounts due from non- Guarantor Subsidiaries	$262.2	$370.1
Other noncurrent assets (1)	1,607.9	1,812.8
Total noncurrent assets	$1,870.1	$2,182.9

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$1,106.2	$2,253.5
Other current liabilities	427.4	144.5
Total current liabilities	$1,533.6	$2,398.0

Noncurrent amounts due to non- Guarantor Subsidiaries	$6,472.6	$3,097.5
Other noncurrent liabilities	7,056.6	6,872.7
Total noncurrent liabilities	$13,529.2	$9,970.2

(1)
Other noncurrent assets include aggregate goodwill and intangibles, net of $1,395.5 million and $1,601.2 million as of September 30, 2023 and September 30, 2022, respectively.

DEFINITIONS AND NON-GAAP FINANCIAL MEASURES

Definitions

We calculate cost savings as the year-over-year change in certain costs incurred for manufacturing, procurement, logistics, and SG&A, in each case excluding the impact of economic downtime and inflation. Cost savings achieved to date may not recur in future periods, and estimates of future savings are subject to change.

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”). However, management believes certain non-GAAP financial measures provide additional meaningful financial information that may be relevant when assessing our ongoing performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies.

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these measures provide our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude restructuring and other costs, net, impairment of goodwill and mineral rights, business systems transformation costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information when making financial, operating and planning decisions and when evaluating our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net (loss) income attributable to common stockholders and (Loss) earnings per diluted share, respectively. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business Systems Transformation” for additional information regarding our business systems transformation.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to (Loss) earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Years Ended September 30,
	2023	2022
(Loss) earnings per diluted share	$(6.44)	$3.61
Goodwill impairment	7.12	—
Restructuring and other costs, net	2.53	1.11
Work stoppage costs	0.24	—
Business systems transformation costs	0.23	0.02
Losses at closed facilities	0.13	0.01
Loss on consolidation of previously held equity method investment net of deferred taxes	0.09	—
Acquisition accounting inventory related adjustments	0.04	—
Mineral rights impairment	—	0.08
Accelerated depreciation on certain facility closures	—	0.02
Gain on sale of RTS and Chattanooga	(0.72)	—
Gain on sale of unconsolidated entities, net	(0.07)	—
Multiemployer pension withdrawal (income) expense	(0.04)	0.01
(Gain) loss on extinguishment of debt	(0.03)	0.02
Brazil indirect tax claim	(0.02)	—
Gain on sale of two uncoated recycled paperboard mills	(0.02)	—
MEPP liability adjustment due to interest rates	—	(0.10)
Ransomware recovery costs, net of insurance proceeds	—	(0.02)
Adjustment to reflect adjusted earnings on a fully diluted basis	(0.02)	—
Adjusted Earnings Per Diluted Share	$3.02	$4.76

The as reported results in the table below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “(Loss) income before income taxes”, “Income tax benefit (expense)” and “Consolidated net (loss) income”, respectively, as reported on the consolidated statements of operations. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net (loss) income attributable to common stockholders (represented in the table below as the GAAP Results for Consolidated net (loss) income (i.e., Net of Tax) less Net income attributable to noncontrolling interests), for the periods indicated (in millions):

	Year ended September 30, 2023
	Pre-Tax	Tax	Net of Tax
As reported	$(1,704.6)	$60.4	$(1,644.2)
Goodwill impairment	1,893.0	(71.2)	1,821.8
Restructuring and other costs, net	859.1	(210.6)	648.5
Work stoppage costs (1)	80.4	(19.7)	60.7
Business systems transformation costs (1)	79.1	(19.4)	59.7
Losses at closed facilities (1)	42.6	(10.4)	32.2
Loss on consolidation of previously held equity method investment net of deferred taxes (1)	46.8	(22.2)	24.6
Acquisition accounting inventory related adjustments (1)	13.1	(3.2)	9.9
Accelerated depreciation on certain facility closures	0.4	(0.1)	0.3
Gain on sale of RTS and Chattanooga	(238.8)	53.7	(185.1)
Gain on sale of unconsolidated entities, net (1)	(23.6)	5.8	(17.8)
Multiemployer pension withdrawal income	(12.1)	2.9	(9.2)
Gain on extinguishment of debt	(10.5)	2.6	(7.9)
Brazil indirect tax claim (1)	(9.1)	3.1	(6.0)
Gain on sale of two uncoated recycled paperboard mills	(11.2)	5.6	(5.6)
Other (1)	0.6	(0.1)	0.5
Adjusted Results	$1,005.2	$(222.8)	$782.4
Noncontrolling interests			(4.8)
Adjusted Net Income			$777.6

(1)
These footnoted items represent the "Other adjustments" reported in the additional segment information table in our segment footnote. The “Losses at closed facilities” line for the year ended September 30, 2023, includes $2.0 million of depreciation and amortization and the Brazil indirect tax claim includes $4.7 million of interest income. See “Note 8. Segment Information” for additional information.

	Year ended September 30, 2022
	Pre-Tax	Tax	Net of Tax
As reported	$1,218.8	$(269.6)	$949.2
Restructuring and other costs, net	383.0	(93.1)	289.9
Mineral rights impairment	26.0	(6.4)	19.6
Loss on extinguishment of debt	8.5	(2.1)	6.4
Accelerated depreciation on certain facility closures	7.5	(1.9)	5.6
Business systems transformation costs (1)	7.4	(1.8)	5.6
Multiemployer pension withdrawal expense	3.5	(0.8)	2.7
Losses at closed facilities (1)	3.5	(0.9)	2.6
MEPP liability adjustment due to interest rates	(36.2)	8.9	(27.3)
Ransomware recovery costs insurance proceeds (1)	(6.6)	1.6	(5.0)
Other (1)	0.5	(0.1)	0.4
Adjusted Results	$1,615.9	$(366.2)	$1,249.7
Noncontrolling interests			(4.6)
Adjusted Net Income			$1,245.1

(1)
These footnoted items represent the "Other adjustments" reported in the additional segment information table in our segment footnote, except the "Other" line includes adjustments of $1.4 million. The “Losses at closed facilities” line for the year ended September 30, 2022, includes $1.2 million of depreciation and amortization.

We discuss certain of these charges in more detail in “Note 5. Restructuring and Other Costs, Net”, “Note 8. Segment Information” and “Note 19. Commitments and Contingencies — Indirect Tax Claim”. For more information on our business systems transformation see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business Systems Transformation”.

We also use the non-GAAP financial measure “Consolidated Adjusted EBITDA”, along with other measures such as Adjusted EBITDA (a GAAP measure of segment performance our CODM uses to evaluate our segment results), to evaluate our overall performance. The composition of Adjusted EBITDA is not addressed or prescribed by GAAP.

Management believes that the most directly comparable GAAP measure to Consolidated Adjusted EBITDA is "Net (loss) income attributable to common stockholders". Management believes this measure provides our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, impairment of goodwill and mineral rights, Gain on sale of RTS and Chattanooga, business systems transformation costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information in making financial, operating and planning decisions and when evaluating our performance relative to other periods.

Set forth below is a reconciliation of the non-GAAP financial measure Consolidated Adjusted EBITDA to Net (loss) income attributable to common stockholders periods indicated (in millions).

	Year Ended September 30,
	2023	2022
Net (loss) income attributable to common stockholders	$(1,649.0)	$944.6
Adjustments: (1)
Less: Net income attributable to noncontrolling interests	4.8	4.6
Income tax (benefit) expense	(60.4)	269.6
Other expense (income), net	6.1	11.0
(Gain) loss on extinguishment of debt	(10.5)	8.5
Interest expense, net	417.9	318.8
Restructuring and other costs, net	859.2	383.0
Impairment of goodwill and mineral rights	1,893.0	26.0
Multiemployer pension withdrawal (income) expense	(12.1)	0.2
Gain on sale of RTS and Chattanooga	(238.8)	—
Depreciation, depletion and amortization	1,535.8	1,488.6
Other adjustments	232.6	4.5
Consolidated Adjusted EBITDA	$2,978.6	$3,459.4
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

ASC 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is “more likely than not” that the fair value of a reporting unit exceeds its carrying amount. We generally do not attempt a qualitative assessment and move directly to the quantitative test. As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, EBITDA margins, capital expenditures and discount rates. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, which we believe would be generally consistent with that of a market participant. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, but not in excess of the total amount of goodwill allocated to the respective reporting unit, as required under Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment”. We describe our accounting policy for goodwill further in “Note 1. Description of Business and Summary of Significant Accounting Policies — Goodwill” of the Notes to Consolidated Financial Statements.

In fiscal 2023, we recorded a pre-tax, non-cash impairment charge of $1,893.0 million ($1,821.8 million after-tax) associated with our interim goodwill impairment analysis completed in the second quarter. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

During the fourth quarter of fiscal 2023, we completed our annual goodwill impairment testing. We considered factors such as, but not limited to, our expectations for macroeconomic conditions, industry and market considerations, and financial performance, including planned revenue, earnings and capital investments of each reporting unit. The discount rate used for each reporting unit ranged from 9.5% to 14.5%. We used perpetual growth rates ranging from 0.0% to 1.0%. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values. The fair value of our Consumer Packaging reporting unit exceeded its carrying value by 30%. However, our Corrugated Packaging and Distribution reporting units had fair values that exceeded their respective carrying values by less than 10%. Our Corrugated Packaging reporting unit had a narrow fair value cushion due to the goodwill impairment charge recorded for the reporting unit in the second quarter of fiscal 2023 and the fair value accounting related to the Mexico Acquisition.

If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points, the fair value of only our Consumer Packaging reporting unit would have continued to exceed its carrying value. In our fiscal 2023 annual goodwill impairment analysis, projected future cash flows for the Corrugated Packaging and Distribution reporting units were discounted at 9.5% and 14.5%, respectively. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rates for Corrugated Packaging and Distribution reporting units would have to be increased to 9.9% and 15.4%, respectively, in order for the estimated fair value of the reporting units to fall below their carrying values.

At September 30, 2023, the Corrugated Packaging, Consumer Packaging and Distribution reporting units had $2,603.7 million, $1,506.6 million and $138.4 million of goodwill, respectively. Our Global Paper reporting unit had no goodwill. Because the fair values of the Corrugated Packaging and Distribution reporting units are not substantially more than their carrying values, these reporting units have greater risk of future impairments should we experience adverse changes in our assumptions, estimates, or market factors. If the assumptions, estimates, and market factors underlying our fair value determinations change adversely, we may be exposed to additional impairment charges, which could be material. Additionally, there are certain risks inherent to our operations as described in Item 1A. “Risk Factors”.

Subsequent to our annual test, we monitored industry economic trends through the end of fiscal 2023 and determined no additional testing for goodwill impairment was warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years.

Long-Lived Assets

We follow the provisions included in ASC 360, “Property, Plant, and Equipment” in determining whether the carrying value of any of our long-lived assets, including amortizable intangibles other than goodwill, is impaired. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques.

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

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any. We use significant judgment in (i) determining whether a tax position, based solely on its technical merits, is “more likely than not” to be sustained upon examination and (ii) measuring the tax benefit as the largest amount of benefit that is “more likely than not” to be realized upon ultimate settlement. We do not record any benefit for the tax positions where we do not meet the “more likely than not” initial recognition threshold. Income tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. We generally recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution. A 1% change in our effective tax rate would have increased or decreased tax expense by approximately $17 million for fiscal 2023. A 1% change in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2023 consolidated balance sheet, would have increased or decreased tax expense by approximately $100 million for fiscal 2023.

Pension

The funded status of our qualified and non-qualified U.S. and non-U.S. pension plans increased $170.5 million in fiscal 2023. Our U.S. qualified and non-qualified pension plans were overfunded by $450.0 million as of September 30, 2023. Our non-U.S. pension plans were under funded by $41.7 million as of September 30, 2023. Our U.S. pension plan benefit obligations were positively impacted in fiscal 2023 primarily by a 61-basis point increase in the discount rate compared to the prior measurement date. The non-U.S. pension plan obligations were positively impacted in fiscal 2023 by a 73-basis point increase in the discount rate compared to the prior measurement date.

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

A 25-basis point change in the discount rate, compensation level, expected long-term rate of return on plan assets and interest crediting rate, factoring in our corridor (as defined herein) as appropriate, would have had the following effect on fiscal 2023 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans
	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(8.1)	$8.3
Compensation level	$0.2	$(0.2)
Expected long-term rate of return on plan assets	$(12.2)	$12.2
Interest crediting rate	$0.3	$(0.3)

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in, among other things, interest rates, foreign currencies and commodity prices. See Item 1A. “Risk Factors” for additional information. We aim to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movements in pricing, and underlying accounting and business implications. Our chief executive officer or chief financial officer must approve the execution of all transactions contemplated in accordance with our Financial and Commodity Risk Management Corporate Policy. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. We may not be successful in managing these risks.

Containerboard and Paperboard Shipments

We are exposed to market risk related to our sales of containerboard and paperboard. We sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified index prices. We have the capacity to annually ship approximately 10.6 million tons from our containerboard mills and approximately 4.0 million tons from our paperboard mills, although our mill system operating rates may vary from year to year due to changes in market and other factors. Including a partial year adjustment to capacity to reflect footprint actions, where appropriate, our simple average mill system operating rates for the last three fiscal years averaged 88%. A hypothetical $10 per ton change in the price of containerboard and paperboard throughout the year based on our capacity would impact our sales by approximately $106 million and $40 million, respectively.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas (typically measured in one million British Thermal Units ("MMBtu")), coal, oil, electricity and purchased biomass fuel at times has fluctuated significantly. Energy is one of the most significant costs of our mill operations. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented at certain mills with fuel oil, to generate steam used in the paper making process. In our virgin fiber mills, we use biomass, natural gas, fuel oil and coal to generate steam used in the pulping and paper making processes and to generate some or all the electricity used on site. We primarily use purchased electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. Our energy costs decreased in fiscal 2023 compared to fiscal 2022. From time to time, we use commodity contracts to hedge energy exposures, as discussed in more detail below.

We spent approximately $1,164 million and $1,263 million on all energy sources in fiscal 2023 and 2022, respectively to operate our facilities. Natural gas and electricity each account for approximately 30% to 50% of our energy purchases depending upon pricing. We consumed approximately 87 million MMBtu of natural gas in fiscal 2023, although the amount of energy we consume may vary from year to year due to production levels and other factors. A hypothetical 10% change in the price of energy throughout the year would impact our cost of energy by approximately $116 million based on fiscal 2023 pricing and consumption.

Recycled Fiber

Recycled fiber is the principal raw material we use in the production of recycled paperboard and a portion of our containerboard. In fiscal 2023 and 2022, we consumed approximately 6.4 million and 5.7 million tons of recycled fiber, respectively. The increase in fiscal 2023 was primarily associated with the operations acquired in the Mexico Acquisition. Our purchases of old corrugated containers and double-lined kraft clippings account for our largest recycled fiber costs and made up approximately 85% to 90% of our recycled fiber purchases in fiscal 2023. The remaining 10% to 15% of our recycled fiber purchases consisted of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing. Recycled fiber prices can fluctuate significantly and were lower in fiscal 2023 compared to fiscal 2022. While the amount of recycled fiber we consume may vary from year to year due to production levels and other factors, based on fiscal 2023 recycled fiber usage, adjusted for a full year of the operations acquired in the Mexico Acquisition, we would expect to consume approximately 6.5 million tons of recycled fiber. A hypothetical $10 per ton change in recycled fiber prices for a fiscal year would impact our costs by approximately $65 million.

Virgin Fiber

Virgin fiber is the principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly due to significant changes in weather, such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations. Virgin fiber prices were relatively flat in fiscal 2023 compared to fiscal 2022. A hypothetical 10% change in virgin fiber prices in our mills for a fiscal year would impact our costs by approximately $130 million.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense include distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. We experienced higher freight costs and some distribution delays in both fiscal 2023 and 2022. A hypothetical 10% change in freight costs for fiscal 2023 and 2022 would have impacted our costs by approximately $188 million and $220 million, respectively.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. As discussed below, we may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2023 and 2022, if market interest rates change an average of 100 basis points, our annual interest expense would be impacted by approximately $21 million and $10 million, respectively. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Derivative Instruments / Forward Contracts

In fiscal 2023 and 2022, we entered into various natural gas commodity derivatives that were designated as cash flow hedges for accounting purposes. Therefore, the entire change in fair value of the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. At September 30, 2023 and September 30, 2022, the notional amount of our natural gas commodity derivatives was 22.0 million and 18.3 million MMBtu, respectively. Based on our open contracts as of September 30, 2023 and September 30, 2022, the effect of a 10% change in the price per MMBtu, other than for the first period which was already priced, would impact Cost of goods sold by approximately $6 million and $10 million, respectively.

We periodically may issue and settle foreign currency denominated debt, exposing us to the effect of changes in spot exchange rates between loan issue and loan repayment dates and changes in spot exchange rates on open balances at each balance sheet date. From time to time, we may use foreign exchange contracts to hedge these exposures with terms of generally one to three months. At September 30, 2023, there were no foreign exchange contract derivatives outstanding. At September 30, 2022, the notional amount of our foreign currency exchange contract derivative was 8.0 billion Mexican pesos ($389.9 million). Based on the open foreign exchange contracts as of September 30, 2022, the effect of a 1% change in exchange rates would impact Other (expense) income, net by approximately $4 million. Although foreign currency sensitive instruments expose us to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the foreign currency denominated debt exposures.

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

See “Note 16. Derivatives” and “Note 20. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)” of the Notes to Consolidated Financial Statements for additional information regarding our derivative instruments.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment, among other factors. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2023 and 2022, factoring in our corridor as appropriate, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $8 million and $8 million, respectively. During fiscal 2023 and 2022, the effect of a 0.25% increase in the discount rate would have increased pre-tax income by $8 million and decreased pre-tax income by $5 million, respectively. Similarly, MEPPs in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. See “Note 6. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

Foreign Currency

We predominately operate in markets in the U.S. but derived 24.4% of our net sales in fiscal 2023 from outside the U.S. through international operations, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. Although we are impacted by the exchange rates of a number of currencies, our largest exposures are generally to the Brazilian Real, British Pound, Canadian dollar, Euro and Mexican Peso. In fiscal 2023, our largest exposures included the Mexican Peso, Brazilian Real and British Pound.

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

During fiscal 2023 and 2022, the effect of a hypothetical 10% change in foreign currencies to which we have exposure compared to the U.S. dollar would have impacted our income before income taxes by approximately $12 million and $36 million, respectively.

During fiscal 2023 and 2022, the effect of a hypothetical 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $50 million and $32 million, respectively. This impact does not consider the effects of a stronger or weaker U.S. dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and the demand for our products; for instance, a strengthening U.S. dollar may cause exports to become more expensive to foreign customers that have to pay for them in other currencies.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
(In millions, except per share data)	2023	2022	2021

Net sales	$20,310.0	$21,256.5	$18,746.1
Cost of goods sold	16,725.5	17,237.5	15,320.8
Gross profit	3,584.5	4,019.0	3,425.3
Selling, general and administrative expense excluding intangible amortization	2,014.4	1,932.6	1,759.3
Selling, general and administrative intangible amortization expense	341.5	350.4	357.1
Multiemployer pension withdrawal (income) expense	(12.1)	0.2	(2.9)
Restructuring and other costs, net	859.2	383.0	30.6
Impairment of goodwill and mineral rights	1,893.0	26.0	—
Operating (loss) profit	(1,511.5)	1,326.8	1,281.2
Interest expense, net	(417.9)	(318.8)	(372.3)
Gain (loss) on extinguishment of debt	10.5	(8.5)	(9.7)
Pension and other postretirement non-service (cost) income	(21.8)	157.4	134.9
Other (expense) income, net	(6.1)	(11.0)	10.9
Equity in income of unconsolidated entities	3.4	72.9	40.9
Gain on sale of RTS and Chattanooga	238.8	—	—
(Loss) income before income taxes	(1,704.6)	1,218.8	1,085.9
Income tax benefit (expense)	60.4	(269.6)	(243.4)
Consolidated net (loss) income	(1,644.2)	949.2	842.5
Less: Net income attributable to noncontrolling interests	(4.8)	(4.6)	(4.2)
Net (loss) income attributable to common stockholders	$(1,649.0)	$944.6	$838.3

Basic (loss) earnings per share attributable to common stockholders	$(6.44)	$3.64	$3.16

Diluted (loss) earnings per share attributable to common stockholders	$(6.44)	$3.61	$3.13

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended September 30,
(In millions)	2023	2022	2021

Consolidated net (loss) income	$(1,644.2)	$949.2	$842.5
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation gain (loss)	354.9	(241.5)	124.3
Reclassification of previously unrealized net foreign currency loss upon consolidation of equity investment	29.0	—	—
Reclassification of previously unrealized net foreign currency gain upon sale of RTS	(2.3)	—	—
Derivatives:
Deferred loss on cash flow hedges	(50.2)	(10.3)	(0.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	54.4	1.4	5.5
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (loss) arising during period	120.8	(216.3)	165.6
Amortization and settlement recognition of net actuarial loss, included in pension and postretirement cost	40.1	6.4	25.5
Prior service cost arising during period	(1.5)	(0.2)	(4.2)
Amortization and curtailment recognition of prior service cost, included in pension and postretirement cost	5.7	6.1	4.5
Reclassification of net pension adjustment upon sale of RTS	7.9	—	—
Other comprehensive income (loss), net of tax	558.8	(454.4)	321.1
Comprehensive (loss) income	(1,085.4)	494.8	1,163.6
Less: Comprehensive income attributable to noncontrolling interests	(7.9)	(5.4)	(4.5)
Comprehensive (loss) income attributable to common stockholders	$(1,093.3)	$489.4	$1,159.1

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,
(In millions, except per share data)	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$393.4	$260.2
Accounts receivable (net of allowances of $60.2 and $66.3)	2,591.9	2,683.9
Inventories	2,331.5	2,317.1
Other current assets (amount related to SPEs of $862.1 and $0)	1,584.8	689.8
Assets held for sale	91.5	34.4
Total current assets	6,993.1	5,985.4
Property, plant and equipment, net	11,063.2	10,081.4
Goodwill	4,248.7	5,895.2
Intangibles, net	2,576.2	2,920.6
Prepaid pension asset	618.3	440.3
Other noncurrent assets (amount related to SPEs of $382.7 and $1,253.0)	1,944.2	3,082.6
Total assets	$27,443.7	$28,405.5

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$533.0	$212.2
Accounts payable	2,123.9	2,252.1
Accrued compensation and benefits	524.9	627.9
Other current liabilities (amount related to SPEs of $776.7 and $0)	1,737.6	810.6
Total current liabilities	4,919.4	3,902.8
Long-term debt due after one year	8,050.9	7,575.0
Pension liabilities, net of current portion	191.2	189.4
Postretirement benefit liabilities, net of current portion	99.1	105.4
Deferred income taxes	2,433.2	2,761.9
Other noncurrent liabilities (amount related to SPEs of $330.2 and $1,117.8)	1,652.2	2,445.8
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	—	5.5
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 600.0 million shares authorized; 256.4 million and 254.4 million shares outstanding at September 30, 2023 and September 30, 2022, respectively	2.6	2.5
Capital in excess of par value	10,698.5	10,639.4
Retained earnings	278.2	2,214.4
Accumulated other comprehensive loss	(898.6)	(1,454.3)
Total stockholders’ equity	10,080.7	11,402.0
Noncontrolling interests	17.0	17.7
Total equity	10,097.7	11,419.7
Total liabilities and equity	$27,443.7	$28,405.5

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
(In millions, except per share data)	2023	2022	2021

Number of Shares of Common Stock Outstanding:
Balance at beginning of fiscal year	254.4	265.0	260.4
Issuance of common stock, net of stock received for tax withholdings	2.0	2.0	7.1
Purchases of common stock (1)	—	(12.6)	(2.5)
Balance at end of fiscal year	256.4	254.4	265.0
Common Stock:
Balance at beginning of fiscal year	$2.5	$2.7	$2.6
Issuance of common stock, net of stock received for tax withholdings	0.1	—	0.1
Purchases of common stock (1)	—	(0.2)	—
Balance at end of fiscal year	2.6	2.5	2.7
Capital in Excess of Par Value:
Balance at beginning of fiscal year	10,639.4	11,058.8	10,916.3
Compensation expense under share-based plans	64.3	93.4	88.5
Issuance of common stock, net of stock received for tax withholdings	(5.6)	11.9	158.8
Purchases of common stock (1)	—	(524.3)	(103.7)
Other	0.4	(0.4)	(1.1)
Balance at end of fiscal year	10,698.5	10,639.4	11,058.8
Retained Earnings:
Balance at beginning of fiscal year	2,214.4	1,607.9	1,031.6
Adoption of accounting standards (2)	—	—	(3.8)
Net (loss) income attributable to common stockholders	(1,649.0)	944.6	838.3
Dividends declared (per share - $1.10, $1.00 and $0.88) (3)	(287.2)	(263.0)	(236.3)
Issuance of common stock, net of stock received for tax withholdings	—	(2.1)	(0.5)
Purchases of common stock (1)	—	(73.0)	(21.4)
Balance at end of fiscal year	278.2	2,214.4	1,607.9
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(1,454.3)	(999.1)	(1,319.9)
Other comprehensive income (loss), net of tax	555.7	(455.2)	320.8
Balance at end of fiscal year	(898.6)	(1,454.3)	(999.1)
Total Stockholders’ equity	10,080.7	11,402.0	11,670.3
Noncontrolling Interests: (4)
Balance at beginning of fiscal year	17.7	19.7	16.9
Net (loss) income	(0.7)	(1.5)	1.7
Distributions and adjustments to noncontrolling interests	—	(0.5)	1.1
Balance at end of fiscal year	17.0	17.7	19.7
Total Equity	$10,097.7	$11,419.7	$11,690.0

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
(3)
Includes cash dividends and dividend equivalent units declared on certain restricted stock units and restricted stock.
(4)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the consolidated balance sheets.

See Accompanying Notes

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(In millions)	2023	2022	2021

Operating activities:
Consolidated net (loss) income	$(1,644.2)	$949.2	$842.5
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,535.8	1,488.6	1,460.0
Deferred income tax benefit	(475.2)	(98.2)	(38.3)
Share-based compensation expense	64.2	93.3	88.6
401(k) match and company contribution in common stock	—	2.5	136.1
Pension and other postretirement funding (more) less than cost (income)	16.5	(135.6)	(111.5)
Cash surrender value increase in excess of premiums paid	(38.2)	(2.0)	(49.4)
Equity in income of unconsolidated entities	(3.4)	(72.9)	(40.9)
Gain on sale of RTS and Chattanooga	(238.8)	—	—
Gain on sale of other businesses	(11.2)	—	(16.5)
Gain on sale of investment	—	—	(16.0)
Impairment of goodwill and mineral rights	1,893.0	26.0	—
Other impairment adjustments	637.1	325.5	34.6
(Gain) loss on disposal of plant, equipment and other, net	(3.2)	(17.5)	3.7
Other	(34.4)	(0.4)	13.8
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	407.1	(161.5)	(428.9)
Inventories	107.8	(310.4)	(200.0)
Other assets	(263.9)	86.6	(372.6)
Accounts payable	(280.3)	79.5	430.3
Income taxes	91.0	16.9	0.7
Accrued liabilities and other	68.2	(249.2)	543.7
Net cash provided by operating activities	1,827.9	2,020.4	2,279.9
Investing activities:
Capital expenditures	(1,142.1)	(862.6)	(815.5)
Cash paid for purchase of businesses, net of cash acquired	(853.5)	(7.0)	—
Proceeds from corporate owned life insurance	42.2	60.8	44.9
Proceeds from sale of RTS and Chattanooga, net	318.2	—	—
Proceeds from sale of other businesses	27.6	—	58.5
Proceeds from currency forward contracts	23.2	—	—
Proceeds from the sale of unconsolidated entities	53.4	—	—
Proceeds from sale of investment	—	—	29.5
Proceeds from sale of property, plant and equipment	26.8	28.2	6.3
Proceeds from property, plant and equipment insurance settlement	—	1.7	3.2
Other	(3.0)	2.9	(2.9)
Net cash used for investing activities	(1,507.2)	(776.0)	(676.0)
Financing activities:
Additions to revolving credit facilities	52.9	382.4	435.0
Repayments of revolving credit facilities	(344.2)	(378.3)	(415.0)
Additions to debt	1,836.4	888.2	259.9
Repayments of debt	(1,720.8)	(1,376.5)	(1,544.3)
Changes in commercial paper, net	283.9	—	—
Other debt (repayments) additions, net	(7.1)	31.5	23.1
Purchases of common stock	—	(600.0)	(122.4)
Cash dividends paid to stockholders	(281.3)	(259.5)	(233.8)
Other	(13.3)	30.9	17.1
Net cash used for financing activities	(193.5)	(1,281.3)	(1,580.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.0	6.2	16.3
Increase (decrease) in cash, cash equivalents and restricted cash	133.2	(30.7)	39.8
Cash, cash equivalents and restricted cash at beginning of period	260.2	290.9	251.1
Cash, cash equivalents and restricted cash at end of period	$393.4	$260.2	$290.9

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

On September 29, 2023, we completed the sale of our Seven Hills mill joint venture in Lynchburg, VA and received $11.0 million of cash proceeds, subject to certain customary adjustments, and recorded an aggregate pre-tax net gain on sale of $4.3 million; $7.6 million was recorded in the Equity in income of unconsolidated entities line item in our consolidated statements of operations that was partially offset by a $3.3 million loss on sale of property, plant and equipment that was recorded in cost of goods sold.

On September 8, 2023, we sold our interior partitions converting operations (our ownership interest in RTS Packaging, LLC) and our Chattanooga, TN uncoated recycled paperboard mill to our joint venture partner and received $318.2 million of net cash proceeds, including a preliminary working capital adjustment and other customary adjustments. We recorded a pre-tax gain on sale of $238.8 million which is recorded in "Gain on sale of RTS and Chattanooga" in our consolidated statements of operations, excluding divestiture costs. Divestiture costs are expensed as incurred and recorded within Restructuring and other costs, net. See “Note 5. Restructuring and Other Costs, Net” for additional information.

On June 16, 2023, we sold our ownership interest in an unconsolidated displays joint venture for $43.8 million in cash and recorded a pre-tax gain on sale of $19.3 million recorded in the Equity in income of unconsolidated entities line item in our consolidated statements of operations including a de minimis adjustment in the fourth quarter.

On December 1, 2022, we completed our acquisition of the remaining 67.7% interest in Grupo Gondi for $969.8 million in cash and the assumption of debt. We accounted for this acquisition as a business combination resulting in its consolidation. See “Note 3. Acquisitions” for additional information.

On December 1, 2022, we sold our Eaton, IN, and Aurora, IL uncoated recycled paperboard mills for $50 million, subject to a working capital adjustment. We received proceeds of $25 million, a preliminary working capital settlement of $0.9 million and are financing the remaining $25 million. During the third quarter of fiscal 2023, we recorded a de minimis final working capital adjustment. Pursuant to the terms of the sale agreement, we transferred control of these mills to the buyer and recorded a pre-tax gain on sale of $11.2 million in Other (expense) income, net in our consolidated statements of operations.

Transaction Agreement with Smurfit Kappa

On September 12, 2023, we entered into a Transaction Agreement with Smurfit Kappa, Cepheidway Limited (to be renamed Smurfit WestRock plc), ListCo and Merger Sub. The Transaction Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that (a) pursuant to the Scheme each issued ordinary share of Smurfit Kappa will be exchanged for one ListCo Share, as a result of which Smurfit Kappa will become a wholly owned subsidiary of ListCo, and (b) following the implementation of the Scheme, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of ListCo. As a result of the Merger, each share of our Common Stock, with certain exceptions, will be converted into the right to receive one ListCo Share and $5.00 in cash. All shares owned by the Company, any Company subsidiary, Smurfit Kappa, Merger Sub or any of their respective subsidiaries will be cancelled and will cease to exist, and no consideration will be delivered in exchange therefor. The Transaction Agreement also provides a mechanism for converting outstanding Company equity awards to ListCo awards. The Transaction is

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to close in the second calendar quarter of 2024, conditional upon regulatory approvals, shareholder approvals and satisfaction of other closing conditions. We expect that the ListCo shares will be (i) registered under the Securities Exchange Act of 1934, as amended, and listed on the NYSE and (ii) listed on the FCA and admitted to trading on the main market for listed securities of LSE. Shares of our Common Stock will be delisted from the NYSE and deregistered under the Exchange Act.

The Transaction is subject to certain conditions set forth in the Transaction Agreement, including, but not limited to: certain regulatory clearances, approval by the shareholders and stockholders of both companies (75% or more for Smurfit Kappa shareholders and a majority for our stockholders), the registration statement for the offer of ListCo Shares being declared effective by the SEC and the approval of the ListCo Shares for listing on the NYSE.

The Transaction Agreement contains certain termination rights for both parties. Upon termination of the Transaction Agreement under specified circumstances, including if our board changes or withdraws its recommendation to our stockholders or willfully breaches its non-solicitation covenant, we will be required to make a payment to Smurfit Kappa equal to $147 million in cash. If the Transaction Agreement is terminated in connection with the failure to obtain our stockholders’ approval, we will be required to make a payment to Smurfit Kappa equal to $57 million in cash. Smurfit Kappa will be required to make payments to us in connection with the termination of the Transaction Agreement under specified circumstances.

The foregoing summary of the Transaction Agreement does not purport to be complete and is subject to and qualified in its entirety by the full text of the Transaction Agreement.

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

Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for as equity method investments. Investments without a readily determinable value in which we are not able to exercise significant influence over the investee are accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes). Our investments accounted for under the equity method or the measurement alternative method are not material either individually or in the aggregate. We have eliminated all significant intercompany accounts and transactions. See “Note 8. Segment Information” for additional information on our equity method investments.

Reclassifications and Adjustments

Certain amounts in prior periods have been reclassified to conform with the current year presentation.

Immaterial Presentation Correction

In the third quarter of fiscal 2023, we evaluated our financing facilities, determined that the borrowings and repayments for certain facilities should be presented gross instead of net within financing cash flow activities on our consolidated statements of cash flows, and corrected the presentation of relevant prior period amounts. The correction increased both Additions to debt and Repayments of debt by $385.0 million and increased both Additions to revolving credit facilities and Repayments of revolving credit facilities by $5.0 million in fiscal 2022, resulting in Additions to debt of $888.2 million, Repayments of debt of $1,376.5 million, Additions to revolving credit facilities of $382.4 million and Repayments of revolving credit facilities of $378.3 million, with no change to Net cash used for financing activities. The correction has no effect on the previously reported net cash flows from operating or investing activities. Additionally, the correction did not impact cash flows reported for fiscal 2021. Management does not believe the correction to be material to our current or previously filed financial statements.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We estimated the pre-tax income impact of the lost sales and operational disruption of this incident on our operations in the second quarter of fiscal 2021 was approximately $50 million, as well as approximately $20 million of ransomware recovery costs, primarily professional fees. In addition, we incurred approximately $9 million of ransomware recovery costs in the third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we recorded a $15 million credit for preliminary recoveries – approximately $10 million as a reduction of SG&A expense excluding intangible amortization and approximately $5 million as a reduction of Cost of goods sold. In fiscal 2022, we recorded a $57.2 million credit for ransomware insurance recoveries, recording $50.6 million of business interruption recoveries as a reduction of Cost of goods sold and $6.6 million of direct cost recoveries as a reduction of SG&A expense excluding intangible amortization. In fiscal 2023, we recorded a $10.0 million credit for ransomware insurance recoveries as a reduction of Cost of goods sold. We present ransomware recoveries received as Net cash provided by operating activities in our consolidated statements of cash flows. Our recoveries related to the ransomware incident are now complete.

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

We base our estimates on the current information available, our experiences and various other assumptions believed to be reasonable under the circumstances. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, pricing

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cycles relating to industry capacity, product mix, and in some cases, actuarial techniques. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Our revenues are primarily derived from fixed consideration. However, we net provisions for discounts, returns, allowances, customer rebates and other adjustments against our gross sales. Such adjustments are based on historical experience which is consistent with the most likely method as provided in ASC 606 “Revenue from Contracts with Customers” (“ASC 606”).

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

Cash Equivalents

We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts of our cash and cash equivalents approximate fair market values. We place our cash and cash equivalents primarily with large credit-worthy banks, which limits the amount of our credit exposure.

Accounts Receivable and Allowances

We derive our accounts receivable from revenue earned from customers located primarily in North America, South America, Europe, Asia and Australia. Given our diverse customer base, we have limited exposure to credit loss from any particular customer or industry segment, and hence we generally do not require collateral. We perform an evaluation of lifetime expected credit losses inherent in our accounts receivable at each balance sheet date. Such an evaluation includes consideration of historical loss experience, trends in customer payment frequency, present economic conditions, and judgment about the future financial health of our customers and industry sector. The average of our receivables collection is within 30 to 60 days. We are a party to accounts receivable monetization agreements to sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 13. Fair Value — Accounts Receivable Monetization Agreements” for additional information.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated credit impairment losses, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We charge off receivables when they are determined to be no longer collectible. We recorded credit impairment losses of $5.9 million and $4.6 million in fiscal 2023 and 2022, respectively, and income of $9.4 million in fiscal 2021.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the changes in the reserve for allowance for estimated credit impairment losses, returns and allowances, and cash discounts for fiscal 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Balance at beginning of fiscal year	$66.3	$68.1	$66.3
Reduction in sales and charges to costs and expenses	252.0	261.9	236.5
Deductions	(258.1)	(263.7)	(234.7)
Balance at end of fiscal year	$60.2	$66.3	$68.1

Inventories

We value our U.S. inventories at the lower of cost or market, with cost for the majority of our U.S. inventories determined on the last-in first-out (“LIFO”) basis. We value all other inventories at the lower of cost and net realizable value, with cost determined using methods that approximate cost computed on a first-in first-out inventory valuation method (“FIFO”) basis. These other inventories are primarily foreign inventories, distribution business inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 43% and 35% of FIFO cost of all inventory at September 30, 2023 and 2022, respectively. The increase in fiscal 2023 is primarily due to the Mexico Acquisition. See “Note 10. Inventories” for additional information.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include standard costs, or average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items that are considered to be current period charges include, but are not limited to, production levels, freight, handling costs, and wasted materials (spoilage) that are determined to be abnormal. Costs include raw materials and supplies, direct labor, indirect labor related to the manufacturing process, and depreciation and other factory overheads. Our inventoried spare parts are measured at average cost.

Leased Assets

When adopting the provisions of ASC 842, “Leases” we elected the package of three practical expedients permitted within the standard pursuant to which we did not reassess initial direct costs, lease classification or whether our contracts contain or are leases. We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. We record our operating lease right-of-use (“ROU”) assets and liabilities at the commencement date of the lease based on the present value of lease payments over the lease term.

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

Goodwill

In accordance with ASC 350, we review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed from a market participant perspective. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We determine the fair value of each reporting unit using the present value of expected cash flows (“Income Approach”) or, as appropriate, a combination of the Income Approach and the guideline public company method (“Market Approach”).

ASC 350 allows an optional qualitative assessment, prior to a quantitative assessment test, to determine whether it is “more likely than not” that the fair value of a reporting unit exceeds its carrying amount. We generally do not attempt a qualitative assessment and move directly to the quantitative test. As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, EBITDA margins, capital expenditures and discount rates. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, which we believe would be generally consistent with that of a market participant. Under the guideline public company method, we estimate the fair value of the reporting unit based on published EBITDA multiples of comparable public companies with similar operations and economic characteristics. The fair values determined by the discounted cash flow and guideline public company methods are weighted to arrive at the concluded fair value of the reporting unit. However, in instances where comparisons to our peers is less meaningful, no weight is placed on the guideline public company method to arrive at the concluded fair value of the reporting unit. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of a reporting

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unit’s carrying amount over its fair value, but not in excess of the total amount of goodwill allocated to the respective reporting unit, as required under ASU 2017-04 “Simplifying the Test for Goodwill Impairment”.

In the second quarter of fiscal 2023, due to the sustained decrease in our market capitalization and the further deterioration of macroeconomic conditions, including the impact of soft demand, pricing pressure and elevated inflation, which negatively affected our long-term forecasts in certain segments, we concluded that impairment indicators existed. As a result, we completed an interim quantitative goodwill impairment test in conjunction with our normal quarterly reporting process. Consistent with past practice, the estimated fair value of our reporting units was determined using a combination of Income Approach and the Market Approach. These fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors.

In fiscal 2023, we recorded a pre-tax, non-cash impairment charge of $1,893.0 million ($1,821.8 million after-tax) associated with our interim goodwill impairment analysis completed in the second quarter. See “Note 8. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

During the fourth quarter of fiscal 2023, we completed our annual goodwill impairment testing. We considered factors such as, but not limited to, our expectations for macroeconomic conditions, industry and market considerations, and financial performance, including planned revenue, earnings and capital investments of each reporting unit. The discount rate used for each reporting unit ranged from 9.5% to 14.5%. We used perpetual growth rates ranging from 0.0% to 1.0%. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values. The fair value of our Consumer Packaging reporting unit exceeded its carrying value by 30%. However, our Corrugated Packaging and Distribution reporting units had fair values that exceeded their respective carrying values by less than 10%. Our Corrugated Packaging reporting unit had a narrow fair value cushion due to the goodwill impairment charge recorded for the reporting unit in the second quarter of fiscal 2023 and the fair value accounting related to the Mexico Acquisition.

If we had concluded that it was appropriate to increase the discount rate we used by 100 basis points, the fair value of only our Consumer Packaging reporting unit would have continued to exceed its carrying value. In our fiscal 2023 annual goodwill impairment analysis, projected future cash flows for the Corrugated Packaging and Distribution reporting units were discounted at 9.5% and 14.5%, respectively. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rates for Corrugated Packaging and Distribution reporting units would have to be increased to 9.9% and 15.4%, respectively, in order for the estimated fair value of the reporting units to fall below their carrying values.

At September 30, 2023, the Corrugated Packaging, Consumer Packaging and Distribution reporting units had $2,603.7 million, $1,506.6 million and $138.4 million of goodwill, respectively. Our Global Paper reporting unit had no goodwill. Because the fair values of the Corrugated Packaging and Distribution reporting units are not substantially more than their carrying values, these reporting units have greater risk of future impairments should we experience adverse changes in our assumptions, estimates, or market factors. If the assumptions, estimates, and market factors underlying our fair value determinations change adversely, we may be exposed to additional impairment charges, which could be material. Additionally, there are certain risks inherent to our operations as described in Item 1A. “Risk Factors”.

Subsequent to our annual test, we monitored industry economic trends through the end of fiscal 2023 and determined no additional testing for goodwill impairment was warranted. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years.

Long-Lived Assets

We follow the provisions included in ASC 360, “Property, Plant, and Equipment” in determining whether the carrying value of any of our long-lived assets, including amortizable intangibles other than goodwill, is impaired. The ASC 360 test is a three-step test for assets that are “held and used” as that term is defined by ASC 360. We determine whether indicators of impairment are present. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated costs to sell. See “Note 5. Restructuring and Other Costs, Net” for additional information on long-lived asset write-offs included in restructuring charges recorded in conjunction with our decision to permanently cease operations at our Tacoma, WA and North Charleston, SC containerboard mills. Our long-lived assets, including intangible assets, remain recoverable.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 2 to 40 years and have a weighted average life of approximately 15.9 years.

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

Cloud Computing Arrangements

We utilize cloud computing arrangements such as hosting arrangements which are service contracts, whereby we gain remote access to use software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in operating expense over the related subscription period. Implementation costs for cloud computing arrangements are capitalized within Other current assets or Other noncurrent assets if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded as operating expense on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which we are reasonably certain to exercise. The unamortized implementation costs related to our cloud computing arrangements were $51.7 million, $4.1 million and $1.1 million at September 30, 2023, 2022 and 2021, respectively. The increase in fiscal 2023 was related to our business systems transformation project.

Restructuring and Other Costs, Net

Our restructuring and other costs, net include primarily items such as restructuring portions of our operations, acquisition costs, integration costs and divestiture costs. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is likely that we will engage in future restructuring activities.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment. Therefore, we generally transfer a substantial portion of each closed facility's production to our other facilities. We believe these actions have allowed us to more effectively manage our business.

Identifying and calculating the cost to exit operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including severance costs, contractual obligations, and the adjustments of property, plant and equipment and lease ROU assets to their fair value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change. See “Note 5. Restructuring and Other Costs, Net” for additional information, including a description of the type of costs incurred.

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

Fair Value Measurements

We estimate fair values in accordance with ASC 820 “Fair Value Measurement”. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

•
Level 1 – Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to level 1 inputs.
•
Level 2 – Observable inputs other than quoted prices in active markets.
•
Level 3 – Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to level 3 inputs.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. We disclose the fair value of long-term debt in “Note 14. Debt” and our pension and postretirement assets and liabilities in “Note 6. Retirement Plans”. We have, or from time to time may have, financial instruments recognized at fair value including supplemental retirement savings plans (“Supplemental Plans”) that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities, the fair value of which are not significant. We measure the fair value of our mutual fund investments based on quoted prices in active markets. Additionally, we measure our derivative contracts, if any, based on observable inputs such as interest rates, yield curves, spot and future commodity prices, and spot and future exchange rates.

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, ROU assets related to operating leases, goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 5. Restructuring and Other Costs, Net” for impairments associated with restructuring activities. Given the nature of such assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 13. Fair Value”.

Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time to time and to varying degrees, we may enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Swaps or forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity financial derivative contracts and physical commodity contracts that are determined to be derivatives may not be designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging” (“ASC815”), or we elect not to treat them as accounting hedges under ASC 815. Generally, we elect the normal purchase, normal sale scope exception for physical commodity contracts that are determined to be derivatives. We may also enter into forward contracts to manage our exposure to fluctuations in foreign currency rates with respect to transactions denominated in foreign currencies. These also can either be designated for accounting purposes as cash flow hedges or not so designated. Derivative financial instruments are not used for trading or other speculative purposes.

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

See “Note 16. Derivatives” for additional information regarding our foreign currency and natural gas commodity derivatives.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. While we are still evaluating the impact that provisions of the Inflation Reduction Act becoming effective in fiscal 2024 will have on our financial results, we do not believe the impact will be material.

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with ASC 715, “Compensation – Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 6. Retirement Plans”, which include, among others, the discount rate, expected long-term rates of return on plan assets and rates of increase in compensation levels. We defer actual results that differ from our assumptions, i.e., actuarial gains and losses, and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated, such as but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions and plan remeasurement.

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

Share-Based Compensation

We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation – Stock Compensation”. Pursuant to our incentive stock plans, we can grant options, restricted stock, restricted stock units and stock appreciation rights (“SAR” or “SARs”) to employees and non-employee directors. The grants generally vest over a period of up to three years depending on the nature of the award, except for non-employee director grants, which typically vest over a period of up to one year. The majority of our awards are restricted stock units granted to employees and generally contain performance

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or market conditions that must be met in conjunction with a service requirement for the shares to vest, others contain only a service requirement. We charge compensation expense under the plan to earnings over each award’s individual vesting period. Forfeitures are estimated based on historical experience. See “Note 22. Share-Based Compensation” for additional information.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. We record our asset retirement obligations in Other current liabilities and Other noncurrent liabilities.

Our asset retirement obligations consist primarily of costs related to the closure of manufacturing facilities, and includes captive, non-hazardous solid waste landfills owned and operated by certain of our paper mills. The following table sets forth changes to the asset retirement obligations (in millions):

	2023	2022
Balance at beginning of fiscal year	$96.0	$73.6
Accretion expense	3.5	2.7
Liabilities incurred	30.7	25.1
Payments	(4.2)	(4.0)
Revisions in estimated cash flows	0.8	(1.4)
Foreign currency rate changes	0.2	—
Balance at end of fiscal year	$127.0	$96.0

Liabilities incurred for our asset retirement obligations in fiscal 2023 and fiscal 2022 were primarily related to certain manufacturing facility closures for items such as oil and process chemical removal that were previously determined to have an indeterminate settlement date and adjustment to anticipated landfill obligations. See “Note 5. Restructuring and Other Costs, Net” for additional information on mill closures.

Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. In the event of future closures, redesigns, or renovations of certain production facilities, it is possible that we may be required to take steps to remove certain materials from these facilities including asbestos and chemicals. Currently, any such obligations have an indeterminate settlement date, and we believe that adequate information does not exist to apply an expected-present-value technique to estimate any such potential obligations. Accordingly, we will recognize a liability for such items in the period in which sufficient information becomes available to reasonably estimate the fair value of these obligations.

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer certain expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. This maintenance is generally performed every 12 to 24 months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period. Planned major maintenance costs deferred at September 30, 2023 and 2022 were $140.9 million and $121.8 million, respectively. The assets are recorded as Other noncurrent assets on the consolidated balance sheets.

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of operations within Other (expense) income, net. We recorded a gain on foreign currency transactions of $10.8 million in fiscal 2023, while we recorded a loss on foreign currency transactions of $5.0 million and $0.7 million in fiscal 2022 and 2021, respectively.

Environmental Remediation Costs

We accrue for losses associated with our environmental remediation obligations when it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated. We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of a remedial feasibility study and clear indication of remedial options. We adjust such accruals as further information develops or circumstances change. We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable. See “Note 19. Commitments and Contingencies — Environmental.”

New Accounting Standards — Adopted in Fiscal 2023

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This ASU provides temporary optional expedients and exceptions for applying GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to clarify certain optional expedients in Topic 848. The ASUs could be adopted after their respective issuance dates through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. See “Note 14. Debt” for information regarding the amendments to our credit facilities. We adopted the provisions of this optional guidance beginning October 1, 2022. The adoption of these ASUs did not have a material impact on our consolidated financial statements.

New Accounting Standards — Pending Adoption in Fiscal 2024

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables summarize our disaggregated revenue by primary geographical markets for fiscal 2023, 2022 and 2021 (in millions):

	Year Ended September 30, 2023
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$7,782.4	$2,843.4	$3,946.0	$1,072.7	$(295.6)	$15,348.9
Canada	554.3	516.1	204.9	11.1	(5.4)	1,281.0
Latin America	1,709.5	80.9	129.8	176.9	(15.3)	2,081.8
EMEA	8.7	1,201.2	47.2	—	(1.0)	1,256.1
Asia Pacific	—	300.2	42.0	—	—	342.2
Total	$10,054.9	$4,941.8	$4,369.9	$1,260.7	$(317.3)	$20,310.0

	Year Ended September 30, 2022
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$8,264.7	$2,870.9	$5,344.8	$1,238.3	$(357.2)	$17,361.5
Canada	578.8	510.0	227.7	16.1	(7.5)	1,325.1
Latin America	456.4	194.4	230.7	164.5	(0.4)	1,045.6
EMEA	7.7	1,079.9	63.2	—	(0.3)	1,150.5
Asia Pacific	—	310.0	63.8	—	—	373.8
Total	$9,307.6	$4,965.2	$5,930.2	$1,418.9	$(365.4)	$21,256.5

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2021
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$7,518.8	$2,463.7	$4,547.7	$1,105.9	$(318.9)	$15,317.2
Canada	519.3	473.0	205.2	19.7	(6.8)	1,210.4
Latin America	357.3	159.1	100.1	129.2	(0.3)	745.4
EMEA	5.1	1,038.2	62.7	—	—	1,106.0
Asia Pacific	—	299.9	67.3	—	(0.1)	367.1
Total	$8,400.5	$4,433.9	$4,983.0	$1,254.8	$(326.1)	$18,746.1

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

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning balance - October 1, 2022	$244.0	$13.9
Decrease	(2.3)	(0.4)
Ending balance - September 30, 2023	$241.7	$13.5

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

Note 3. Acquisitions

When we obtain control of a business by acquiring its assets, or some or all of its equity interest, we account for those acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date.

Mexico Acquisition

On December 1, 2022, we completed the Mexico Acquisition. The acquiree is a leading integrated producer of fiber-based sustainable packaging solutions that operates four paper mills, nine corrugated packaging plants and six high graphic plants throughout Mexico, producing sustainable packaging for a wide range of end markets in the region. This acquisition provides us with further geographic and end market diversification as well as positions us to continue to grow in the attractive Latin American market.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See below for a summary of the purchase consideration transferred as defined under ASC 805 (in millions):

Purchase Consideration
Cash consideration transferred for 67.7% interest	$969.8
Fair value of the previously held interest	403.7
Settlement of preexisting relationships (net receivable from joint venture)	40.2
Purchase consideration transferred	$1,413.7

In connection with the transaction, in the first quarter of fiscal 2023 we recognized a $46.8 million non-cash, pre-tax loss (or $24.6 million after release of a related deferred tax liability) on our original 32.3% investment. The loss is reflected in the Equity in income of unconsolidated entities line item in our consolidated statements of operations and included the write-off of historical foreign currency translation adjustments previously recorded in Accumulated other comprehensive loss in our consolidated balance sheet, as well as the difference between the fair value of the consideration paid and the carrying value of our prior ownership interest. The fair value of our previously held interest in the joint venture was estimated to be $403.7 million at the acquisition date based on the cash consideration exchanged for acquiring the 67.7% equity interest adjusted for the deemed payment of a control premium. This step-acquisition provided us with 100% control and we met the other requirements under ASC 805 for the transaction to be accounted for using the acquisition method of accounting. We have included the financial results of the acquired operations in our Corrugated Packaging segment. Post-acquisition, sales to the operations acquired in the Mexico Acquisition are eliminated from our Global Paper segment results.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Mexico Acquisition by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2023 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1) (2)	Amounts Recognized as of Acquisition Date (as Adjusted)
Cash and cash equivalents	$116.3	$—	$116.3
Current assets, excluding cash and cash equivalents	697.0	(71.2)	625.8
Property, plant and equipment	1,380.3	43.0	1,423.3
Goodwill	231.2	6.2	237.4
Other noncurrent assets	101.4	0.6	102.0
Total assets acquired	2,526.2	(21.4)	2,504.8

Current portion of debt (3)	13.2	—	13.2
Current liabilities, excluding debt	384.8	(50.4)	334.4
Long-term debt due after one year (3)	591.4	36.2	627.6
Pension liabilities, net of current portion	35.2	(3.1)	32.1
Deferred income taxes	69.8	(4.1)	65.7
Other noncurrent liabilities	18.1	—	18.1
Total liabilities assumed	1,112.5	(21.4)	1,091.1
Net assets acquired	$1,413.7	$—	$1,413.7

(1)
The measurement period adjustments recorded in fiscal 2023 did not have a significant impact on our consolidated statements of operations for the year ended September 30, 2023.
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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Transaction costs related to the Mexico Acquisition are expensed as incurred and recorded within Restructuring and other costs, net. See “Note 5. Restructuring and Other Costs, Net” for additional information.

Note 4. Held For Sale

Assets held for sale at September 30, 2023 and September 30, 2022 were $91.5 million and $34.4 million, respectively. Assets held for sale for these periods were primarily related to closed facilities we are in the process of divesting.

Note 5. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net of $859.2 million, $383.0 million and $30.6 million for fiscal 2023, 2022 and 2021, respectively. Of these costs, $604.6 million, $334.1 million and $13.4 million were non-cash for fiscal 2023, 2022 and 2021, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs, net in more detail below.

The following table summarizes our Restructuring and other costs, net for fiscal 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Restructuring	$803.9	$373.5	$27.6
Other	55.3	9.5	3.0
Restructuring and other costs, net	$859.2	$383.0	$30.6

Restructuring

Our restructuring charges are primarily associated with restructuring portions of our operations (i.e., partial or complete facility closures). A partial facility closure may consist of shutting down a machine and/or a workforce reduction. We have previously incurred reduction in workforce actions, facility closure activities, impairment costs and certain lease terminations from time to time.

We are committed to improving our return on invested capital as well as maximizing the performance of our assets. In fiscal 2023, we announced our plan to permanently cease operating our Tacoma, WA and North Charleston, SC containerboard mills. These mills ceased production in September 2023 and June 2023, respectively. The combination of high operating costs and the need for significant capital investment were the determining factors in the decision to cease operations at these mills. The Tacoma and North Charleston mills' annual production capacity was 510,000 tons and 550,000 tons, respectively, of which approximately three-fifths and two-thirds, respectively, was shipped to external customers of the Global Paper segment.

In fiscal 2022, we recorded various impairments and other charges associated with our decision to permanently cease operations at our Panama City, FL mill and to permanently close the corrugated medium manufacturing operations at our St. Paul, MN mill, as reflected in the table below in the Global Paper segment. These operations ceased production in June 2022 and October 2022, respectively. Both operations were expected to require significant capital investment to maintain and improve going forward, and the production of fluff pulp (at Panama City) was not a priority in our strategy to focus on higher value markets. The Panama City, FL mill had produced containerboard, primarily heavyweight kraft and fluff pulp, with a combined annual capacity of 645,000 tons of which

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately two-thirds was shipped to external customers. The corrugated medium manufacturing operations at St. Paul, MN had an annual capacity of 200,000 tons of which approximately two-fifths was shipped to external customers.

By closing these mills and the corrugated medium manufacturing operations at St. Paul, significant capital that would have been required to keep the mills competitive in the future is expected to be deployed to improve key assets. Charges recognized are reflected in the table below in the Global Paper segment. We expect to record future restructuring charges, primarily associated with carrying costs. We expect these costs to be partially offset in a future period by proceeds from the sale of these facilities.

In fiscal 2021, our restructuring charges included an impairment of assets and a gain on lease termination associated with our Richmond, VA regional office (in Corporate). Due to market factors in fiscal 2021, we decided to delay the previously announced shutdown of a bleached paperboard machine at our Evadale, TX mill, and in fiscal 2022, we decided to cancel our plans to shut down the machine and reversed certain employee and other accrued restructuring charges. The machine is capable of swinging between selected grades (e.g., linerboard, bleached paperboard and pulp), and we intend to utilize the machine to produce selected grades based on demand.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the last three fiscal years, the cumulative recorded amount since we started the initiatives and our estimates of the total charges we expect to incur (in millions). These estimates are subject to a number of assumptions, and actual results may differ.

	2023	2022	2021	Cumulative	Total Expected
Corrugated Packaging
PP&E and related costs	$9.4	$(17.8)	$1.7	$13.1	$13.1
Severance and other employee costs	10.5	0.5	4.7	20.2	20.4
Other restructuring costs	4.0	2.6	2.9	10.1	27.3
Restructuring total	$23.9	$(14.7)	$9.3	$43.4	$60.8

Consumer Packaging
PP&E and related costs	$4.3	$—	$0.5	$6.5	$6.5
Severance and other employee costs	20.5	6.2	9.7	45.4	46.7
Other restructuring costs	4.1	2.7	3.1	14.3	20.1
Restructuring total	$28.9	$8.9	$13.3	$66.2	$73.3

Global Paper
PP&E and related costs	$583.9	$348.8	$0.2	$956.3	$956.3
Severance and other employee costs	30.5	11.2	—	42.1	43.8
Other restructuring costs	109.0	8.0	0.1	125.2	259.9
Restructuring total	$723.4	$368.0	$0.3	$1,123.6	$1,260.0

Distribution
Severance and other employee costs	$1.6	$—	$—	$1.8	$1.8
Other restructuring costs	10.0	1.0	—	11.0	13.3
Restructuring total	$11.6	$1.0	$—	$12.8	$15.1

Corporate
PP&E and related costs	$0.6	$2.0	$8.8	$11.4	$11.4
Severance and other employee costs	3.2	3.0	0.9	7.2	7.2
Other restructuring costs	12.3	5.3	(5.0)	16.8	22.4
Restructuring total	$16.1	$10.3	$4.7	$35.4	$41.0

Total
PP&E and related costs	$598.2	$333.0	$11.2	$987.3	$987.3
Severance and other employee costs	66.3	20.9	15.3	116.7	119.9
Other restructuring costs	139.4	19.6	1.1	177.4	343.0
Restructuring total	$803.9	$373.5	$27.6	$1,281.4	$1,450.2

We have defined “PP&E and related costs” as used in this Note 5 primarily as property, plant and equipment write-downs, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment, related parts and supplies on such assets, and deferred major maintenance costs, if any. We define "Other restructuring costs" as lease or other contract termination costs, facility carrying costs, equipment and inventory relocation costs, and other items, including impaired intangibles attributable to our restructuring actions.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other projects including spending to support future acquisitions, and primarily consist of professional services and labor. Divestiture costs consist primarily of similar professional fees. We consider acquisition, integration and divestiture costs to be corporate costs regardless of the segment or segments involved in the transaction.

The following table presents acquisition, integration and divestiture costs that we incurred during the last three fiscal years (in millions):

	2023	2022	2021
Acquisition costs	$26.1	$4.4	$0.5
Integration costs	9.1	0.7	1.7
Divestiture costs	20.1	4.4	0.8
Other total	$55.3	$9.5	$3.0

Acquisition costs for fiscal 2023 in the table above primarily include transaction costs related to the Mexico Acquisition and the Transaction.

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our consolidated statements of operations for the last three fiscal years (in millions):

	2023	2022	2021
Accrual at beginning of fiscal year	$25.2	$13.4	$17.2
Additional accruals	70.5	33.4	17.4
Payments	(35.6)	(15.9)	(17.2)
Adjustment to accruals	(4.6)	(5.6)	(2.1)
Foreign currency rate changes and other	—	(0.1)	(1.9)
Accrual at end of fiscal year	$55.5	$25.2	$13.4

Reconciliation of accruals and charges to restructuring and other costs, net (in millions):

	2023	2022	2021
Additional accruals and adjustments to accruals (see table above)	$65.9	$27.8	$15.3
PP&E and related costs	598.2	333.0	11.2
Severance and other employee costs	0.4	0.5	0.3
Acquisition costs	26.1	4.4	0.5
Integration costs	9.1	0.7	1.7
Divestiture costs	20.1	4.4	0.8
Other restructuring costs	139.4	12.2	0.8
Total restructuring and other costs, net	$859.2	$383.0	$30.6

Other restructuring costs for fiscal 2023 in the previous table primarily include $70.3 million of lease or other contract termination costs, $33.3 million of facility carrying costs and $22.5 million of impaired intangibles attributable to our restructuring actions.

Note 6. Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. We use a September 30 measurement date for our plans. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, and nearly all of our remaining U.S. salaried and U.S. non-union hourly employees accruing benefits ceased accruing benefits as of December 31, 2020. In addition, we participate in several MEPPs that provide retirement benefits to certain union employees in accordance with various CBAs and have participated in other MEPPs in the past. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of our current and former executives. The supplemental executive retirement plans provide for incremental pension benefits in excess of those offered in the plan. The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

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

Our target asset allocations by asset category at September 30 were as follows:

	Pension Plans
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity investments	18%	22%	18%	23%
Fixed income investments	75%	74%	73%	73%
Short-term investments	1%	1%	1%	1%
Other investments	6%	3%	8%	3%
Total	100%	100%	100%	100%

Our asset allocations by asset category at September 30 were as follows:

	Pension Plans
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity investments	15%	22%	18%	21%
Fixed income investments	73%	70%	70%	73%
Short-term investments	3%	3%	4%	2%
Other investments	9%	5%	8%	4%
Total	100%	100%	100%	100%

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

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisors and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We expect to contribute approximately $25 million to our U.S. and non-U.S. pension plans in fiscal

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for MEPPs for collective bargaining employees generally equals the contributions for these plans, excluding estimated accruals for withdrawal liabilities or adjustments to those accruals.

The weighted average assumptions used to measure the benefit plan obligations at September 30 were:

	Pension Plans
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	6.24%	5.85%	5.63%	5.12%
Interest crediting rate	4.01%	N/A	3.08%	N/A
Rate of compensation increase	2.50%	2.87%	2.50%	2.97%

At September 30, 2023, the discount rate for the U.S. pension plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the non-U.S. plans was determined based on a yield curve developed by our actuary. The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2023 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the future rate of compensation increases is reviewed periodically and is based on both our internal planning projections and recent history of actual compensation increases.

We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2024, our expected rate of return used to determine net periodic benefit cost is 6.75% for our U.S. plans and 5.33% for our non-U.S. plans. Our expected rates of return in fiscal 2024 are based on an analysis of our long-term expected rate of return and our current asset allocation.

In December 2019, the USW ratified a new master agreement that applies to substantially all of our U.S. facilities represented by the USW. The agreement has a four-year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing, and safety. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. The master agreement permits us to apply its terms to USW employees who work at facilities we acquire during the term of the agreement. Negotiations towards a new master agreement commenced in November 2023, and a tentative agreement has been reached. It remains subject to approval of the requisite union membership.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation, plan assets and funded status for the years ended September 30 (in millions):

	Pension Plans
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation:
Benefit obligation at beginning of fiscal year	$3,866.5	$935.3	$5,239.1	$1,438.5
Service cost	22.6	6.6	40.8	7.0
Interest cost	208.7	50.3	152.1	36.1
Amendments	2.0	—	0.3	—
Actuarial gain	(240.8)	(59.8)	(1,317.1)	(340.1)
Plan participant contributions	—	1.4	—	1.7
Benefits paid	(270.3)	(73.6)	(246.9)	(77.6)
Curtailments	—	—	—	0.2
Settlements	(0.7)	(0.5)	(1.8)	(2.4)
Business (divestitures) and acquisitions	(40.9)	34.9	—	—
Foreign currency rate changes	—	43.1	—	(128.1)
Benefit obligation at end of fiscal year	$3,547.1	$937.7	$3,866.5	$935.3

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$4,109.9	$929.7	$5,627.0	$1,455.7
Actual gain (loss) on plan assets	173.3	(15.5)	(1,281.4)	(322.1)
Employer contributions	17.2	11.0	13.0	8.2
Plan participant contributions	—	1.4	—	1.7
Benefits paid	(270.3)	(73.6)	(246.9)	(77.6)
Settlements	(0.7)	(0.5)	(1.8)	(2.5)
Business divestitures	(32.3)	—	—	—
Foreign currency rate changes	—	43.5	—	(133.7)
Fair value of plan assets at end of fiscal year	$3,997.1	$896.0	$4,109.9	$929.7
Funded (unfunded) status	$450.0	$(41.7)	$243.4	$(5.6)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid pension asset	$560.9	$57.4	$379.1	$61.2
Other current liabilities	(11.1)	(7.7)	(11.7)	(1.4)
Pension liabilities, net of current portion	(99.8)	(91.4)	(124.0)	(65.4)
Over (under) funded status at end of fiscal year	$450.0	$(41.7)	$243.4	$(5.6)

The actuarial (gain) loss in benefit obligation for the U.S. Plans and Non-U.S. Plans is generally driven by a change in discount rates and to a lesser degree the rate of compensation change in the Non-U.S. Plans.

Certain U.S. plans have benefit obligations in excess of plan assets. These plans, which consist of non-qualified plans, had aggregate projected benefit obligations of $110.8 million, aggregate accumulated benefit obligations of $110.8 million, and no plan assets at September 30, 2023. Our qualified U.S. plan was in a net overfunded position at September 30, 2023. We also have certain non-U.S. plans that have benefit obligations in excess of plan assets. These plans, which consist of non-qualified plans, had aggregate projected benefit obligations of $252.3 million, aggregate accumulated benefit obligations of $236.1 million, and $153.2 million of plan assets at September 30, 2023.

The accumulated benefit obligation of U.S. and non-U.S. pension plans was $4,459.4 million and $4,779.1 million at September 30, 2023 and 2022, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost, including noncontrolling interest, consist of (in millions):

	Pension Plans
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$632.2	$149.7	$849.8	$155.6
Prior service cost	27.9	1.6	34.6	1.8
Total accumulated other comprehensive loss	$660.1	$151.3	$884.4	$157.4

The pre-tax amounts recognized in other comprehensive (income) loss, including noncontrolling interest, are as follows at September 30 (in millions):

	Pension Plans
	2023	2022	2021
Net actuarial (gain) loss arising during period	$(153.3)	$315.3	$(208.0)
Amortization and settlement recognition of net actuarial loss	(58.1)	(8.9)	(34.5)
Prior service cost arising during period	2.0	0.2	5.6
Amortization of prior service cost	(8.2)	(8.9)	(8.4)
Net other comprehensive (income) loss recognized	$(217.6)	$297.7	$(245.3)

The net periodic pension cost (income) recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Pension Plans
	2023	2022	2021
Service cost	$29.2	$47.8	$51.1
Interest cost	259.0	188.2	187.3
Expected return on plan assets	(305.2)	(368.6)	(368.1)
Amortization of net actuarial loss	57.9	8.8	34.2
Amortization of prior service cost	8.2	8.4	8.4
Curtailment loss	—	0.5	—
Settlement loss	—	0.1	0.4
Company defined benefit plan cost (income)	49.1	(114.8)	(86.7)
Multiemployer and other plans	1.5	1.5	1.6
Net pension cost (income)	$50.6	$(113.3)	$(85.1)

The Multiemployer and other plans line in the table above excludes the estimated withdrawal liabilities recorded. See “Note 6. Retirement Plans — Multiemployer Plans” for additional information.

The consolidated statements of operations line item “Pension and other postretirement non-service (cost) income” is equal to the non-service elements of our “Company defined benefit plan cost (income)” and our “Net postretirement cost” outlined in this note.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans
	2023		2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.62%	5.12%	2.99%	2.63%	3.01%	2.16%
Interest crediting rate	3.08%	N/A	3.48%	N/A	3.47%	N/A
Rate of compensation increase	2.50%	2.97%	2.50%	2.65%	2.50%	2.68%
Expected long-term rate of return on plan assets	6.50%	5.08%	5.75%	3.81%	6.00%	3.73%

For our U.S. pension and postretirement plans, we considered the mortality tables and improvement scales published by the Society of Actuaries and evaluated our specific mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, for fiscal 2023, 2022 and 2021 we utilized the base Pri-2012 mortality tables with specific gender and job classification increases applied for fiscal 2023 ranging from 6% to 16%, fiscal 2022 ranging from 7% to 14% and for fiscal 2021 ranging from 6% to 13%.

For our Canadian pension and postretirement plans, we utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience for fiscal 2023, 2022 and 2021. As of September 30, 2023, these adjustment factors were updated to reflect the most recent mortality experience.

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2024	$273.0	$93.2
Fiscal 2025	$277.2	$72.5
Fiscal 2026	$283.1	$72.4
Fiscal 2027	$286.4	$72.6
Fiscal 2028	$280.3	$72.5
Fiscal Years 2029 – 2033	$1,415.0	$366.8

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2023 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. equities (1)	$466.1	$466.1	$—
Non-U.S. equities (1)	235.4	235.4	—
Fixed income securities:
U.S. government securities (2)	170.6	—	170.6
Non-U.S. government securities (3)	48.1	—	48.1
U.S. corporate bonds (3)	2,301.0	194.9	2,106.1
Non-U.S. corporate bonds (3)	503.4	—	503.4
Other fixed income (4)	208.2	—	208.2
Short-term investments (5)	166.8	166.8	—
Benefit plan assets measured in the fair value hierarchy	$4,099.6	$1,063.2	$3,036.4
Assets measured at NAV (6)	793.5
Total benefit plan assets	$4,893.1

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes assets measured at fair value based on NAV per share as a practical expedient as of September 30, 2023 and 2022 (in millions):

	Fair value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
September 30, 2023
Hedge funds (1)	$42.7	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	385.5	Various	N/A	206.3
Fixed income and fixed income related instruments (3)	365.3	Monthly	Up to 10 days	—
	$793.5			$206.3
September 30, 2022
Hedge funds (1)	$26.4	Monthly	Up to 30 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	1,031.9	Various	Up to 60 days	199.7
Fixed income and fixed income related instruments (3)	382.2	Monthly	Up to 10 days	—
	$1,440.5			$199.7

(1)
Hedge fund investments are primarily made through shares of limited partnerships or similar structures. Hedge funds are typically valued monthly by third-party administrators that have been appointed by the funds’ general partners.

(2)
Commingled fund investments are valued at the NAV per share multiplied by the number of shares held. The determination of NAV for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. The redemption frequency is reflected as various and the redemption notice period at September 30, 2023 is not applicable because certain investments do not allow redemptions until the investments are terminated or closed.

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

The weighted average assumptions used to measure the benefit plan obligations at September 30 were:

	Postretirement plans
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	6.21%	8.14%	5.57%	7.56%

The following table shows the changes in benefit obligation, plan assets and funded status for the fiscal years ended September 30 (in millions):

	Postretirement Plans
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation:
Benefit obligation at beginning of fiscal year	$68.5	$48.3	$86.4	$58.3
Service cost	0.5	0.3	0.6	0.4
Interest cost	3.5	3.7	2.6	3.8
Actuarial gain	(7.2)	(1.0)	(16.3)	(9.8)
Benefits paid	(5.9)	(2.8)	(4.8)	(2.8)
Curtailments	(0.1)	—	—	—
Foreign currency rate changes	—	2.1	—	(1.6)
Benefit obligation at end of fiscal year	$59.3	$50.6	$68.5	$48.3

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$—	$—	$—	$—
Employer contributions	5.9	2.8	4.8	2.8
Benefits paid	(5.9)	(2.8)	(4.8)	(2.8)
Fair value of plan assets at end of fiscal year	$—	$—	$—	$—
Underfunded Status	$(59.3)	$(50.6)	$(68.5)	$(48.3)

Amounts recognized in the Consolidated Balance Sheets:
Other current liabilities	$(7.9)	$(2.9)	$(8.7)	$(2.7)
Postretirement benefit liabilities, net of current portion	(51.4)	(47.7)	(59.8)	(45.6)
Underfunded status at end of fiscal year	$(59.3)	$(50.6)	$(68.5)	$(48.3)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic postretirement cost, including noncontrolling interest, consist of (in millions):

	Postretirement Plans
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial gain	$(35.7)	$(5.0)	$(32.2)	$(4.8)
Prior service (credit) cost	(1.4)	0.8	(2.3)	1.0
Total accumulated other comprehensive income	$(37.1)	$(4.2)	$(34.5)	$(3.8)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts recognized in other comprehensive (income) loss, including noncontrolling interest, are as follows at September 30 (in millions):

	Postretirement Plans
	2023	2022	2021
Net actuarial gain arising during period	$(8.3)	$(26.2)	$(14.2)
Amortization and settlement recognition of net actuarial gain	4.6	0.5	0.6
Amortization or curtailment recognition of prior service credit	0.6	0.7	2.4
Net other comprehensive income recognized	$(3.1)	$(25.0)	$(11.2)

The net periodic postretirement cost recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Postretirement Plans
	2023	2022	2021
Service cost	$0.8	$1.0	$1.2
Interest cost	7.2	6.4	5.9
Amortization of net actuarial gain	(4.6)	(0.5)	(0.6)
Amortization of prior service credit	(0.6)	(0.7)	(2.4)
Curtailment gain	(0.1)	—	—
Net postretirement cost	$2.7	$6.2	$4.1

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation are as follows at September 30, 2023:

U.S. Plans
Health care cost trend rate assumed for next year	4.97%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%
Year the rate reaches the ultimate trend rate	2047

Non-U.S. Plans
Health care cost trend rate assumed for next year	5.88%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.88%
Year the rate reaches the ultimate trend rate	2023

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Postretirement Plans
	2023		2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.57%	7.56%	2.98%	6.45%	3.00%	4.84%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2024	$7.9	$2.9
Fiscal 2025	$6.9	$3.1
Fiscal 2026	$6.4	$3.2
Fiscal 2027	$5.9	$3.2
Fiscal 2028	$5.6	$3.3
Fiscal Years 2029 – 2033	$24.2	$18.2

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

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from certain MEPPs, including PIUMPF, and recorded estimated withdrawal liabilities for each. The PIUMPF estimated withdrawal liability assumed both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. The estimated withdrawal liability excludes the potential impact of a future mass withdrawal of other employers from PIUMPF, which was not considered probable or reasonably estimable and was discounted at a credit adjusted risk-free rate.

In September 2019, we received a demand from PIUMPF asserting that we owe $170.3 million on an undiscounted basis (approximately $0.7 million per month for the next 20 years) with respect to our withdrawal liability. The initial demand did not address any assertion of liability for PIUMPF’s accumulated funding deficiency. We began making monthly payments for the withdrawal liability in fiscal 2020. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. We dispute the PIUMPF accumulated funding deficiency demands. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency, including interest. We assessed our liability following receipt of the demand letters, the impact of which was not significant. The subsidiary for which we received the updated demand letter was sold in September 2023. We also have liabilities associated with other MEPPs from which we, or legacy companies, have withdrawn in the past.

In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney’s fees. We believe we are adequately reserved for this matter.

At September 30, 2023 and September 30, 2022, we had recorded withdrawal liabilities of $203.2 million and $214.7 million, respectively including liabilities associated with PIUMPF’s accumulated funding deficiency demands.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The liability reduction in fiscal 2023 was primarily the result of non-PIUMPF arbitrations, the impact of which is reflected in Multiemployer pension withdrawal (income) expense on our consolidated statements of operations.

With respect to certain other MEPPs, in the event we withdraw from one or more of the MEPPs in the future, it is reasonably possible that we may incur withdrawal liabilities in connection with such withdrawals. Our estimate of any such withdrawal liabilities, both individually and in the aggregate, are not material for the remaining plans in which we participate.

Approximately 54% of our hourly employees in the U.S. and Canada are covered by CBAs, of which approximately 25% of those employees covered under CBAs are operating under local agreements that expire within one year and approximately 11% of those employees are governed under expired local contracts.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover certain of our U.S., Canadian and other non-U.S. salaried union and nonunion hourly employees, generally subject to an initial waiting period. The 401(k) and other defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, or the taxing authority in the jurisdiction in which they operate. Due primarily to acquisitions, CBAs, and other non-U.S. defined contribution programs, we have plans with varied terms. At September 30, 2023, our contributions may be up to 7.5% for U.S. salaried and non-union hourly employees, consisting of a match of up to 5% and an automatic employer contribution of 2.5%. Certain other employees who receive accruals under a defined benefit pension plan, as well as certain employees covered by CBAs and non-U.S. defined contribution programs generally receive up to a 3.0% to 4.0% contribution to their 401(k) plan or defined contribution plan. During fiscal 2023, 2022 and 2021, we recorded expense of $163.7 million, $169.5 million and $164.7 million, respectively, related to employer contributions to the 401(k) plans and other defined contribution plans, including the automatic employer contribution. We funded our matching contributions to the WestRock Company 401(k) Retirement Savings Plan in Common Stock effective July 1, 2020 and ending September 30, 2021 (final period funded in October 2021).

Supplemental Retirement Plans

We have Supplemental Plans that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Participants’ accounts are credited with investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. At September 30, 2023, the Supplemental Plans had assets totaling $152.4 million that are recorded at market value, and liabilities of $146.4 million. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. The amount of expense we recorded for the current fiscal year and the preceding two fiscal years was not significant.
Note 7. Income Taxes

The components of (loss) income before income taxes are as follows (in millions):

	Year Ended September 30,
	2023	2022	2021
United States	$(1,586.3)	$860.4	$822.4
Foreign	(118.3)	358.4	263.5
(Loss) income before income taxes	$(1,704.6)	$1,218.8	$1,085.9

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax (benefit) expense consists of the following components (in millions):

	Year Ended September 30,
	2023	2022	2021
Current income taxes:
Federal	$250.6	$205.2	$171.2
State	49.1	44.9	27.2
Foreign	115.1	116.1	78.4
Total current expense	414.8	366.2	276.8
Deferred income taxes:
Federal	(364.8)	(67.3)	(39.0)
State	(57.5)	(16.2)	(10.2)
Foreign	(52.9)	(13.1)	15.8
Total deferred benefit	(475.2)	(96.6)	(33.4)
Total income tax (benefit) expense	$(60.4)	$269.6	$243.4

During fiscal 2023, 2022 and 2021, cash paid for income taxes, net of refunds, was $321.6 million, $335.2 million and $271.9 million, respectively.

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2023 (1)	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign rate differential	1.0	2.1	0.9
Adjustment and resolution of federal, state and foreign tax uncertainties	0.2	(0.4)	0.1
State taxes, net of federal benefit	0.9	1.6	2.0
Excess tax benefit related to stock compensation	(0.2)	0.1	0.2
Research and development and other tax credits, net of reserves	0.5	(1.2)	(0.5)
Income (loss) attributable to noncontrolling interest	0.1	(0.1)	0.1
Change in valuation allowance	(0.9)	0.7	2.8
Goodwill impairment	(20.2)	—	—
Nontaxable increased cash surrender value	0.5	—	(1.1)
Withholding taxes	(0.1)	0.5	0.2
Foreign derived intangible income	0.7	(1.0)	(1.2)
Deferred rate change	0.2	(0.6)	(1.0)
Brazilian net worth deduction	—	(1.1)	(0.7)
Other, net	(0.2)	0.5	(0.4)
Effective tax rate	3.5%	22.1%	22.4%

(1)
Certain signs within the table in fiscal 2023 are the opposite compared to fiscal 2022 and 2021 as a result of applying each line’s total income tax benefit or expense to the loss before income taxes.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2023	2022
Deferred income tax assets:
Accruals and allowances	$14.9	$—
Employee related accruals and allowances	109.2	107.6
State net operating loss carryforwards, net of federal benefit	36.6	43.6
State credit carryforwards, net of federal benefit	89.3	89.7
Federal and foreign net operating loss carryforwards	186.5	165.8
Restricted stock and options	23.4	26.7
Lease liabilities	177.3	177.4
Capitalized research and experimental costs	79.8	—
Other	69.6	44.6
Total	786.6	655.4
Deferred income tax liabilities:
Accruals and allowances	—	9.0
Property, plant and equipment	1,532.4	1,669.5
Deductible intangibles and goodwill	596.5	724.1
Inventory reserves	231.9	261.4
Deferred gain	272.5	272.8
Basis difference in joint ventures	4.5	35.9
Pension	48.8	2.7
Right-of-use assets	161.0	166.1
Total	2,847.6	3,141.5
Valuation allowances	271.9	248.8
Net deferred income tax liability	$2,332.9	$2,734.9

Deferred taxes are recorded as follows in the consolidated balance sheets (in millions):

	September 30,
	2023	2022
Long-term deferred tax asset (1)	$100.3	$27.0
Long-term deferred tax liability	2,433.2	2,761.9
Net deferred income tax liability	$2,332.9	$2,734.9

(1)
The long-term deferred tax asset is presented in Other noncurrent assets on the consolidated balance sheets.

At September 30, 2023 and 2022, we had gross U.S. federal net operating losses of approximately $1.8 million and $1.2 million, respectively. These loss carryforwards expire in fiscal 2031.

At September 30, 2023 and 2022, we had gross state and local net operating losses, of approximately $861 million and $969 million, respectively. These loss carryforwards generally expire between fiscal 2024 and 2042. The tax effected values of these net operating losses are $36.6 million and $43.6 million at September 30, 2023 and 2022, respectively, exclusive of valuation allowances of $17.8 million and $17.7 million at September 30, 2023 and 2022, respectively.

At September 30, 2023 and 2022, gross net operating losses for foreign reporting purposes of approximately $760.6 million and $667.2 million, respectively, were available for carryforward. A majority of these loss carryforwards generally expire between fiscal 2024 and 2042, while a portion have an indefinite carryforward. The tax effected values of these net operating losses are $189.8 million and $165.5 million at September 30, 2023 and 2022, respectively, exclusive of valuation allowances of $156.6 million and $143.8 million at September 30, 2023 and 2022, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2023 and 2022, we had state tax credit carryforwards of $89.3 million and $89.7 million, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $81.0 million and $81.1 million at September 30, 2023 and 2022, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Balance at beginning of fiscal year	$248.8	$277.5	$257.5
Increases	29.0	12.3	22.2
Reductions	(5.9)	(41.0)	(2.2)
Balance at end of fiscal year	$271.9	$248.8	$277.5

Consistent with prior years, we consider a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. However, we consider the unremitted earnings and all other outside basis differences from all other foreign subsidiaries to be indefinitely reinvested. Accordingly, we have not provided for any taxes that would be due.

As of September 30, 2023, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1.3 billion. The components of the outside basis difference are comprised of acquisition accounting adjustments, undistributed earnings, and equity components. In the event of a distribution in the form of dividends or dispositions of the subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of September 30, 2023, the determination of the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis differences is not practicable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2023	2022	2021
Balance at beginning of fiscal year	$195.5	$199.5	$206.7
Additions for tax positions taken in current year	4.5	1.8	2.7
Additions for tax positions taken in prior fiscal years	14.2	27.6	10.8
Reclassification to unrecognized tax benefit (1)	221.9	—	—
Reductions for tax positions taken in prior fiscal years	(1.3)	—	—
Reductions due to settlement	(2.5)	(0.8)	—
Additions (reductions) for currency translation adjustments	2.4	(1.1)	1.5
Reductions as a result of a lapse of the applicable statute of limitations	(29.6)	(31.5)	(22.2)
Balance at end of fiscal year	$405.1	$195.5	$199.5

(1)
During the fourth quarter of fiscal 2023, we undertook certain internal transactions to bring the legal entity that acquired Grupo Gondi into the affiliated group of companies electing to file a U.S. consolidated federal income tax return. As a result of those transactions and in accordance with the requirements of ASC 740, we recorded an addition for gross unrecognized tax benefits of $221.9 million related to the deferred gain on Timber Notes (as hereinafter defined). See “Note 17. Special Purpose Entities” for additional information.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2023 and 2022, the total amount of unrecognized tax benefits was approximately $405.1 million and $195.5 million, respectively, exclusive of interest and penalties. Of these balances, as of September 30, 2023 and 2022, if we were to prevail on all unrecognized tax benefits recorded, approximately $400.6 million and $188.1 million, respectively, would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows or materially benefit our results of operations in future periods depending upon their ultimate resolution. See “Note 19. Commitments and Contingencies — Brazil Tax Liability” for additional information.

As of September 30, 2023 and 2022, we had liabilities of $100.2 million and $85.0 million, respectively, related to estimated interest and penalties for unrecognized tax benefits. Our results of operations for fiscal 2023, 2022 and 2021 include expense of $8.0 million, $3.8 million and $4.4 million, respectively, net of indirect benefits, related to estimated interest and penalties with respect to the liability for unrecognized tax benefits. As of September 30, 2023, it is reasonably possible that our unrecognized tax benefits will decrease by up to $0.5 million in the next 12 months due to expiration of various statutes of limitations and settlement of issues.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to fiscal 2018 and state and local income tax examinations by tax authorities for years prior to fiscal 2012. We are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2009, except for Brazil for which we are not subject to tax examinations for years prior to 2006. While we believe our tax positions are appropriate, they are subject to audit or other modifications, and any modifications could materially and adversely affect our results of operations, financial condition or cash flows.

Note 8. Segment Information

We report our financial results of operations in the following four reportable segments:

•
Corrugated Packaging, which substantially consists of our integrated corrugated converting operations and generates its revenues primarily from the sale of corrugated containers and other corrugated products, including the operations acquired in the Mexico Acquisition;
•
Consumer Packaging, which consists of our integrated consumer converting operations and generates its revenues primarily from the sale of consumer packaging products such as folding cartons, interior partitions (before divestiture in September 2023) and other consumer products;
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

We have included the operations acquired in the Mexico Acquisition in our Corrugated Packaging segment, which is consistent with our internal operational structure and how our CODM allocates resources and assesses financial performance. See “Note 3. Acquisitions” for additional information. As part of this assessment, we also moved certain existing consumer converting operations in Latin America into our Corrugated Packaging segment in line with how we are managing the business effective January 1, 2023. We did not recast prior year results related to these operations as they were not material.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Some of our operations are in locations such as Canada, Latin America, EMEA and Asia Pacific. The table below reflects financial data of our foreign operations for each of the past three fiscal years, some of which were transacted in U.S. dollars (in millions):

	Years Ended September 30,
	2023	2022	2021
Net sales (unaffiliated customers):
U.S.	$15,348.9	$17,361.5	$15,317.2
Canada	1,281.0	1,325.1	1,210.4
Latin America	2,081.8	1,045.6	745.4
EMEA	1,256.1	1,150.5	1,106.0
Asia Pacific	342.2	373.8	367.1
Total	$20,310.0	$21,256.5	$18,746.1

	Years Ended September 30,
	2023	2022	2021
Long-lived assets:
U.S.	$8,598.6	$9,278.2	$9,654.6
Canada	389.7	391.4	413.0
Latin America (1)	2,283.6	719.0	725.8
EMEA	376.7	320.4	364.9
Asia Pacific	63.1	72.0	87.8
Total	$11,711.7	$10,781.0	$11,246.1

(1)
Includes operations in Mexico that are approximately 13.4% of total long-lived assets in fiscal 2023 following the Mexico Acquisition.

The accounting policies of the reportable segments are the same as those described in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income of unconsolidated entities in Adjusted EBITDA, as well as the related investments in segment identifiable assets. These amounts are included in the segment tables that follow.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show selected financial data for our segments (in millions):

	Years Ended September 30,
	2023	2022	2021
Net sales (aggregate):
Corrugated Packaging	$10,054.9	$9,307.6	$8,400.5
Consumer Packaging	4,941.8	4,965.2	4,433.9
Global Paper	4,369.9	5,930.2	4,983.0
Distribution	1,260.7	1,418.9	1,254.8
Total	$20,627.3	$21,621.9	$19,072.2
Less net sales (intersegment):
Corrugated Packaging	$280.3	$328.0	$305.3
Consumer Packaging	30.7	27.8	20.3
Distribution	6.3	9.6	0.5
Total	$317.3	$365.4	$326.1
Net sales (unaffiliated customers):
Corrugated Packaging	$9,774.6	$8,979.6	$8,095.2
Consumer Packaging	4,911.1	4,937.4	4,413.6
Global Paper	4,369.9	5,930.2	4,983.0
Distribution	1,254.4	1,409.3	1,254.3
Total	$20,310.0	$21,256.5	$18,746.1
Adjusted EBITDA:
Corrugated Packaging	$1,600.4	$1,386.7	$1,394.0
Consumer Packaging	835.7	829.2	720.8
Global Paper	655.0	1,246.4	883.7
Distribution	37.0	79.7	68.8
Total	3,128.1	3,542.0	3,067.3
Depreciation, depletion and amortization	(1,535.8)	(1,488.6)	(1,460.0)
Multiemployer pension withdrawal income (expense)	12.1	(0.2)	2.9
Restructuring and other costs, net	(859.2)	(383.0)	(30.6)
Impairment of goodwill and other assets	(1,893.0)	(26.0)	—
Non-allocated expenses	(149.5)	(82.6)	(68.1)
Interest expense, net	(417.9)	(318.8)	(372.3)
Gain (loss) on extinguishment of debt	10.5	(8.5)	(9.7)
Other (expense) income, net	(6.1)	(11.0)	10.9
Gain on sale of RTS and Chattanooga	238.8	—	—
Other adjustments	(232.6)	(4.5)	(54.5)
(Loss) income before income taxes	$(1,704.6)	$1,218.8	$1,085.9

See “Note 5. Restructuring and Other Costs, Net” for additional information on how the Restructuring and other costs, net relate to our reportable segments. See below for information on the goodwill impairment recorded in fiscal 2023. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” for additional information regarding the Gain on Sale of RTS and Chattanooga. See below for additional information on Other adjustments in fiscal 2023 and 2021.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended September 30,
	2023	2022	2021
Depreciation, depletion and amortization:
Corrugated Packaging	$813.3	$683.0	$674.5
Consumer Packaging	339.1	349.5	352.2
Global Paper	350.7	425.1	405.9
Distribution	28.0	27.3	23.6
Corporate	4.7	3.7	3.8
Total	$1,535.8	$1,488.6	$1,460.0

Other adjustments:
Corrugated Packaging	$39.5	$(4.8)	$13.3
Consumer Packaging	60.4	7.7	11.7
Global Paper	52.8	(0.6)	3.3
Distribution	0.2	—	0.6
Corporate	79.7	2.2	25.6
Total	$232.6	$4.5	$54.5

Equity in income of unconsolidated entities:
Corrugated Packaging	$(4.9)	$70.3	$36.7
Consumer Packaging	—	3.4	4.0
Global Paper	8.3	(0.8)	0.2
Total	$3.4	$72.9	$40.9

The decrease in Equity in income of unconsolidated entities in fiscal 2023 was primarily related to a $46.8 million non-cash, pre-tax loss associated with the Mexico Acquisition that was partially offset by a $19.3 million gain on sale of our displays joint venture and a $7.6 million gain on sale of our Seven Hills mill joint venture. Additionally, the change year-over-year was impacted by no longer recording equity income after those transactions as well as stronger performance by the displays joint venture in the prior year period. See “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” for additional information.

Other adjustments in the table above for the year ended September 30, 2023 consist primarily of:

•
work stoppage costs of $80.4 million primarily at our Mahrt mill; $58.5 million in our Consumer Packaging segment, $19.3 million in our Global Paper segment and $2.6 million of other costs in our Corrugated Packaging segment,
•
business systems transformation costs in Corporate of $79.1 million,
•
a $46.8 million non-cash, pre-tax loss in the Corrugated Packaging segment related to the Mexico Acquisition as discussed in “Note 3. Acquisitions,” partially offset by a $19.3 million gain on the sale our former displays joint venture in our Corrugated Packaging segment and a $4.3 million gain on the sale of our Seven Hills mill joint venture in Lynchburg, VA in our Global Paper segment,
•
losses at facilities in the process of being closed of $40.6 million (excluding depreciation and amortization), primarily $32.6 million in our Global Paper segment and $5.3 million in our Corrugated Packaging segment, and
•
acquisition accounting inventory-related adjustments of $7.6 million and $5.5 million in the Corrugated Packaging and Global Paper segments, respectively.

Other adjustments in the table above for the year ended September 30, 2021 consist primarily of:

•
COVID employee payments of $22.0 million, primarily $10.1 million in Corrugated Packaging and $8.7 million in Consumer Packaging,
•
ransomware direct costs, net of insurance of $18.9 million, primarily $13.0 million in Corporate, and
•
accelerated compensation for our former CEO of $11.7 million in Corporate.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We allocate the assets and capital expenditures of our mill system across our reportable segments because the benefits of vertical integration are reflected in the reportable segment that ultimately sells the associated paper and packaging products to external customers. The following tables reflect such allocation (in millions):

	Years Ended September 30,
	2023	2022	2021
Assets:
Corrugated Packaging	$12,514.8	$11,382.5	$11,557.6
Consumer Packaging	6,393.4	6,704.5	6,757.3
Global Paper	5,019.3	7,039.2	7,527.6
Distribution	797.8	863.0	800.1
Assets held for sale	91.5	34.4	10.9
Corporate	2,626.9	2,381.9	2,600.8
Total	$27,443.7	$28,405.5	$29,254.3

Intangibles, net:
Corrugated Packaging	$544.4	$648.4	$765.9
Consumer Packaging	1,381.1	1,523.5	1,719.2
Global Paper	534.5	612.6	677.7
Distribution	116.2	136.1	156.0
Total	$2,576.2	$2,920.6	$3,318.8

Capital expenditures:
Corrugated Packaging	$470.7	$370.4	$331.4
Consumer Packaging	293.7	202.1	192.7
Global Paper	282.4	238.6	259.4
Distribution	9.4	6.1	1.3
Corporate	85.9	45.4	30.7
Total	$1,142.1	$862.6	$815.5

Equity method investments:
Corrugated Packaging	$44.5	$479.3	$434.4
Consumer Packaging	0.7	0.5	17.7
Global Paper	—	0.5	0.8
Corporate	0.1	0.1	0.4
Total	$45.3	$480.4	$453.3

The decrease in equity method investments compared to September 30, 2022, was due to the Mexico Acquisition, the sale of an unconsolidated displays joint venture and the sale of our Seven Hills mill joint venture. See “Note 3. Acquisitions” and “Note 1. Description of Business and Summary of Significant Accounting Policies — Description of Business” for additional information. Equity method investments are included in the consolidated balance sheets in Other noncurrent assets. The prior investment in Grupo Gondi, in the Corrugated Packaging segment, exceeded our proportionate share of the underlying equity in net assets by approximately $101.8 million in fiscal 2022.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2023, 2022 and 2021 are as follows (in millions):

	Legacy Reportable Segments		New Reportable Segments
	Corrugated Packaging	Consumer Packaging	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Total
Balance as of Sep. 30, 2020
Goodwill	$3,673.6	$3,664.6	$—	$—	$—	$—	$7,338.2
Accumulated impairment losses	(0.1)	(1,375.9)	—	—	—	—	(1,376.0)
	$3,673.5	$2,288.7	$—	$—	$—	$—	$5,962.2
Goodwill disposed of	(16.4)	—	—	—	—	—	(16.4)
Translation adjustments	6.2	7.2	—	—	—	—	13.4
Balance as of Sep. 30, 2021
Goodwill	3,663.4	3,671.8	—	—	—	—	7,335.2
Accumulated impairment losses	(0.1)	(1,375.9)	—	—	—	—	(1,376.0)
	3,663.3	2,295.9	—	—	—	—	5,959.2
Segment recasting (1)	(3,663.3)	(2,295.9)	2,834.8	1,603.3	1,382.0	139.1	—
Goodwill acquired	—	—	3.2	—	—	—	3.2
Translation adjustments	—	—	(35.2)	(14.9)	(15.5)	(1.6)	(67.2)
Balance as of Sep. 30, 2022
Goodwill	—	—	2,802.8	1,588.4	1,366.5	137.5	5,895.2
Accumulated impairment losses	—	—	—	—	—	—	—
	—	—	2,802.8	1,588.4	1,366.5	137.5	5,895.2
Goodwill impairment	—	—	(514.3)	—	(1,378.7)	—	(1,893.0)
Goodwill acquired	—	—	237.4	—	—	—	237.4
Divestitures	—	—	—	(43.0)	(4.1)	—	(47.1)
Translation and other adjustments	—	—	77.8	(38.8)	16.3	0.9	56.2
Balance as of Sep. 30, 2023
Goodwill	$—	$—	$3,118.0	$1,506.6	$1,378.7	$138.4	$6,141.7
Accumulated impairment losses	—	—	(514.3)	—	(1,378.7)	—	(1,893.0)
	$—	$—	$2,603.7	$1,506.6	$—	$138.4	$4,248.7

(1)
Represents the reallocation of goodwill as a result of our October 1, 2021 segment change.

Interim Goodwill Impairment Analysis

We review the carrying value of our goodwill annually as of the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. In the second quarter of fiscal 2023, due to the sustained decrease in our market capitalization and the further deterioration of macroeconomic conditions, including the impact of soft demand, pricing pressure and elevated inflation, which negatively affected our long-term forecasts in certain segments, we concluded that impairment indicators existed. As a result, we completed an interim quantitative goodwill impairment test in conjunction with our normal quarterly reporting process. Consistent with past practice, the estimated fair value of our reporting units was determined using a combination of the Income Approach and Market Approach. These fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors.

In fiscal 2023, we recorded a pre-tax, non-cash impairment charge of $1,893.0 million ($1,821.8 million after-tax) associated with our interim goodwill impairment analysis completed in the second quarter; $1,378.7 million in the Global Paper reportable segment and $514.3 million in the Corrugated Packaging reportable segment. Goodwill associated with the Global Paper reporting unit was written off in its entirety as of March 31, 2023.

Annual Goodwill Impairment Analysis

During the fourth quarter of fiscal 2023, we completed our annual goodwill impairment testing. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values. See “Note 1. Description

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Business and Summary of Significant Accounting Policies — Goodwill” for a discussion of our fiscal 2023 annual impairment test.

Note 9. Interest

The components of interest expense, net is as follows (in millions):

	Years Ended September 30,
	2023	2022	2021
Interest expense	$(535.1)	$(375.6)	$(418.9)
Interest income	117.2	56.8	46.6
Interest expense, net	$(417.9)	$(318.8)	$(372.3)

Cash paid for interest, net of amounts capitalized, of $452.2 million, $363.9 million and $384.7 million were made during fiscal 2023, 2022 and 2021, respectively.

During fiscal 2023, 2022 and 2021, we capitalized interest of $27.2 million, $11.1 million and $14.0 million, respectively.

Note 10. Inventories

Inventories are as follows (in millions):

	September 30,
	2023	2022
Finished goods and work in process	$1,044.9	$1,102.4
Raw materials	1,049.8	1,135.9
Supplies and spare parts	578.2	529.6
Inventories at FIFO cost	2,672.9	2,767.9
LIFO reserve	(341.4)	(450.8)
Net inventories	$2,331.5	$2,317.1

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2023, 2022 and 2021, we reduced inventory quantities in some of our LIFO pools. These reductions result in liquidations of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. Alternatively, higher costs prevailing in prior years increase costs of goods sold. The impact of the liquidations in fiscal 2023, 2022 and 2021 was not significant.

In fiscal 2023, we experienced lower inventory costs primarily due to deflation in the last half of the year, the effect of which decreased cost of goods sold and our LIFO reserve by $104.4 million.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,
	2023	2022
Property, plant and equipment at cost:
Land and buildings	$2,994.7	$2,584.8
Machinery and equipment	17,682.4	15,906.1
Forestlands	105.2	94.5
Transportation equipment	27.3	24.2
Leasehold improvements	98.8	97.0
Construction in progress	967.8	755.6
	21,876.2	19,462.2
Less: accumulated depreciation, depletion and amortization	(10,813.0)	(9,380.8)
Property, plant and equipment, net	$11,063.2	$10,081.4

Depreciation expense for fiscal 2023, 2022 and 2021 was $1,163.4 million, $1,108.1 million and $1,069.7 million, respectively. Accrued additions to property, plant and equipment at September 30, 2023, 2022 and 2021 were $165.2 million, $223.2 million and $108.5 million, respectively.

Note 12. Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, are as follows and reflect the removal of fully amortized intangible assets in the period fully amortized (in millions, except weighted avg. life):

		September 30,
		2023		2022
	Weighted Avg. Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15.7	$4,885.2	$(2,362.0)	$4,888.5	$(2,038.1)
Trademarks and tradenames	24.7	81.2	(41.0)	80.7	(26.2)
Technology and patents	12.1	25.1	(15.5)	24.4	(12.9)
License costs	15.8	0.3	(0.1)	0.3	(0.1)
Non-compete agreements	—	1.9	(1.9)	1.9	(1.1)
Other	28.0	3.3	(0.3)	3.5	(0.3)
Total	15.9	$4,997.0	$(2,420.8)	$4,999.3	$(2,078.7)

Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2024	$324.2
Fiscal 2025	$309.6
Fiscal 2026	$302.9
Fiscal 2027	$299.1
Fiscal 2028	$297.1

Intangible amortization expense was $342.2 million, $351.1 million and $360.6 million during fiscal 2023, 2022 and 2021, respectively. We had additional amortization expense, primarily for packaging equipment leased to customers of $30.2 million, $29.4 million and $29.7 million during fiscal 2023, 2022 and 2021, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. We have not changed the valuation techniques for measuring the fair value of any financial assets or liabilities during the fiscal year. We disclose the fair value of our long-term debt in “Note 14. Debt” and the fair value of our pension and postretirement assets and liabilities in “Note 6. Retirement Plans”. We disclose the fair value of our derivative instruments in “Note 16. Derivatives” and our restricted assets and non-recourse liabilities held by SPEs in Note 17. Special Purpose Entities”. See “Note 1 — Description of Business and Summary of Significant Accounting Policies — Fair Value Measurements” for additional information.

Fiscal 2021 reflected a charge of $22.5 million associated with not exercising an option to purchase an additional equity interest in Grupo Gondi that was recorded in Other (expense) income, net.

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

Nonrecurring Fair Value Measurements

As discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies”, we measure certain assets and liabilities at fair value on a nonrecurring basis. In fiscal 2023, we recorded a pre-tax, non-cash impairment charge of $1,893.0 million associated with our interim goodwill impairment analysis completed in the second quarter. See “Note 8. Segment Information” for additional information. See “Note 5. Restructuring and Other Costs, Net” for impairments associated with restructuring activities labeled as “PP&E and related costs” including the impairment of our Tacoma, WA and North Charleston, SC containerboard mills in fiscal 2023. In fiscal 2022, we recorded impairments associated with the closure of our Panama City, FL mill and the permanent closure of the corrugated medium manufacturing operations at our St. Paul, MN mill. Fair value of the remaining land, building and improvements of these facilities was determined based on third-party appraisals. During fiscal 2023, 2022 and 2021, we did not have any significant non-goodwill or non-restructuring nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the $26.0 million pre-tax non-cash impairment of certain mineral rights in fiscal 2022 that was driven by a lack of new leasing or development activity on our properties for an extended period of time, including pipeline delays. With the impairment, we had no value assigned to our remaining mineral rights.

Accounts Receivable Monetization Agreements

On September 11, 2023, we terminated our existing $700.0 million accounts receivable monetization facility to sell to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts. On the same date, we entered into a new replacement $700.0 million facility (the “Monetization Agreement”) with Coöperatieve Rabobank U.A., New York Branch, as purchaser, (“Rabo”) on substantially the same terms as the former agreement. The Monetization Agreement provides for, among other things, (i) an extension of the scheduled amortization termination date until September 13, 2024, and (ii) the ability to effectuate the Transaction without any additional consent from Rabo or the triggering of a notification event under the Monetization Agreement. The terms of the Monetization Agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. Transfers under the Monetization Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860. We will pay a monthly yield on investment to Rabo at a rate equal to adjusted Term SOFR plus a margin on the outstanding amount of Rabo’s investment.

We also have a similar $110.0 million facility that was amended on December 2, 2021 to address the transition from LIBOR to SOFR. The facility was again amended on December 2, 2022 to extend the term through December

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4, 2023 and to include certain fee and other general revisions. The facility purchase limit was unchanged and the facility remains committed.

The customers from these facilities are not included in the Receivables Securitization Facility that is discussed in “Note 14. Debt”.

The following table represents a summary of these accounts receivable monetization agreements for fiscal 2023 and 2022 (in millions):

	2023	2022
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(2,795.3)	(2,954.8)
Receivables collected by financial institutions	2,827.8	2,896.0
Cash (payments to) proceeds from financial institutions	(32.5)	58.8
Receivable from financial institutions at September 30,	$—	$—

Receivables sold under these accounts receivable monetization agreements as of the respective balance sheet dates were approximately $692.2 million and $724.7 million as of September 30, 2023 and September 30, 2022, respectively.

Cash proceeds related to the receivables sold are included in Net cash provided by operating activities in the consolidated statements of cash flow in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $48.3 million, $20.4 million and $11.1 million in fiscal 2023, 2022 and 2021, respectively, and is recorded in Other (expense) income, net in the consolidated statements of operations. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Note 14. Debt

Our outstanding indebtedness consists primarily of public bonds and borrowings under credit facilities. The public bonds issued by WRKCo and MWV are guaranteed by WestRock and certain WestRock subsidiaries. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt and to the obligations of our non-debtor/guarantor subsidiaries. The industrial development bonds associated with the finance lease obligations of MWV are guaranteed by the Company and certain of its subsidiaries. At September 30, 2023, all of our debt was unsecured with the exception of our Receivables Securitization Facility (as defined below) and finance lease obligations.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following were individual components of debt (in millions, except percentages):

	September 30, 2023		September 30, 2022
	Carrying Value	Weighted Avg Interest Rate	Carrying Value	Weighted Avg Interest Rate
Public bonds due fiscal 2024 to 2028	$2,938.6	4.1%	$3,433.4	4.0%
Public bonds due fiscal 2029 to 2033	2,739.5	4.5%	2,753.3	4.5%
Public bonds due fiscal 2037 to 2047	177.3	6.2%	177.8	6.2%
Revolving credit and swing facilities	32.0	6.7%	286.3	1.9%
Term loan facilities	1,347.4	5.0%	598.2	3.1%
Receivables securitization	425.0	6.4%	—	N/A
Commercial paper	283.9	5.6%	—	N/A
International and other debt	61.9	9.6%	127.6	12.8%
Finance lease obligations	472.6	5.1%	287.5	4.2%
Vendor financing and commercial card programs	105.7	N/A	123.1	N/A
Total debt	8,583.9	4.6%	7,787.2	4.2%
Less: current portion of debt	533.0		212.2
Long-term debt due after one year	$8,050.9		$7,575.0

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with these covenants as required by these facilities and were in compliance with them at September 30, 2023. The carrying value of our debt includes the fair value step-up of debt acquired in mergers and acquisitions, and the weighted average interest rate includes the fair value step up. At September 30, 2023, excluding the step-up, the weighted average interest rate on total debt was 5.2%. At September 30, 2023, the unamortized fair market value step-up was $157.0 million, which will be amortized over a weighted average remaining life of 9.1 years. At September 30, 2023, we had $77.6 million of outstanding letters of credit not drawn upon. At September 30, 2023, we had approximately $3.4 billion of available liquidity under long-term committed credit facilities and cash and cash equivalents. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions and dividends.

The estimated fair value of our debt was approximately $8.1 billion and $7.3 billion as of September 30, 2023 and September 30, 2022, respectively. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and is primarily either based on quoted prices for those or similar instruments, or approximate their carrying amount, as the variable interest rates reprice frequently at observable current market rates.

During fiscal 2023, 2022 and 2021, amortization of debt issuance costs charged to interest expense were $7.1 million, $7.3 million and $8.3 million, respectively.

Public Bonds

On September 26, 2023, following completion of consent solicitations, we entered into supplemental indentures governing our outstanding: (i) $600 million aggregate principal amount of 3.750% senior notes due March 2025; (ii) $750 million aggregate principal amount of 4.650% senior notes due March 2026; (iii) $500 million aggregate principal amount of 3.375% senior notes due September 2027; (iv) $600 million aggregate principal amount of 4.000% senior notes due March 2028 and (v) $750 million aggregate principal amount of 4.900% senior notes due March 2029 to, among other things, amend the definition of “Change of Control” to add an exception for the proposed Transaction.

On September 22, 2023, we discharged $500 million aggregate principal amount of our 3.00% senior notes due September 2024 using cash and cash equivalents and borrowings under our commercial paper program and recorded a $10.5 million gain on extinguishment of debt.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 22, 2022, we redeemed $350 million aggregate principal amount of our 4.00% senior notes due March 2023 primarily using borrowings under our Receivables Securitization Facility (as hereinafter defined) and recorded an $8.2 million loss on extinguishment of debt.

On September 10, 2021, we redeemed $400 million aggregate principal amount of our 4.90% senior notes due March 2022 using cash and cash equivalents and recorded a $8.6 million loss on extinguishment of debt.

At September 30, 2023 and September 30, 2022, the face value of our public bond obligations outstanding was $5.7 billion and $6.2 billion, respectively.

Revolving Credit Facilities

Revolving Credit Facility

On July 7, 2022, we entered into a credit agreement (the "Revolving Credit Agreement") that included a five-year senior unsecured revolving credit facility in an aggregate amount of $2.3 billion, consisting of a $1.8 billion U.S. revolving facility and a $500 million multicurrency revolving facility (collectively, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and multicurrency agent. The Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Revolving Credit Agreement. We amended the Revolving Credit Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder. At September 30, 2023 and 2022, we had no amounts outstanding under the facility, respectively.

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

European Revolving Credit Facilities

On July 7, 2022, we entered into a credit agreement (the "European Revolving Credit Agreement") with Rabo, as administrative agent. The European Revolving Credit Agreement provides for a three-year senior unsecured revolving credit facility in an aggregate amount of €700.0 million and includes an incremental €100.0 million accordion feature (the “European Revolving Credit Facility”). The European Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the European Revolving Credit Agreement. We amended the European Revolving Credit Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder. At September 30, 2023 we had no amounts outstanding under the facility. At September 30, 2022, we had borrowed $265.0 million under the facility.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Term Loan Facilities

Farm Loan Credit Facilities

On July 7, 2022, we amended and restated the prior credit agreement (the “Farm Credit Facility Agreement”) with CoBank, ACB, as administrative agent. The Farm Credit Facility Agreement provides for a seven-year senior unsecured term loan facility in an aggregate principal amount of $600 million (the “Farm Credit Facility”). At any time, we have the ability to request an increase in the principal amount by up to $400 million by written notice. The Farm Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Farm Credit Facility Agreement. We amended the Farm Credit Facility Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder. The carrying value of this facility at September 30, 2023 and 2022 was $598.4 million and $598.2 million, respectively.

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

Delayed Draw Term Facility

On August 18, 2022, we amended the Revolving Credit Agreement (the "Amended Credit Agreement") to add a three-year unsecured delayed draw term loan facility with an aggregate principal amount of up to $1.0 billion (the "Delayed Draw Term Facility") that could be borrowed in a single draw through May 31, 2023. On November 28, 2022, in connection with the Mexico Acquisition, we drew upon the facility in full. The Delayed Draw Term Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Amended Credit Agreement. We have the option to extend the maturity date by one year with full lender consent. The one-year maturity extension would cost a fee of 20 basis points. We amended the Amended Credit Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder. At September 30, 2023, the carrying value of this facility was $749.0 million.

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

Receivables Securitization Facility

On February 28, 2023, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), primarily to extend the maturity to February 27, 2026, and to complete the transition from LIBOR to Term SOFR. Term SOFR loans are subject to a credit spread adjustment equal to 0.10% per annum. The commitment fee was 0.25% and 0.35% as of September 30, 2023 and September 30, 2022, respectively. At September 30, 2023 and September 30, 2022, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $700.0 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2023 and September 30, 2022 were approximately $1,177.6 million and $1,390.5 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Receivables Securitization Facility. We amended the Receivables Securitization Facility on September 29, 2023, to provide that the proposed Transaction would not be deemed to constitute a “Change in Control” thereunder. At September 30, 2023 we had borrowed $425.0 million under this facility. At September 30, 2022 there were no amounts outstanding under this facility.

Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreement governing the Receivables Securitization Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly; we were in compliance with these covenants at September 30, 2023. The Receivables Securitization Facility includes certain restrictions on receivables eligibility under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Securitization Facility and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance.

Commercial Paper Program

On December 7, 2018, we established an unsecured commercial paper program with WRKCo as the issuer. Under the program, we may issue short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is (and, prior to July 7, 2022, the prior revolving credit facility was) intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At September 30, 2023 there was $283.9 million outstanding. At September 30, 2022, there were no amounts outstanding.

International and Other Debt

Brazil Export Credit Note

On January 18, 2021, we entered into a credit agreement to provide for R$500.0 million of a senior unsecured term loan of WestRock Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. The agreement provides for the outstanding amount of the principal to be repaid in equal, semiannual installments beginning on January 19, 2023 until the facility matures on January 19, 2026. The proceeds borrowed are to be used to support the production of goods or acquisition of inputs that are essential or ancillary to export activities. Loans issued under the facility will bear interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 2.50%. At September 30, 2023 and 2022, there was R$147.1 million ($29.4 million) outstanding and R$500.0 million ($92.7 million) outstanding, respectively.

Brazil Delayed Draw Credit Facilities

On April 10, 2019, we entered into a credit agreement to provide for R$750.0 million of senior unsecured term loans with an incremental R$250.0 million accordion feature to be repaid in equal, semiannual installments beginning on April 10, 2021 until maturity on April 10, 2024 (the “Brazil Delayed Draw Credit Facilities”). The proceeds of the Brazil Delayed Draw Credit Facilities were used to support the production of goods or acquisition of inputs essential or ancillary to export activities. On September 16, 2022, we repaid the facility in full, which resulted in termination of the facility. The Brazil Delayed Draw Credit Facilities were senior unsecured obligations of Rigesa Celulose, Papel E Embalagens Ltda. (a subsidiary of the Company), as borrower, and the Company, as guarantor. Loans issued under the Brazil Delayed Draw Credit Facilities bore interest at a floating rate based on Brazil’s Certificate of Interbank Deposit rate plus a spread of 1.50%.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Maturities of Debt

As of September 30, 2023, the aggregate maturities of debt, excluding finance lease obligations, for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2024	$469.7
Fiscal 2025	1,353.3
Fiscal 2026	1,178.1
Fiscal 2027	506.0
Fiscal 2028	1,100.9
Thereafter	3,379.7
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	123.6
Total	$8,111.3

See “Note 15. Leases” of the Notes to Consolidated Financial Statements for the aggregate maturities of finance lease obligations for the succeeding five fiscal years and thereafter.

Note 15. Leases

Components of Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases (in millions):

	Years Ended September 30,
	2023	2022	2021
Operating lease costs	$236.3	$218.1	$211.0
Variable and short-term lease costs	145.9	122.8	104.6
Sublease income	(5.6)	(6.1)	(8.9)
Finance lease cost:
Amortization of lease assets	16.1	15.1	9.6
Interest on lease liabilities	31.7	7.9	7.2
Total lease cost, net	$424.4	$357.8	$323.5

Supplemental Balance Sheet Information Related to Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

		September 30,
	Consolidated Balance Sheet Caption	2023	2022
Operating leases:
Operating lease right-of-use asset	Other noncurrent assets	$648.5	$699.6

Current operating lease liabilities	Other current liabilities	$202.4	$191.9
Noncurrent operating lease liabilities	Other noncurrent liabilities	499.7	551.1
Total operating lease liabilities		$702.1	$743.0

Finance leases:
Property, plant and equipment		$400.6	$177.4
Accumulated depreciation		(105.3)	(37.3)
Property, plant and equipment, net		$295.3	$140.1

Current finance lease liabilities	Current portion of debt	$62.9	$14.5
Noncurrent finance lease liabilities	Long-term debt due after one year	409.7	273.0
Total finance lease liabilities		$472.6	$287.5

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Lease Term and Discount Rate

	September 30,
	2023	2022
Weighted average remaining lease term:
Operating leases	4.5 years	5.0 years
Finance leases	9.3 years	7.3 years

Weighted average discount rate:
Operating leases	3.4%	2.7%
Finance leases	5.1%	4.2%

Supplemental Cash Flow Information Related to Leases

The table below presents supplemental cash flow information related to leases (in millions):

	Years Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$235.2	$214.8
Operating cash flows related to finance leases	$16.0	$8.8
Financing cash flows related to finance leases	$31.6	$14.8

ROU assets obtained in exchange for lease liabilities:
Operating leases	$156.3	$184.6
Finance leases	$50.1	$27.8

Maturity of Lease Liabilities

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities and finance lease liabilities recorded on the balance sheet (in millions):

	September 30, 2023
	Operating Leases	Finance Leases	Total
Fiscal 2024	$223.1	$97.4	$320.5
Fiscal 2025	173.6	39.3	212.9
Fiscal 2026	136.8	37.5	174.3
Fiscal 2027	100.4	34.3	134.7
Fiscal 2028	59.0	112.5	171.5
Thereafter	66.8	352.6	419.4
Total lease payments	759.7	673.6	1,433.3
Less: Interest (1)	(57.6)	(201.0)	(258.6)
Present value of future lease payments	$702.1	$472.6	$1,174.7

(1)
Calculated using the interest rate for each lease.

Note 16. Derivatives

We are exposed to risks from changes in, among other things, commodity price risk, foreign currency exchange risk and interest rate risk. To manage these risks, from time to time and to varying degrees, we may enter into a

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives.

We have designated certain natural gas commodity contracts as cash flow hedges for accounting purposes. Therefore, the entire change in fair value of the financial derivative instrument is reported as a component of other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Fair value measurements for our natural gas commodity derivatives are classified under level 2 because such measurements are estimated based on observable inputs such as commodity future prices. Approximately three-fourths of our natural gas purchases for our U.S. and Canadian mill operations are tied to NYMEX. Our natural gas hedging positions are entered in layers over multiple months and up to 12 months in advance to achieve a targeted hedging volume of up to 80% of our anticipated NYMEX-based natural gas purchases. However, we may modify our strategy based on, among other things, our assessment of market conditions.

For financial derivative instruments that are not designated as accounting hedges, the entire change in fair value of the financial instrument is reported immediately in current period earnings.

The following table sets forth the outstanding notional amounts related to our derivative instruments (in millions):

		September 30,
	Metric	2023	2022
Designated cash flow hedges:
Natural gas commodity contracts	MMBtu	22.0	18.3

Undesignated derivatives:
Foreign currency contracts (1)	Mexican pesos	—	8,000.0

(1)
At September 30, 2022, the outstanding foreign currency exchange contract was related to the purchase of 8.0 billion Mexican pesos ($389.9 million) for refinancing the external debt acquired in the Mexico Acquisition on December 1, 2022.

The following table sets forth the location and fair values of our derivative instruments (in millions):

		September 30,
	Consolidated Balance Sheet Caption	2023	2022
Designated cash flow hedges:
Natural gas commodity contracts	Other current liabilities (1)	$6.3	$12.0

Undesignated derivatives:
Foreign currency contracts	Other current assets	$—	$3.4

(1)
At September 30, 2023 and September 30, 2022, liability positions by counterparty were partially offset by $0.2 million and $2.3 million, respectively, of asset positions where we had an enforceable right of netting.

The following table sets forth gains (losses) recognized in accumulated other comprehensive loss, net of tax for cash flow hedges (in millions):

	Years Ended September 30,
	2023	2022	2021
Natural gas commodity contracts	$4.2	$(8.9)	$—
Interest rate swap contracts	$—	$—	$5.4

The following table sets forth amounts of gains (losses) recognized in the consolidated statements of operations for cash flow hedges reclassified from accumulated other comprehensive loss (in millions):

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Years Ended September 30,
	Consolidated Statement of Operations Caption	2023	2022	2021
Natural gas commodity contracts	Cost of goods sold	$(72.6)	$(1.8)	$—
Interest rate swap contracts	Interest expense, net	$—	$—	$(7.4)

The following table sets forth amounts of gains (losses) recognized in the consolidated statements of operations for derivatives not designated as hedges (in millions):

		Years Ended September 30,
	Consolidated Statement of Operations Caption	2023	2022	2021
Foreign currency contracts	Other income (expense), net	$19.7	$—	$—

Note 17. Special Purpose Entities

Pursuant to a sale of certain large-tract forestlands in 2007, a special purpose entity MeadWestvaco Timber Notes Holding, LLC (“MWV TN”) received, and WestRock assumed upon the strategic combination of Rock-Tenn Company and MeadWestvaco Corporation’s respective businesses (the “Combination”), an installment note receivable in the amount of $398.0 million (“Timber Note I”). Timber Note I does not require any principal payments until its maturity in October 2027 and bore interest at a rate approximating LIBOR prior to its amendment and transition to Term SOFR in June 2023. In addition, Timber Note I is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. Timber Note I is not subject to prepayment in whole or in part prior to maturity. The bank’s credit rating as of October 2023 was investment grade.

Using Timber Note I as collateral, MWV TN received $338.3 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to the Company and is payable from Timber Note I proceeds upon its maturity in October 2027. As a result, Timber Note I is not available to satisfy any obligations of WestRock. MWV TN can elect to prepay at any time the liability in whole or in part, however, given that Timber Note I is not prepayable, MWV TN expects to repay the liability at maturity from Timber Note I proceeds. Timber Note I and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination.

Pursuant to the sale of MeadWestvaco Corporation’s remaining U.S. forestlands, which occurred on December 6, 2013, another special purpose entity MeadWestvaco Timber Notes Holding Company II, LLC (“MWV TN II”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $860.0 million (“Timber Note II” and together with Timber Note I, the “Timber Notes”). Timber Note II does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. As of September 30, 2023, no event had occurred that would allow for the prepayment of Timber Note II. Timber Note II became prepayable at the borrower’s discretion on October 1, 2023. We expect it to be repaid at or close to maturity. We monitor the credit quality of the borrower and receive quarterly compliance certificates. The borrower’s credit rating as of October 2023 was investment grade.

Using Timber Note II as collateral, MWV TN II received $774.0 million in proceeds under a secured financing agreement with a bank (together with the borrowing collateralized by Timber Note I, the “Timber Loans”). Under the terms of the agreement, the liability from this transaction is non-recourse to WestRock and is payable from Timber Note II proceeds upon its maturity in December 2023. As a result, Timber Note II is not available to satisfy any obligations of WestRock. MWV TN II can elect to prepay, at any time, the liability in whole or in part, with sufficient notice, but would avail itself of this provision only in the event Timber Note II was prepaid in whole or in part. The secured financing agreement, however, requires a mandatory repayment, up to the amount of cash received, if Timber Note II is prepaid in whole or in part. Timber Note II and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination.

The restricted assets and non-recourse liabilities held by SPEs, which we consolidate as variable interest entities, are included in the consolidated balance sheets in the following (in millions):

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2023	2022
Other current assets	$862.1	$—
Other noncurrent assets	$382.7	$1,253.0

Other current liabilities	$776.7	$—
Other noncurrent liabilities	$330.2	$1,117.8

The decrease in Other noncurrent assets and Other noncurrent liabilities subsequent to September 30, 2022 reflects one of the Timber Notes becoming current in December 2022.

As of September 30, 2023 and September 30, 2022, the aggregate fair value of the Timber Notes was $1,257.2 million and $1,278.3 million, respectively. As of September 30, 2023 and September 30, 2022, the fair value of the Non-recourse Liabilities was $1,112.4 million and $1,132.3 million, respectively. Fair values of the Timber Notes and Non-recourse Liabilities are classified as level 2 within the fair value hierarchy.

The restricted assets and non-recourse liabilities have the following activity (in millions):

	September 30,
	2023	2022	2021
Interest income on Timber Notes (1)	$56.0	$41.1	$38.7
Interest expense on Timber Loans (1)	$50.0	$37.2	$35.2
Cash receipts on Timber Notes (2)	$61.4	$46.5	$45.9
Cash payments on Timber Loans (2)	$57.6	$44.9	$44.7

(1)
Presented in Interest expense, net on the accompanying Consolidated Statements of Operations.
(2)
Included as part of operating cash flows on the accompanying Consolidated Statements of Cash Flows.

Note 18. Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2023, 2022 and 2021 were approximately $139.6 million, $238.5 million and $237.7 million, respectively. Accounts receivable due from affiliated companies at September 30, 2023 and 2022 were $23.0 million and $27.2 million, respectively, and were included in Accounts receivable on our consolidated balance sheets. The decline in net sales to affiliated companies in fiscal 2023 was primarily due to the Mexico Acquisition and the sale of an unconsolidated displays joint venture.

Note 19. Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2023 total approximately $353 million.

Environmental

Environmental compliance requirements are a significant factor affecting our business. Our manufacturing processes involve the use of natural resources, such as virgin wood fiber and fresh water, discharges to water, air emissions and waste handling and disposal activities. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities. Complex and lengthy processes may be required to obtain and renew approvals, permits, and licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials require release prevention plans and emergency

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

response procedures. Our integrated chemical pulping mills in the U.S. and Brazil are subject to numerous and more complex environmental programs and regulations, but all of WestRock’s manufacturing facilities have environmental compliance obligations. We have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations including, for example, projects to replace and/or upgrade our air pollution control devices, wastewater treatment systems, and other environmental infrastructure. Changes in these laws, as well as litigation relating to these laws, could result in more stringent or additional environmental compliance obligations for the Company that may require additional capital investments or increase our operating costs.

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

Environmental regulations in the U.S. and Canada will require our power boilers at certain WestRock mills to meet more stringent nitrogen oxide (“NOx”) emission standards beginning in 2026. In the U.S., the EPA recently finalized a regulation, known as the “Good Neighbor” Plan, that is intended to reduce ozone-forming emissions of nitrogen oxides from industrial facilities in 20 states during the ozone season (May through September). In Canada, the government is implementing the Multi-Sector Air Pollutants Regulation, which establishes tighter NOx limits for boilers and heaters in several industries, including pulp and paper. Our preliminary analysis indicates that to meet these new requirements, we need to reduce NOx emissions from nine power boilers at four mills in the U.S. and one in Canada. Our environmental and engineering teams are working on strategies for meeting these new limits. Based on our initial assessment, we do not believe the costs of compliance will be material; however, litigation has been filed in several jurisdictions challenging the “Good Neighbor” Plan, and it is currently unclear how these ongoing legal proceedings may impact future obligations under this regulatory program.

We face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental contamination exists, as well as the owners of those sites and certain other classes of persons, are liable for response costs for the investigation and remediation of such sites under Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other potentially responsible or liable parties and costs are commonly allocated according to relative amounts of waste deposited and other factors.

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

We believe that we can assert claims for indemnification pursuant to existing rights we have under certain purchase and other agreements in connection with certain remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters. However, we may not be successful with respect to any claim regarding these insurance or indemnification rights and, if we are successful, any amounts paid pursuant to the insurance or indemnification rights may not be sufficient to cover all our costs and expenses. We also cannot predict whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently determine the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2023, we had $9.6 million reserved for environmental liabilities on an undiscounted basis, of which $3.3 million is included in Other noncurrent liabilities and $6.3 million is included in Other current liabilities on the consolidated balance sheets, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at September 30, 2023.

Climate Change

Climate change presents risks and uncertainties for us. With respect to physical risks, our physical assets and infrastructure, including our manufacturing operations, have been, and may be in future periods impacted by weather-related events such as hurricanes and floods, potentially resulting in items such as physical damage to our facilities and lost production. Unpredictable weather patterns or extended periods of severe weather also may result in supply chain disruptions and increased material costs, such as through impacts to virgin fiber supplies and prices, which may fluctuate during prolonged periods of heavy rain or drought, during tree disease or insect epidemics or other environmental conditions that may be caused by variations in climate conditions. To the extent that severe weather or other climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

Responses to climate change may result in regulatory risks as new laws and regulations aimed at reducing GHG emissions come into effect. These rules and regulations could take the form of cap-and-trade, carbon taxes, or GHG reductions mandates for utilities that could increase the cost of purchased electricity. New climate rules and regulations also may result in higher fossil fuel prices or fuel efficiency standards that could increase transportation costs. Certain jurisdictions in which we have manufacturing facilities or other investments have already taken actions to address climate change. In addition to national efforts, some U.S. states in which we have manufacturing operations, including Washington, New York and Virginia, are taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and-trade programs.

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

We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we monitor developments in climate-related laws, regulations and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations. Compliance with climate programs may require future expenditures to meet GHG emission reduction obligations in future years. These obligations may include carbon taxes, the requirement to purchase GHG credits, or the need to acquire carbon offsets. Also, we may be required to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well. The dispute related to fraud penalties for tax years 2009 to 2012 was resolved by CARF in favor of WestRock effective January 23, 2023.

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$714 million ($143 million) as of September 30, 2023, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, which excludes certain penalties, is included in the unrecognized tax benefits table. See “Note 7. Income Taxes”. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Other Litigation

During fiscal 2018, we submitted formal notification to withdraw from the PIUMPF and recorded a liability associated with the withdrawal. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF’s accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We began making monthly payments for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. We dispute the PIUMPF accumulated funding deficiency demands. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency, including interest. The subsidiary for which we received the updated demand letter was sold in September 2023. In July 2021, the PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney’s fees. We believe we are adequately reserved for this matter. See “Note 6. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information regarding our withdrawal liabilities.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2023, there were approximately 600 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have an adverse effect on our results of operations, financial condition or cash flows. At September 30, 2023, we had $13.7 million reserved for these matters.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019 and 2020, the Supreme Court of Brazil rendered favorable decisions on eight of our cases granting us the right to recover certain state value added tax. The tax authorities in Brazil filed a Motion of Clarification with the Supreme Court of Brazil. Based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively, and will allow us to recover tax amounts collected by the government. Due to the volume of invoices being reviewed (January 2002 to September 2019), we recorded the estimated recoveries across several periods beginning in the fourth quarter of fiscal 2019 as we reviewed the documents and the amount became estimable. In May 2021, the Supreme Court of Brazil judged the Motion of

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clarification and concluded on the gross methodology, which was consistent with our evaluation and that of our tax and legal advisors. In fiscal 2021, we recorded a receivable for our expected recovery and interest that consisted primarily of a $0.6 million reduction of Cost of goods sold and $0.3 million reduction of Interest expense, net. In fiscal 2023, we recorded a receivable for our expected recovery and interest that consisted of a $4.4 million reduction of Cost of goods sold and $4.7 million reduction of Interest expense, net. We are monitoring the status of our remaining cases, and subject to the resolution in the courts, we may record additional amounts in future periods.

Guarantees

We make certain guarantees in the normal course of conducting our operations for compliance with certain laws and regulations, or in connection with certain business transactions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of September 30, 2023 and 2022, we had recorded $0.8 million and $0.8 million, respectively, for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 20. Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2023 and 2022 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2021	$(0.2)	$(536.5)	$(462.4)	$(999.1)
Other comprehensive loss before reclassifications	(10.3)	(217.1)	(241.2)	(468.6)
Amounts reclassified from accumulated other comprehensive loss	1.4	12.0	—	13.4
Net current period other comprehensive loss	(8.9)	(205.1)	(241.2)	(455.2)
Balance at September 30, 2022	$(9.1)	$(741.6)	$(703.6)	$(1,454.3)
Other comprehensive (loss) income before reclassifications	(50.2)	119.1	354.4	423.3
Amounts reclassified from accumulated other comprehensive loss	54.4	50.5	27.5	132.4
Net current period other comprehensive income	4.2	169.6	381.9	555.7
Balance at September 30, 2023	$(4.9)	$(572.0)	$(321.7)	$(898.6)

(1)
All amounts are net of tax and noncontrolling interest.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 25% to 26%, 25% to 26% and 25% to 26% for fiscal 2023, 2022 and 2021, respectively. Although we are impacted by the exchange rates of a number of currencies to varying degrees by period, our foreign currency translation adjustments recorded in accumulated other comprehensive loss primarily relate to the Mexican Peso, Brazilian Real and British Pound, each against the U.S. dollar.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component for the fiscal years ended September 30, 2023 and 2022 (in millions):

	Years Ended September 30,
	2023			2022
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(53.0)	$13.3	$(39.7)	$(7.8)	$1.9	$(5.9)
Prior service costs (2)	(7.5)	1.9	(5.6)	(8.2)	2.1	(6.1)
Reclassification of net pension adjustment upon sale of RTS (3)	(8.9)	3.7	(5.2)	—	—	—

Subtotal defined benefit plans	(69.4)	18.9	(50.5)	(16.0)	4.0	(12.0)

Foreign currency translation adjustments: (1)
Reclassification of previously unrealized net foreign currency loss upon consolidation of equity investment (4)	(29.0)	—	(29.0)	—	—	—
Reclassification of previously unrealized net foreign currency gain upon sale of RTS (3)	1.5	—	1.5	—	—	—
Subtotal foreign currency translation adjustments	(27.5)	—	(27.5)	—	—	—

Derivative Instruments: (1)
Natural gas commodity hedge loss (5)	(72.6)	18.2	(54.4)	(1.8)	0.4	(1.4)

Total reclassifications for the period	$(169.5)	$37.1	$(132.4)	$(17.8)	$4.4	$(13.4)

(1)
Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 6. Retirement Plans” for additional information.
(3)
Amount reflected in Gain on sale of RTS and Chattanooga in the consolidated statements of operations.
(4)
Amount reflected in Equity in income of unconsolidated entities in the consolidated statements of operations.
(5)
These accumulated other comprehensive income components are included in Cost of goods sold.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive income (loss), including noncontrolling interest, for the years ended September 30, 2023, 2022 and 2021, is as follows (in millions):

Fiscal 2023	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain	$354.9	$—	$354.9
Reclassification of previously unrealized net foreign currency loss upon consolidation of equity investment	29.0	—	29.0
Reclassification of previously unrealized net foreign currency gain upon sale of RTS	(2.3)	—	(2.3)
Deferred loss on cash flow hedges	(66.9)	16.7	(50.2)
Reclassification adjustment of net loss on cash flow hedges included in earnings	72.6	(18.2)	54.4
Net actuarial gain arising during period	161.6	(40.8)	120.8
Amortization and settlement recognition of net actuarial loss	53.5	(13.4)	40.1
Prior service cost arising during the period	(2.0)	0.5	(1.5)
Amortization of prior service cost	7.6	(1.9)	5.7
Reclassification of net pension adjustment upon sale of RTS	13.6	(5.7)	7.9
Consolidated other comprehensive income	621.6	(62.8)	558.8
Less: Other comprehensive income attributable to noncontrolling interests	(5.3)	2.2	(3.1)
Other comprehensive income attributable to common stockholders	$616.3	$(60.6)	$555.7

Fiscal 2022	Pre-Tax	Tax	Net of Tax
Foreign currency translation loss	$(241.5)	$—	$(241.5)
Deferred loss on cash flow hedges	(13.8)	3.5	(10.3)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.8	(0.4)	1.4
Net actuarial loss arising during period	(289.1)	72.8	(216.3)
Amortization and settlement recognition of net actuarial loss	8.4	(2.0)	6.4
Prior service cost arising during the period	(0.2)	—	(0.2)
Amortization of prior service cost	8.2	(2.1)	6.1
Consolidated other comprehensive loss	(526.2)	71.8	(454.4)
Less: Other comprehensive income attributable to noncontrolling interests	(1.1)	0.3	(0.8)
Other comprehensive loss attributable to common stockholders	$(527.3)	$72.1	$(455.2)

Fiscal 2021	Pre-Tax	Tax	Net of Tax
Foreign currency translation gain	$124.3	$—	$124.3
Deferred loss on cash flow hedges	(0.1)	—	(0.1)
Reclassification adjustment of net loss on cash flow hedges included in earnings	7.4	(1.9)	5.5
Net actuarial gain arising during period	222.2	(56.6)	165.6
Amortization and settlement recognition of net actuarial loss	33.9	(8.4)	25.5
Prior service cost arising during the period	(5.6)	1.4	(4.2)
Amortization of prior service cost	6.0	(1.5)	4.5
Consolidated other comprehensive income	388.1	(67.0)	321.1
Less: Other comprehensive income attributable to noncontrolling interests	(0.3)	—	(0.3)
Other comprehensive income attributable to common stockholders	$387.8	$(67.0)	$320.8

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21. Stockholders’ Equity

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

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, plus any unutilized shares left from the July 2015 authorization. The 25.0 million shares represented an additional authorization of approximately 10% of our outstanding Common Stock. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. In fiscal 2023, we repurchased no shares of our Common Stock. In fiscal 2022, we repurchased approximately 12.6 million shares of our Common Stock for an aggregate cost of $597.5 million. In fiscal 2021, we repurchased approximately 2.5 million shares of our Common Stock for an aggregate cost of $125.1 million. The amount reflected as purchased in the consolidated statements of cash flows varies due to the timing of share settlement. As of September 30, 2023, we had approximately 29.0 million shares of Common Stock available for repurchase under the program, although we have indefinitely suspended the program in light of the proposed Transaction (and related restrictions imposed by the Transaction Agreement).

Note 22. Share-Based Compensation

Share-based Compensation Plans

At our Annual Meeting of Stockholders held on January 29, 2021, our stockholders approved the WestRock Company 2020 Incentive Stock Plan. The 2020 Incentive Stock Plan, as approved by our stockholders on January 28, 2022, allows for the granting of 8.4 million shares of options, restricted stock, restricted stock units and SARs to employees and our non-employee directors. As of September 30, 2023, there were 0.6 million shares available to be granted under this plan, assuming the performance stock units previously granted vest at maximum. At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company 2016 Incentive Stock Plan. The 2016 Incentive Stock Plan was amended and restated on February 2, 2018 (the “Amended and Restated 2016 Incentive Stock Plan”). The Amended and Restated 2016 Incentive Stock Plan, adjusted for a prior corporate action, allows for the granting of 12.8 million shares of options, restricted stock, restricted stock units and SARs to employees and our non-employee directors. As of September 30, 2023, there were 0.4 million shares available to be granted under this plan, assuming the performance stock units previously granted vest at maximum. In addition, there were 12.7 million shares available for grant under prior plans approved by stockholders and plans assumed upon mergers and acquisitions and we do not expect to make any new awards under those plans.

Our results of operations for the fiscal years ended September 30, 2023, 2022 and 2021 include share-based compensation expense of $64.2 million, $93.3 million and $88.6 million, respectively. The total income tax benefit in the results of operations in connection with share-based compensation was $16.0 million, $23.3 million and $22.3 million, for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

Cash received from share-based payment arrangements for the fiscal years ended September 30, 2023, 2022 and 2021 was $13.7 million, $28.9 million and $57.5 million, respectively.

Restricted Stock and Restricted Stock Units

In fiscal 2023, we granted restricted stock units to non-employee directors and certain of our employees. These grants represent the right to receive one share of Common Stock upon satisfaction of specified conditions. The

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, achievement of various financial targets such as, with respect to fiscal 2023, Return on Invested Capital, Adjusted Earnings Per Share and relative Total Shareholder Return (each as defined in the award documents). Subject to the level of performance attained, the target award for our grants with a performance or market condition generally may increase up to 200% of target or decrease to zero depending upon the terms of the individual grant. The employee grants with only a service condition generally vest over three years in one-third increments subsequent to fiscal 2021. The employee grants with only a service condition in fiscal 2021 and employee grants with a performance or market condition generally vest in three years. Presently, other than circumstances such as death, disability and retirement, the grants to employees generally include a provision requiring both a change of control and termination of employment to accelerate vesting. The grantee is entitled to receive dividend equivalent units but will generally forfeit the restricted stock unit award and the dividend equivalents if the employee separates from us during the vesting period or if the predetermined goals are not accomplished. Our non-employee director awards generally vest over a period of up to one year and carry a service condition. Prior to fiscal 2022, our non-employee directors received their equity awards in the form of restricted stock, which carried dividend and voting rights prior to vesting.

The table below summarizes the changes in restricted stock units during the fiscal year ended September 30, 2023:

	Units	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2022 (1)	4,900,629	$43.73
Granted	3,066,748	35.22
Vested and released	(2,131,067)	40.91
Forfeited	(558,177)	41.23
Outstanding at September 30, 2023 (1)	5,278,133	$40.19

(1)
Target awards granted with a performance condition, net of subsequent forfeitures, may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions, we are forecasting the performance of the aggregate outstanding grants to be attained at levels below target. However, actual performance may vary.

There was approximately $89.5 million of unrecognized compensation cost related to all unvested restricted stock units as of September 30, 2023 to be recognized over a weighted average remaining vesting period of 1.5 years.

The following table represents a summary of restricted stock units and restricted stock granted in fiscal 2023, 2022 and 2021 with terms defined in the applicable grant letters (in units/shares).

	2023	2022	2021
Granted to employees:
Granted with a service condition	1,419,255	1,159,255	1,009,387
Granted with a service condition and a Return on Invested Capital performance condition at target	540,425	394,655	—
Granted with a service condition and a Cash Flow Per Share performance condition at target	—	464,485	798,490
Granted with a service condition and an Adjusted Earnings Per Share performance condition at target	644,755	—	—
Granted with a service condition and a relative Total Shareholder Return market condition at target	69,560	45,470	127,050
Granted for attainment of a performance condition at an amount in excess of target (1)	341,590	263,918	—
Granted for annual bonus (2)	—	—	126,984
Granted to non-employee directors	51,163	37,771	42,482
Total grants	3,066,748	2,365,554	2,104,393

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
Grants include shares issued for the level of performance attained in excess of target. Shares issued in fiscal 2023 for the fiscal 2020 Cash Flow Per Share measure were at 151.8% of target. Shares issued in fiscal 2022 for the fiscal 2019 Cash Flow Per Share measure were at 151.3% of target. Shares issued in fiscal 2021 for the fiscal 2018 Cash Flow Per Share measure were at 89.3% of target, therefore, the remainder of the grant was forfeited.
(2)
Reflects shares issued at 105% of target in fiscal 2021 relating to fiscal 2020 restricted stock units granted for the annual bonus.

The employee grants with a relative Total Shareholder Return market condition in fiscal 2023 were valued using a Monte Carlo simulation at $39.72 per unit. The significant assumptions used in valuing these grants included: an expected term of 3.0 years, an expected volatility of 47.2% and a risk-free interest rate of 4.0%.

The employee grants with a relative Total Shareholder Return market condition in fiscal 2022 were valued using a Monte Carlo simulation at $60.83 per unit. The significant assumptions used in valuing these grants included: an expected term of 3.0 years, an expected volatility of 46.7% and a risk-free interest rate of 1.5%.

The employee grants with a relative Total Shareholder Return market condition in fiscal 2021 were valued using a Monte Carlo simulation at $53.69 per unit. The significant assumptions used in valuing these grants included: an expected term of 3.0 years, an expected volatility of 46.2% and a risk-free interest rate of 0.2%. In addition, we had a subsequent grant for an individual valued using a Monte Carlo simulation at $70.80 per unit, using an expected term of 2.9 years, an expected volatility of 47.0% and a risk-free rate of 0.3%.

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

The following table represents a summary of restricted stock units and restricted stock vested and released as well as the corresponding aggregate fair value in fiscal 2023, 2022 and 2021 (in millions, except units/shares):

	2023	2022	2021
Vested and released	2,131,067	1,512,550	3,194,223
Aggregate fair value	$72.6	$68.7	$125.1

Stock Options and Stock Appreciation Rights

We did not grant any stock options or SARs in fiscal 2023, 2022 and 2021. Outstanding stock options granted under our plans generally have an exercise price equal to the closing market price on the date of the grant, generally vested in three years, in either one tranche or in approximately one-third increments, and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Presently, other than circumstances such as death, disability and retirement, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

When options are granted, we estimate the fair value of stock options granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historical annual dividend payments and current expectations for the future.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in stock options during the fiscal year ended September 30, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2022	1,082,925	$40.22
Exercised	(120,018)	28.83
Expired	(262,375)	40.04
Outstanding at September 30, 2023	700,532	$42.24	1.3	$2.0
Exercisable at September 30, 2023	700,532	$42.24	1.3	$2.0

The aggregate intrinsic value of options exercised during the years ended September 30, 2023, 2022 and 2021 was $0.8 million, $8.6 million and $29.1 million, respectively.

As of September 30, 2023, there was no remaining unrecognized compensation cost related to unvested stock options.

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. We measured compensation expense related to the SAR awards at the end of each period. There were no SARs outstanding during the year ended September 30, 2023, and we do not expect to issue additional SARs. The aggregate intrinsic value of SARs exercised during the years ended September 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively.

Employee Stock Purchase Plan

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the WestRock Company Employee Stock Purchase Plan (“ESPP”). Under the ESPP, shares of Common Stock are reserved for purchase by our qualifying employees. The ESPP allowed for the purchase of a total of approximately 2.5 million shares of Common Stock. During fiscal 2023, 2022 and 2021, employees purchased approximately 0.4 million, 0.3 million and 0.3 million shares, respectively, under the ESPP. We recognized $1.7 million, $1.8 million and $1.9 million of expense for fiscal 2023, 2022 and 2021, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2023, approximately 0.6 million shares of Common Stock remained available for purchase under the ESPP, although the ESPP will be suspended following the November 2023 purchase period in light of the proposed Transaction (and related obligations imposed by the Transaction Agreement).

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	September 30,
	2023	2022	2021
Numerator:
Net (loss) income attributable to common stockholders	$(1,649.0)	$944.6	$838.3
Less: Distributed and undistributed income available to participating securities	—	(0.1)	(0.2)
Distributed and undistributed (loss) income available to common stockholders	$(1,649.0)	$944.5	$838.1

Denominator:
Basic weighted average shares outstanding	255.9	259.5	265.2
Effect of dilutive stock options and non-participating securities	—	2.0	2.3
Diluted weighted average shares outstanding	255.9	261.5	267.5

Basic (loss) earnings per share attributable to common stockholders	$(6.44)	$3.64	$3.16

Diluted (loss) earnings per share attributable to common stockholders	$(6.44)	$3.61	$3.13

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

Approximately 2.5 million, 0.5 million and 0.5 million shares underlying awards in fiscal 2023, 2022 and 2021, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

WestRock Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WestRock Company (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 17, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment of the Corrugated Packaging Reporting Unit
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level on July 1 or more frequently if events or change in circumstances indicate that it is more likely than not to be impaired. This requires management to estimate the fair value of the reporting units based on the discounted cash flow method or, as appropriate, a combination of the discounted cash flow method and guideline public-company method. The Company performed an interim impairment test as of March 1, 2023, and recorded an impairment charge of $1,893.0 million, of which $514.3 million related to the Corrugated Packaging reporting unit. As of September 30, 2023, the Company’s goodwill balance totaled $4,248.7 million, of which $2,603.7 million related to the Corrugated Packaging reporting unit.

Auditing management’s goodwill impairment tests for the Corrugated Packaging reporting unit involved especially subjective judgments due to the significant estimation required in determining the fair value of the reporting unit. In particular, the estimates of the fair value for the Company’s Corrugated Packaging reporting unit are sensitive to assumptions such as the discount rate, earnings before interest, tax, depreciation and amortization (EBITDA) multiples for comparable guideline companies and expected future net cash flows, including projected revenue and EBITDA margins, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over the estimation of the fair values of the reporting unit, including the Company’s controls over the valuation model, the mathematical accuracy of the valuation models, the development of underlying assumptions used to estimate such fair values of the reporting unit and the clerical accuracy of the interim impairment charge. We also tested management’s review of the reconciliation of the aggregate estimated fair values of the reporting units to the market capitalization of the Company.

To test the estimated fair values of the Company’s Corrugated Packaging reporting unit, our audit procedures included, among others, assessing the valuation methodology, determination of the guideline public companies, and the underlying data used by the Company in its analysis, including testing the significant assumptions discussed above. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model and other relevant factors. We assessed the historical accuracy of management’s assumptions of future expected net cash flows and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting unit that would result from changes in the assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used in determining the fair values of the reporting unit.

Uncertain Tax Positions
Description of the Matter

As discussed in Note 7 to the consolidated financial statements, the Company has unrecognized income tax benefits of $405.1 million related to its uncertain tax positions at September 30, 2023. The Company uses significant judgment in (1) determining whether a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination, and (2) in measuring the tax benefit as the largest amount of benefit which is more likely than not to be realized upon ultimate settlement. The Company does not record any benefit for tax positions that do not meet the more-likely-than-not initial recognition threshold.

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

To test the Company’s measurement and recording of its uncertain tax positions, our audit procedures included, among others, inspecting the Company’s analysis and related tax opinions to evaluate the assumptions the Company used to develop its uncertain tax positions and related unrecognized income tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used by the Company to calculate its uncertain tax positions. For example, we compared the recorded unrecognized income tax benefits to similar positions in prior periods and assessed management’s consideration of current tax controversy and litigation trends in similar positions challenged by tax authorities. In addition, we involved tax subject matter resources to evaluate the application of relevant tax laws in the Company’s recognition determination. We also evaluated the Company’s income tax disclosures in relation to these matters included in Note 7 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s or its predecessor’s auditor since at least 1975, but we are unable to determine the specific year.

Atlanta, Georgia

November 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

WestRock Company

Opinion on Internal Control Over Financial Reporting

We have audited WestRock Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WestRock Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gondi S.A. de C.V. (“Gondi”), which is included in the 2023 consolidated financial statements of the Company and constituted $2.7 billion of total assets as of September 30, 2023 and $1.1 billion of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Gondi.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 17, 2023, expressed an unqualified opinion thereon.

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

November 17, 2023

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

Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code(s) of conduct adopted by our board of directors that is applicable to all officers and employees of our Company and subsidiaries, as well as a code of conduct that is applicable to all of our directors.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2023 included all of our operations other than those we acquired in fiscal 2023 related to the Mexico Acquisition. In accordance with the SEC's published guidance, we excluded these operations from our assessment of internal control over financial reporting as of September 30, 2023, because we acquired these operations during the fiscal year. Total assets as of September 30, 2023 and total revenues for the year ending September 30, 2023 for the operations acquired in the Mexico Acquisition were $2.7 billion and $1.1 billion, respectively. The SEC's published guidance specifies that the period in which management may omit an assessment of an acquired business's internal control over financial reporting from its assessment of the Company's internal control may not extend beyond one year from the date of acquisition. Based on our assessment, which as discussed herein excluded the operations acquired in the Mexico Acquisition, management believes that we maintained effective internal control over financial reporting as of September 30, 2023. Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our board of directors. Ernst & Young LLP has audited and reported on the consolidated financial statements of WestRock Company, and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report.

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the NYSE listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have full access to the Audit Committee. Our Audit Committee’s Report will be contained in our definitive proxy statement issued in connection with our 2024 annual meeting of stockholders and is incorporated herein by reference.

DAVID B. SEWELL,
Chief Executive Officer and President

ALEXANDER W. PEASE,
Executive Vice President and Chief Financial Officer
November 17, 2023

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms and to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2022, we completed the Mexico Acquisition. Subsequent to the Mexico Acquisition, we have begun controls assessment and integration activities. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information. In accordance with the SEC's published guidance, we excluded these operations from our assessment of internal control over financial reporting as of September 30, 2023, because we acquired these operations during the current fiscal year. The SEC's published guidance specifies that the period in which management may omit an assessment of an acquired business's internal control over financial reporting from its assessment of the Company's internal control may not extend beyond one year from the date of acquisition.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting during the quarter ended September 30, 2023. In connection with that evaluation, we have determined that there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

Identification of Executive Officers

The executive officers of the Company are as follows as of November 12, 2023:

Name	Age	Position Held
David B. Sewell	55	Chief Executive Officer and President
Alexander W. Pease	52	Executive Vice President and Chief Financial Officer
Patrick M. Kivits	56	President, Corrugated Packaging
John L. O’Neal	56	President, Global Paper
Samuel W. Shoemaker	61	President, Consumer Packaging
Thomas M. Stigers	60	President, Mill Operations
Vicki L. Lostetter	64	Chief Human Resources Officer
Julia A. McConnell	54	Senior Vice President and Chief Accounting Officer
Denise R. Singleton	61	Executive Vice President, General Counsel and Secretary

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

See Part I, Item 1. “Available Information” of this Form 10-K for information about our Code of Ethical Conduct for our Chief Executive Officer and Senior Financial Officers, including that any amendments to, or waiver from, any provision of such code required to be disclosed will be posted on our website. The remainder of the information required by this item will be contained in our definitive proxy statement issued in connection with our 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this item will be contained in our definitive proxy statement issued in connection with our 2024 annual meeting of stockholders and is incorporated herein by reference.

The table below shows information with respect to all of our equity compensation plans as of September 30, 2023:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (c)
2020 Incentive Stock Plan	7,052,739	$—	621,743
2016 Incentive Stock Plan	1,352,134	$3.61	434,937
2004 Incentive Stock Plan (1)	108,070	$52.46	3,368,688
2005 Performance Incentive Plan (1)	343,661	$49.29	9,313,574
KapStone Incentive Stock Plan	85,796	$24.47	—
2016 Employee Stock Purchase Plan	—	$—	622,491

(1)
We do not expect to make additional grants of awards under these plans.
(2)
Includes 2,299,844 shares for the 2020 Incentive Stock Plan and 425,497 shares for the 2016 Incentive Stock Plan that may be issued pursuant to outstanding performance stock units as of September 30, 2023 assuming the achievement of performance conditions at maximum. However, based on current facts and assumptions, we are forecasting the performance of the aggregate outstanding grants in the 2020 Incentive Stock Plan and 2016 Incentive Stock Plan to be attained at levels below target.
(3)
For the 2020 Incentive Stock Plan, the 2016 Incentive Stock Plan and the KapStone Incentive Stock Plan, the amounts include restricted stock units and/or performance share stock units, which do not have exercise prices. There are no outstanding options under the 2020 Incentive Stock Plan; therefore, the weighted-average exercise price is zero. The weighted average exercise price of outstanding options at September 30, 2023 was $29.80 for the 2016 Incentive Stock Plan and $24.70 for the KapStone Incentive Stock Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2024 annual meeting of stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2024 annual meeting of stockholders and is incorporated herein by reference.

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

3. Exhibits.

See separate Index to Exhibits attached hereto and incorporated herein.

(b) See Item 15(a)(3) and separate Index to Exhibits attached hereto and incorporated herein.

(c) Not applicable.

Item 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

^2.1

Transaction Agreement, dated September 12, 2023, by and among Smurfit Kappa, WestRock and Smurfit Kappa Merger Sub, Inc. and ListCo Limited (incorporated by reference to Exhibit 2.1 of WestRock’s Current Report on Form 8-K filed on September 12, 2023).

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

4.1(a)

Indenture, dated as of August 24, 2017, by and among WestRock Company, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

4.1(b)

First Supplemental Indenture, dated as of August 24, 2017, to the Indenture dated as of August 24, 2017, by and among WestRock Company, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

4.1(c)

Second Supplemental Indenture, dated as of March 6, 2018, to the Indenture dated as of August 24, 2017, by and among WestRock Company, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on March 6, 2018).

4.1(d)

Third Supplemental Indenture, dated as of November 2, 2018, to the Indenture dated as of August 24, 2017, among WRKCo, RKT, MWV and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 of WestRock’s Current Report on Form 8-K filed on November 5, 2018).

4.1(e)	Fourth Supplemental Indenture, dated as of September 22, 2023, to the Indenture dated as of August 24, 2017, among WRKCo, WestRock Company, RKT, MWV and The Bank of New York Mellon, as trustee.

4.1(f)	Fifth Supplemental Indenture, dated as of September 26, 2023, to the Indenture dated as of August 24, 2017, between WRKCo and The Bank of New York Mellon, as trustee.

4.2(a)

Indenture, dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, MWV, RKT, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

4.2(b)

First Supplemental Indenture, dated as of December 3, 2018, to the Indenture dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on December 3, 2018).

4.2(c)

Second Supplemental Indenture, dated as of May 20, 2019, by and among WRKCo Inc., WestRock Company, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock Company’s Current Report on Form 8-K filed on May 20, 2019).

4.2(d)	Third Supplemental Indenture, dated as of June 3, 2020, to the Indenture dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, MWV, RKT and The Bank of New York

Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the WestRock’s Current Report on Form 8-K filed on June 3, 2020).

4.2(e)

Fourth Supplemental Indenture, dated as of September 26, 2023, to the Indenture dated as of December 3, 2018, by and among WRKCo Inc., WestRock Company, MWV, RKT and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

*10.7	WestRock Company Deferred Compensation Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.7 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2022).

*10.8(a)	WestRock Company 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

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

*10.10	Form of Executive Officer Change in Control Severance Agreement (incorporated by reference to Exhibit 99.1 of WestRock’s Current Report on Form 8-K filed on March 11, 2022).

*^10.11	WestRock Company Executive Severance Plan, effective September 30, 2022 (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on October 6, 2022).

*+10.12	Form of Executive Officer Equity Award Agreement (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

*10.13	Form of Director Equity Award Agreement (incorporated by reference to Exhibit 10.3 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

^10.14(a)

Sixth Amended and Restated Receivables Sale Agreement, dated as of July 22, 2016, among WestRock Financial, Inc., and certain other subsidiaries of WestRock Company (incorporated by reference to Exhibit 10.20 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2016).

^10.14(b)

Amendment No. 1, dated as of May 2, 2019, to the Sixth Amended and Restated Receivables Sale Agreement, among WestRock Financial, Inc., and certain other subsidiaries of Westrock Company, (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.14(c)

Amendment No. 2, dated as of September 29, 2023, to the Sixth Amended and Restated Receivables Sale Agreement, among WestRock Financial, Inc. and certain other subsidiaries of Westrock Company, as originators.

^10.15

Amendment No. 4, dated as of February 28, 2021, to the Eighth Amended and Restated Credit and Security Agreement among WestRock Financial Inc., WestRock Converting, LLC, the lenders and co-agents from time to time party thereto and Coöperatieve Rabobank, U.A. (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on March 1, 2023).

+10.16	Agreement for the Purchasing and Servicing of Receivables, dated as of September 11, 2023, among WestRock Company, various WestRock Company subsidiaries, and Coöperatieve Rabobank, U.A.

^10.17(a)

Credit Agreement dated as of July 7, 2022, among WestRock Company, as a guarantor, WRKCo Inc., as, WestRock Company of Canada Corp./Compagnie WestRock du Canada Corp., WRK Luxembourg S.à r.l., certain subsidiaries of WestRock Company, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent and multicurrency agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on July 11, 2022).

^10.17(b)

Amendment No. 1 to Credit Agreement, dated as of August 18, 2022, among WestRock Company, certain subsidiaries of WestRock Company, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.1 of WestRock’s Current Report on Form 8-K filed on August 24, 2022).

10.17(c)

Amendment No. 2 to Credit Agreement, dated as of September 27, 2023, among WestRock Company, certain subsidiaries of WestRock Company, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

^10.18(a)	Amended and Restated Credit Agreement dated as of July 7, 2022, among WestRock Company, WestRock Southeast, LLC, the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on July 11, 2022).

10.18(b)

First Amendment to Credit Agreement, dated as of September 27, 2023 among WestRock Company, WestRock Southeast, LLC, the other subsidiaries of the Company from time to time party thereto, the lenders and voting participants from time to time party thereto and CoBank, ACB, as administrative agent.

^10.19(a)

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

10.19(b)

First Amendment to Credit Agreement, dated as of September 27, 2023 among WRK Luxembourg S.à r.l., Multi Packaging Solutions Limited, the lenders from time to time party thereto and Coöperatieve Rabobank U.A., New York Branch, as administrative agent.

10.20

Ninth Amended and Restated Performance Undertaking, dated as of March 12, 2021, by WestRock Company in favor of WestRock Financial Inc (incorporated by reference to Exhibit 10.19 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2022).

10.21

Form of Dealer Agreement among WestRock Company, WRKCo Inc., RKT, MWV and the Dealer party thereto (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on December 10, 2018).

21	Subsidiaries of the Registrant.

22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by David B. Sewell, Chief Executive Officer and President of WestRock Company.

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

+ Certain identified information has been excluded from this exhibit because it is not material and is of the type that the Company treats as private or confidential.

^ Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

# In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTROCK COMPANY

Dated:	November 17, 2023	By:	/s/ DAVID B. SEWELL
David B. Sewell
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID B. SEWELL	Chief Executive Officer and President	November 17, 2023
David B. Sewell	(Principal Executive Officer), Director

/s/ ALEXANDER W. PEASE	Executive Vice President and Chief Financial Officer	November 17, 2023
Alexander W. Pease	(Principal Financial Officer)

/s/ JULIA A. MCCONNELL	Senior Vice President and Chief Accounting Officer	November 17, 2023
Julia A. McConnell	(Principal Accounting Officer)

/s/ ALAN D. WILSON	Director, Chair of the Board	November 17, 2023
Alan D. Wilson

/s/ COLLEEN F. ARNOLD	Director	November 17, 2023
Colleen F. Arnold

/s/ TIMOTHY J. BERNLOHR	Director	November 17, 2023
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 17, 2023
J. Powell Brown

/s/ TERRELL K. CREWS	Director	November 17, 2023
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 17, 2023
Russell M. Currey

/s/ SUZAN F. HARRISON	Director	November 17, 2023
Suzan F. Harrison

/s/ GRACIA C. MARTORE	Director	November 17, 2023
Gracia C. Martore

/s/ JAMES E. NEVELS	Director	November 17, 2023
James E. Nevels

/s/ E. JEAN SAVAGE	Director	November 17, 2023
E. Jean Savage

/s/ DMITRI L. STOCKTON	Director	November 17, 2023
Dmitri L. Stockton