Form 10-Q
period 2023-12-31
WestRock Co
filed 2024-02-02
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 19, 2024
Common Stock, $0.01 par value	256,966,731

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2023	2022

Net sales	$4,620.0	$4,923.1
Cost of goods sold	3,861.2	4,157.1
Gross profit	758.8	766.0
Selling, general and administrative expense excluding intangible amortization	527.1	479.1
Selling, general and administrative intangible amortization expense	82.0	86.6
Restructuring and other costs, net	65.5	32.1
Operating profit	84.2	168.2
Interest expense, net	(101.4)	(97.3)
Pension and other postretirement non-service income (cost)	0.2	(5.0)
Other (expense) income, net	(4.7)	25.2
Equity in income (loss) of unconsolidated entities	4.2	(36.0)
Gain on sale of RTS and Chattanooga	0.5	—
(Loss) income before income taxes	(17.0)	55.1
Income tax expense	(5.7)	(8.3)
Consolidated net (loss) income	(22.7)	46.8
Less: Net loss (income) attributable to noncontrolling interests	0.3	(1.5)
Net (loss) income attributable to common stockholders	$(22.4)	$45.3

Basic (loss) earnings per share attributable to common stockholders	$(0.09)	$0.18
Diluted (loss) earnings per share attributable to common stockholders	$(0.09)	$0.18

Basic weighted average shares outstanding	257.0	254.7
Diluted weighted average shares outstanding	257.0	256.7

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2023	2022

Consolidated net (loss) income	$(22.7)	$46.8
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gain	158.8	117.5
Reclassification of previously unrealized net foreign currency loss upon consolidation of equity investment	—	29.0
Derivatives:
Deferred loss on cash flow hedges	(11.6)	(21.8)
Reclassification adjustment of net loss on cash flow hedges included in earnings	3.9	9.9
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension and postretirement cost	4.9	9.7
Amortization and curtailment recognition of prior service cost, included in pension and postretirement cost	1.1	1.4
Other comprehensive income, net of tax	157.1	145.7
Comprehensive income	134.4	192.5
Less: Comprehensive loss (income) attributable to noncontrolling interests	0.3	(1.8)
Comprehensive income attributable to common stockholders	$134.7	$190.7

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	December 31, 2023	September 30, 2023

ASSETS
Current assets:
Cash and cash equivalents	$488.1	$393.4
Accounts receivable (net of allowances of $58.6 and $60.2)	2,439.9	2,591.9
Inventories	2,391.3	2,331.5
Other current assets (amount related to SPEs of $0 and $862.1)	739.2	1,584.8
Assets held for sale	87.6	91.5
Total current assets	6,146.1	6,993.1
Property, plant and equipment, net	11,230.2	11,063.2
Goodwill	4,270.2	4,248.7
Intangibles, net	2,507.3	2,576.2
Prepaid pension asset	629.5	618.3
Other noncurrent assets (amount related to SPEs of $383.5 and $382.7)	1,962.9	1,944.2
Total Assets	$26,746.2	$27,443.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$462.3	$533.0
Accounts payable	2,159.2	2,123.9
Accrued compensation and benefits	415.4	524.9
Other current liabilities (amount related to SPEs of $0 and $776.7)	931.9	1,737.6
Total current liabilities	3,968.8	4,919.4
Long-term debt due after one year	8,235.9	8,050.9
Pension liabilities, net of current portion	194.7	191.2
Postretirement benefit liabilities, net of current portion	100.9	99.1
Deferred income taxes	2,254.4	2,433.2
Other noncurrent liabilities (amount related to SPEs of $330.7 and $330.2)	1,826.9	1,652.2
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 257.0 million and 256.4 million shares outstanding at December 31, 2023 and September 30, 2023, respectively	2.6	2.6
Capital in excess of par value	10,710.2	10,698.5
Retained earnings	176.5	278.2
Accumulated other comprehensive loss	(741.5)	(898.6)
Total stockholders’ equity	10,147.8	10,080.7
Noncontrolling interests	16.8	17.0
Total equity	10,164.6	10,097.7
Total Liabilities and Equity	$26,746.2	$27,443.7

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended
	December 31,
(In millions, except per share data)	2023	2022

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	256.4	254.4
Issuance of common stock, net of stock received for tax withholdings	0.6	0.2
Balance at end of period	257.0	254.6
Common Stock:
Balance at beginning of period	$2.6	$2.5
Balance at end of period	2.6	2.5
Capital in Excess of Par Value:
Balance at beginning of period	10,698.5	10,639.4
Compensation expense under share-based plans	8.4	9.6
Issuance of common stock, net of stock received for tax withholdings	3.3	3.6
Balance at end of period	10,710.2	10,652.6
Retained Earnings:
Balance at beginning of period	278.2	2,214.4
Net (loss) income attributable to common stockholders	(22.4)	45.3
Dividends declared (per share - $0.3025 and $0.275) (1)	(79.3)	(71.4)
Balance at end of period	176.5	2,188.3
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(898.6)	(1,454.3)
Other comprehensive income, net of tax	157.1	145.4
Balance at end of period	(741.5)	(1,308.9)
Total Stockholders’ equity	10,147.8	11,534.5
Noncontrolling Interests: (2)
Balance at beginning of period	17.0	17.7
Net (loss) income	(0.3)	0.1
Adjustments to noncontrolling interests	0.1	—
Balance at end of period	16.8	17.8
Total equity	$10,164.6	$11,552.3

(1)
Includes cash dividends and dividend equivalent units on certain equity awards.
(2)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the consolidated balance sheets.

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In millions)	2023	2022

Operating activities:
Consolidated net (loss) income	$(22.7)	$46.8
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	381.8	373.2
Deferred income tax benefit	(23.3)	(19.5)
Share-based compensation expense	7.3	9.6
Pension and other postretirement cost (income), net of contributions	0.5	3.6
Cash surrender value increase in excess of premiums paid	(17.4)	(13.1)
Equity in (income) loss of unconsolidated entities	(4.2)	36.0
Gain on sale of RTS and Chattanooga	(0.5)	—
Gain on sale of businesses	—	(11.1)
Other impairment adjustments	(4.8)	(0.7)
Gain on disposal of assets, net	(2.3)	(1.7)
Other, net	(2.0)	0.7
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	181.5	284.9
Inventories	(25.7)	(53.8)
Other assets	(73.5)	(64.3)
Accounts payable	(23.5)	(113.9)
Income taxes	10.8	0.2
Accrued liabilities and other	(107.0)	(211.0)
Net cash provided by operating activities	275.0	265.9
Investing activities:
Capital expenditures	(247.3)	(282.2)
Cash paid for purchase of businesses, net of cash received	—	(853.5)
Proceeds from settlement of Timber Note related to SPEs	860.0	—
Proceeds from corporate owned life insurance	3.1	2.2
Proceeds from sale of businesses	0.5	25.9
Proceeds from currency forward contracts	—	23.2
Proceeds from the sale of unconsolidated entities	1.0	—
Proceeds from sale of property, plant and equipment	8.3	4.5
Other, net	(0.2)	(0.3)
Net cash provided by (used for) investing activities	625.4	(1,080.2)
Financing activities:
Additions to revolving credit facilities	—	20.8
Repayments of revolving credit facilities	—	(126.9)
Additions to debt	102.3	1,527.9
Repayments of debt	(35.0)	(648.8)
Changes in commercial paper, net	(34.7)	301.5
Other debt additions (repayments), net	16.5	(23.6)
Repayment of Timber Loan related to SPEs	(774.0)	—
Cash dividends paid to stockholders	(77.6)	(70.0)
Other, net	(1.5)	2.0
Net cash (used for) provided by financing activities	(804.0)	982.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(5.7)
Changes in cash, cash equivalents and restricted cash in assets held-for-sale	—	(7.9)
Increase in cash, cash equivalents and restricted cash	94.7	155.0
Cash, cash equivalents and restricted cash at beginning of period	393.4	260.2
Cash, cash equivalents and restricted cash at end of period	$488.1	$415.2

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

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our independent registered public accounting firm has not audited the accompanying interim financial statements. We derived the consolidated balance sheet at September 30, 2023 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “Fiscal 2023 Form 10-K”). In the opinion of management, all normal recurring adjustments necessary for the fair presentation of the consolidated financial statements have been included for the interim periods reported.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they omit certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2023 Form 10-K. The results for the three months ended December 31, 2023 are not necessarily indicative of results that may be expected for the full year.

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

The Transaction Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that (a) pursuant to a scheme of arrangement (the “Scheme”) each issued ordinary share of Smurfit Kappa (the “Smurfit Kappa Shares”) will be exchanged for one ordinary share of ListCo (a “ListCo Share”), as a result of which Smurfit Kappa will become a wholly owned subsidiary of ListCo, and (b) following the implementation of the Scheme, Merger Sub will merge with and into the Company (the “Merger” and, together with the Scheme, the “Transaction”), with the Company surviving the Merger as a wholly owned subsidiary of ListCo. As a result of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Common Stock”), with certain exceptions, will be converted into the right to receive one ListCo Share and $5.00 in cash. All shares owned by the Company, any Company subsidiary, Smurfit Kappa, Merger Sub or any of their respective subsidiaries will be cancelled and will cease to exist, and no consideration will be delivered in exchange therefor.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The Transaction Agreement also provides a mechanism for converting outstanding Company equity awards to ListCo awards. The Transaction is expected to close in early July 2024, conditional upon regulatory approvals, shareholder approvals and satisfaction of other closing conditions. We expect that the ListCo shares will be (i) registered under the Securities Exchange Act of 1934, as amended, and listed on the New York Stock Exchange (“NYSE”) and (ii) listed on the Standard Listing segment of the Official List of the Financial Conduct Authority and admitted to trading on the main market for listed securities of the London Stock Exchange. Shares of our Common Stock will be delisted from the NYSE and deregistered under the Exchange Act.

The Transaction is subject to certain conditions set forth in the Transaction Agreement, including, but not limited to: certain regulatory clearances, approval by the shareholders and stockholders of both companies (the approval of the Scheme by 75% or more in value of the Smurfit Kappa Shares held by such shareholders of Smurfit Kappa that are present and voting at the Court Meeting (as defined in the Transaction Agreement), and the affirmative vote of the holders of a majority of the outstanding shares of Company Common Stock), the registration statement for the offer of ListCo Shares being declared effective by the SEC and the approval of the ListCo Shares for listing on the NYSE.

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

Significant Accounting Policies

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for a summary of our significant accounting policies.

Supplier Finance Program Obligations

We maintain supplier finance programs whereby we have entered into payment processing agreements with certain financial institutions. These agreements allow participating suppliers to track payment obligations from WestRock, and if voluntarily elected by the supplier, to sell payment obligations from WestRock to financial institutions at a discounted price. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program, and we do not reimburse suppliers for any costs they incur for participation in the program. We have not pledged any assets as security or provided any guarantees as part of the programs. We have no economic interest in our suppliers’ decisions to participate in the programs. Our responsibility is limited to making payment in full to the respective financial institution according to the terms originally negotiated with the supplier, which generally do not exceed 120 days. WestRock or the financial institutions may terminate the agreements upon 30 or 90 days’ notice.

The outstanding payment obligations to financial institutions under these programs were $436.1 million and $425.8 million as of December 31, 2023 and September 30, 2023, respectively. These obligations are classified as accounts payable within the consolidated balance sheets.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Recent Accounting Developments

New Accounting Standards — Recently Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This ASU requires that all entities that use supplier finance programs in connection with the purchase of goods and services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for us), except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for us), each with early adoption permitted. We adopted the provisions of this ASU beginning October 1, 2023, other than the rollforward disclosure requirement which we will adopt in fiscal 2025. The adoption did not have a material impact on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”. This ASU expands and clarifies the portfolio layer method for fair value hedges of interest rate risk. This ASU is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for us), including interim periods therein, with early adoption permitted. We adopted the provisions of this ASU beginning October 1, 2023. The adoption of this ASU did not have a material impact on our consolidated financial statements.

New Accounting Standards — Recently Issued

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU expands disclosures in an entity's income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. This update is effective for fiscal years beginning after December 15, 2024 (fiscal 2026 for us). All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. We are evaluating the impact of this ASU.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. This ASU expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The updates will be applied retrospectively to all periods presented in financial statements. This ASU is effective for annual periods beginning after December 15, 2023 (fiscal 2025 for us), and for interim periods beginning after December 15, 2024 (fiscal 2026 for us). Early adoption is permitted. We are evaluating the impact of this ASU.

Note 2. Revenue Recognition

Disaggregated Revenue

Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” requires that we disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The tables below disaggregate our revenue by geographical market and product type (segment). Net sales are attributed to geographical markets based on our selling location. See “Note 7. Segment Information” for additional information.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize our disaggregated revenue by primary geographical markets (in millions):

	Three Months Ended December 31, 2023
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$1,796.4	$593.8	$820.5	$248.1	$(61.0)	$3,397.8
Latin America	485.4	6.1	23.5	40.4	(4.1)	551.3
Canada	135.1	116.7	51.1	1.2	(0.7)	303.4
EMEA (1)	3.0	270.9	11.9	—	(1.4)	284.4
Asia Pacific	—	71.8	11.3	—	—	83.1
Total	$2,419.9	$1,059.3	$918.3	$289.7	$(67.2)	$4,620.0

(1)
Europe, Middle East and Africa ("EMEA")

	Three Months Ended December 31, 2022
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$1,973.5	$703.0	$1,022.7	$276.7	$(71.5)	$3,904.4
Latin America	225.5	51.7	33.6	41.4	(1.3)	350.9
Canada	137.1	123.7	45.5	3.4	(1.5)	308.2
EMEA	1.3	259.9	11.1	—	(0.1)	272.2
Asia Pacific	—	76.7	10.7	—	—	87.4
Total	$2,337.4	$1,215.0	$1,123.6	$321.5	$(74.4)	$4,923.1

Revenue Contract Balances

Our contract assets relate to the manufacturing of certain products that have no alternative use to us, with right to payment for performance completed to date on these products, including a reasonable profit. Contract assets are reduced when the customer takes title to the goods and assumes the risks and rewards for the goods. Contract liabilities represent obligations to transfer goods or services to a customer for which we have received consideration. Contract liabilities are reduced once control of the goods is transferred to the customer.

The opening and closing balances of our contract assets and contract liabilities are as follows. Contract assets and contract liabilities are reported within Other current assets and Other current liabilities, respectively, on the consolidated balance sheets (in millions).

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning balance - October 1, 2023	$241.7	$13.5
Increase (decrease)	9.4	(2.6)
Ending balance - December 31, 2023	$251.1	$10.9

Note 3. Acquisitions

When we obtain control of a business by acquiring its net assets, or some or all of its equity interest, we account for those acquisitions in accordance with ASC 805, “Business Combinations” (“ASC 805”). The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date.

Mexico Acquisition

On December 1, 2022, we completed the Mexico Acquisition. The acquiree is a leading integrated producer of fiber-based sustainable packaging solutions that operates four paper mills, nine corrugated packaging plants and six high graphic plants throughout Mexico, producing sustainable packaging for a wide range of end markets in the

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

In connection with the transaction, in the first quarter of fiscal 2023, we recognized a $46.8 million non-cash, pre-tax loss (or $24.6 million after release of a related deferred tax liability) on our original 32.3% investment. The loss is reflected in the Equity in income (loss) of unconsolidated entities line item in our consolidated statements of operations and included the write-off of historical foreign currency translation adjustments previously recorded in Accumulated other comprehensive loss in our consolidated balance sheet, as well as the difference between the fair value of the consideration paid and the carrying value of our prior ownership interest. The fair value of our previously held interest in the joint venture was estimated to be $403.7 million at the acquisition date based on the cash consideration exchanged for acquiring the 67.7% of equity interest adjusted for the deemed payment of a control premium. This step-acquisition provided us with 100% control, and we met the other requirements under ASC 805 for the transaction to be accounted for using the acquisition method of accounting. We have included the financial results of the acquired operations in our Corrugated Packaging segment. Post acquisition, sales to the operations acquired in the Mexico Acquisition are eliminated from our Global Paper segment results.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Mexico Acquisition by major class of assets and liabilities as of the acquisition date, as well as adjustments made during the one year period from the acquisition date (referred to as “measurement period adjustments”) (in millions):

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

(1)
The measurement period adjustments did not have a significant impact on our consolidated statements of operations in any period.
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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Transaction costs to acquire the Mexico Acquisition are expensed as incurred and recorded within Restructuring and other costs, net. See “Note 4. Restructuring and Other Costs, Net” for additional information.

Note 4. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net of $65.5 million for the three months ended December 31, 2023 and $32.1 million for the three months ended December 31, 2022. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs, net in more detail below.

The following table summarizes our Restructuring and other costs, net (in millions):

	Three Months Ended
	December 31,
	2023	2022
Restructuring	$62.7	$15.4
Other	2.8	16.7
Restructuring and other costs, net	$65.5	$32.1

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

The numbers in the table below, particularly in the cumulative and total expected columns, also include various impairments and other charges associated with our fiscal 2022 decisions to permanently cease operations at our Panama City, FL mill and to permanently close the corrugated medium manufacturing operations at the St. Paul, MN mill. See “Note 5. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for additional information.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

the benefit of each reportable segment that ultimately sells the associated paper and packaging products to our external customers.

The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three months ended December 31, 2023 and 2022, the cumulative recorded amount since we started the initiatives and our estimates of the total charges we expect to incur (in millions). These estimates are subject to a number of assumptions, and actual results may differ.

	Three Months Ended
	December 31,
	2023	2022	Cumulative	Total Expected
Corrugated Packaging
PP&E and related costs	$0.3	$(0.9)	$12.7	$12.7
Severance and other employee costs	4.5	1.7	23.2	23.3
Other restructuring costs	3.2	0.1	10.9	33.0
Restructuring total	$8.0	$0.9	$46.8	$69.0

Consumer Packaging
PP&E and related costs	$0.7	$—	$5.0	$5.0
Severance and other employee costs	18.6	6.4	46.3	47.8
Other restructuring costs	1.6	(0.3)	8.3	17.1
Restructuring total	$20.9	$6.1	$59.6	$69.9

Global Paper
PP&E and related costs	$(4.1)	$(1.1)	$951.6	$951.6
Severance and other employee costs	(5.1)	(0.2)	36.9	37.9
Other restructuring costs	44.0	6.0	168.8	268.0
Restructuring total	$34.8	$4.7	$1,157.3	$1,257.5

Distribution
Severance and other employee costs	$(0.1)	$—	$1.7	$1.7
Other restructuring costs	(2.8)	—	8.2	10.5
Restructuring total	$(2.9)	$—	$9.9	$12.2

Corporate
PP&E and related costs	$—	$0.4	$2.6	$2.6
Severance and other employee costs	0.3	2.2	7.5	7.5
Other restructuring costs	1.6	1.1	19.6	23.7
Restructuring total	$1.9	$3.7	$29.7	$33.8

Total
PP&E and related costs	$(3.1)	$(1.6)	$971.9	$971.9
Severance and other employee costs	18.2	10.1	115.6	118.2
Other restructuring costs	47.6	6.9	215.8	352.3
Restructuring total	$62.7	$15.4	$1,303.3	$1,442.4

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended
	December 31,
	2023	2022
Acquisition costs	$1.9	$11.0
Integration costs	0.6	4.3
Divestiture costs	0.3	1.4
Other total	$2.8	$16.7

Acquisition costs in fiscal 2024 and 2023 in the table above primarily include transaction costs related to the Transaction and the Mexico Acquisition, respectively.

Accruals

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our consolidated statements of operations (in millions):

	Three Months Ended
	December 31,
	2023	2022
Accrual at beginning of fiscal year	$55.5	$25.2
Additional accruals	22.1	11.6
Payments	(15.0)	(13.7)
Adjustment to accruals	(4.0)	(1.7)
Foreign currency rate changes and other	0.4	—
Accrual at December 31	$59.0	$21.4

Reconciliation of accruals and charges to restructuring and other costs, net (in millions):

	Three Months Ended
	December 31,
	2023	2022
Additional accruals and adjustments to accruals (see table above)	$18.1	$9.9
PP&E and related costs	(3.1)	(1.6)
Severance and other employee costs	0.2	0.1
Acquisition costs	1.9	11.0
Integration costs	0.6	4.3
Divestiture costs	0.3	1.4
Other restructuring costs	47.5	7.0
Total restructuring and other costs, net	$65.5	$32.1

Note 5. Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, and nearly all of our remaining U.S. salaried and U.S. non-union hourly employees accruing benefits ceased accruing benefits as of December 31, 2020. In addition, we participate in several multiemployer pension plans (“MEPP” or “MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements and have participated in other MEPPs in the past. We also have supplemental

Notes to Consolidated Financial Statements (Unaudited) (Continued)

executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. See “Note 6. Retirement Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for more information regarding our involvement with retirement plans.

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including potential withdrawal liabilities. In fiscal 2018, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and recorded a withdrawal liability and a liability for our proportionate share of PIUMPF’s accumulated funding deficiency. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF's accumulated funding deficiency. In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency along with interest, liquidated damages and attorney's fees. We believe we are adequately reserved for this matter. See “Note 6. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for additional information on our MEPPs and see “Note 16. Commitments and Contingencies — Other Litigation” for additional information on the litigation.

At December 31, 2023 and September 30, 2023, we had recorded withdrawal liabilities of $203.7 million and $203.2 million, respectively, including liabilities associated with PIUMPF's accumulated funding deficiency demands.

Pension and Postretirement Cost

The following table presents a summary of the components of net pension cost (in millions):

	Three Months Ended
	December 31,
	2023	2022
Service cost	$6.6	$7.5
Interest cost	65.5	63.7
Expected return on plan assets	(76.0)	(75.8)
Amortization of net actuarial loss	8.1	14.5
Amortization of prior service cost	1.7	2.1
Company defined benefit plan cost	5.9	12.0
Multiemployer and other plans	0.4	0.3
Net pension cost	$6.3	$12.3

The non-service elements of our pension and postretirement cost set forth in this Note 5 are reflected in the consolidated statements of operations line item “Pension and other postretirement non-service income (cost)”. The service cost components are reflected in “Cost of goods sold” and “Selling, general and administrative expense excluding intangible amortization” line items.

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended
	December 31,
	2023	2022
Service cost	$0.2	$0.2
Interest cost	1.9	1.8
Amortization of net actuarial gain	(1.3)	(1.1)
Amortization of prior service credit	(0.1)	(0.2)
Net postretirement cost	$0.7	$0.7

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Employer Contributions

During the three months ended December 31, 2023, we made contributions to our qualified and supplemental defined benefit pension plans of $4.3 million and for the three months ended December 31, 2022 we made contributions of $7.6 million.

During the three months ended December 31, 2023, we funded an aggregate of $1.8 million to our other postretirement benefit plans and for the three months ended December 31, 2022, we funded an aggregate of $1.5 million.

Note 6. Income Taxes

The effective tax rate for the three months ended December 31, 2023 was (33.5)% due to the loss. The effective tax rates were impacted by (i) the inclusion of state taxes, (ii) interest accrued on uncertain tax benefits, (iii) income derived from certain foreign jurisdictions subject to higher tax rates and (iv) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by research and development and other tax credits.

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

During the three months ended December 31, 2023 and December 31, 2022, cash paid for income taxes, net of refunds, was $19.3 million and $28.6 million, respectively.

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. We do not believe the provisions of the Inflation Reduction Act that became effective in fiscal 2024 will have a material impact on our financial results.

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

Adjusted EBITDA is our measure of segment profitability in accordance with ASC 280, “Segment Reporting” (“ASC 280”) because it is used by our chief operating decision maker ("CODM") to make decisions regarding allocation of resources and to assess segment performance. Certain items are not allocated to our operating

Notes to Consolidated Financial Statements (Unaudited) (Continued)

segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pre-tax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: restructuring and other costs, net, non-allocated expenses, interest expense, net, other (expense) income, net, gain on sale of RTS and Chattanooga, and other adjustments - each as outlined in the table below ("Adjusted EBITDA"). Management believes excluding these items is useful in the evaluation of operating performance from period to period because these items are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments.

The tables in this Note 7 show selected financial data for our reportable segments (in millions):

	Three Months Ended
	December 31,
	2023	2022
Net sales (aggregate):
Corrugated Packaging	$2,419.9	$2,337.4
Consumer Packaging	1,059.3	1,215.0
Global Paper	918.3	1,123.6
Distribution	289.7	321.5
Total	$4,687.2	$4,997.5
Less net sales (intersegment):
Corrugated Packaging	$59.2	$68.4
Consumer Packaging	5.3	4.7
Distribution	2.7	1.3
Total	$67.2	$74.4
Net sales (unaffiliated customers):
Corrugated Packaging	$2,360.7	$2,269.0
Consumer Packaging	1,054.0	1,210.3
Global Paper	918.3	1,123.6
Distribution	287.0	320.2
Total	$4,620.0	$4,923.1
Adjusted EBITDA:
Corrugated Packaging	$327.8	$329.4
Consumer Packaging	166.2	183.3
Global Paper	118.4	157.3
Distribution	9.0	10.8
Total	621.4	680.8
Depreciation, depletion and amortization	(381.8)	(373.2)
Restructuring and other costs, net	(65.5)	(32.1)
Non-allocated expenses	(50.7)	(28.7)
Interest expense, net	(101.4)	(97.3)
Other (expense) income, net	(4.7)	25.2
Gain on sale of RTS and Chattanooga	0.5	—
Other adjustments	(34.8)	(119.6)
Income (loss) before income taxes	$(17.0)	$55.1

See “Note 4. Restructuring and Other Costs, Net” for additional information on how the Restructuring and other costs, net relate to our reportable segments.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Additional selected financial data (in millions):

	Three Months Ended
	December 31,
	2023	2022
Depreciation, depletion and amortization:
Corrugated Packaging	$205.3	$192.2
Consumer Packaging	86.5	84.1
Global Paper	81.1	89.1
Distribution	7.3	6.9
Corporate	1.6	0.9
Total	$381.8	$373.2

Other adjustments:
Corrugated Packaging	$5.1	$49.8
Consumer Packaging	3.6	31.6
Global Paper	1.5	17.5
Distribution	(0.3)	—
Corporate	24.9	20.7
Total	$34.8	$119.6

Equity in income (loss) of unconsolidated entities:
Corrugated Packaging	$3.2	$(35.8)
Consumer Packaging	—	—
Global Paper	1.0	(0.2)
Total	$4.2	$(36.0)

Other adjustments in the table above for the three months ended December 31, 2023 consist primarily of:

•
business systems transformation costs in Corporate of $24.9 million, and
•
losses at facilities in the process of being closed of $9.1 million (excluding depreciation and amortization), split across our segments.

Other adjustments in the table above for the three months ended December 31, 2022 consist primarily of:

•
a $46.8 million non-cash, pre-tax loss in the Corrugated Packaging segment related to the Mexico Acquisition as discussed in “Note 3. Acquisitions”,
•
incremental work stoppage costs at our Mahrt mill of $31.3 million pre-tax in our Consumer Packaging segment and $10.3 million pre-tax in our Global Paper segment,
•
business systems transformation costs in Corporate of $20.2 million, and
•
acquisition accounting inventory-related adjustments of $5.5 million and $3.0 million in the Global Paper and Corrugated Packaging segments, respectively.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 8. Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended
	December 31,
	2023	2022
Interest expense	$(139.5)	$(118.9)
Interest income	38.1	21.6
Interest expense, net	$(101.4)	$(97.3)

Cash paid for interest, net of amounts capitalized, was $93.2 million and $68.1 million during the three months ended December 31, 2023 and December 31, 2022, respectively.

Note 9. Inventories

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

The components of inventories were as follows (in millions):

	December 31, 2023	September 30, 2023
Finished goods and work in process	$1,083.8	$1,044.9
Raw materials	1,045.8	1,049.8
Spare parts and supplies	601.7	578.2
Inventories at FIFO cost	2,731.3	2,672.9
LIFO reserve	(340.0)	(341.4)
Net inventories	$2,391.3	$2,331.5

Note 10. Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	December 31, 2023	September 30, 2023
Property, plant and equipment at cost:
Land and buildings	$3,099.3	$2,994.7
Machinery and equipment	18,026.7	17,682.4
Forestlands	113.3	105.2
Transportation equipment	27.9	27.3
Leasehold improvements	100.9	98.8
Construction in progress	927.4	967.8
	22,295.5	21,876.2
Less: accumulated depreciation, depletion and amortization	(11,065.3)	(10,813.0)
Property, plant and equipment, net	$11,230.2	$11,063.2

Accrued additions to property, plant and equipment at December 31, 2023 and September 30, 2023 were $188.4 million and $165.2 million, respectively.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 11. Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. We have not changed the valuation techniques for measuring the fair value of any financial assets or liabilities during the fiscal year. See “Note 13. Fair Value” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for more information. We disclose the fair value of our long-term debt in “Note 12. Debt”. We disclose the fair value of our derivative instruments in “Note 14. Derivatives” and our restricted assets and non-recourse liabilities held by special purpose entities in “Note 15. Special Purpose Entities”. We disclose the fair value of our pension and postretirement assets and liabilities in “Note 6. Retirement Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K.

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

Nonrecurring Fair Value Measurements

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they become subject to fair value remeasurement upon obtaining control due to a step-up acquisition or when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, right-of-use (“ROU”) assets related to operating or finance leases, and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. See “Note 4. Restructuring and Other Costs, Net” for impairments associated with restructuring activities presented as “PP&E and related costs”. During the three months ended December 31, 2023 and 2022, we did not have any significant nonfinancial assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Accounts Receivable Monetization Agreements

On September 11, 2023, we terminated our existing $700.0 million accounts receivable monetization facility to sell to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts. On the same date, we entered into a new replacement $700.0 million facility (the “Monetization Agreement”) with Coöperatieve Rabobank U.A., New York Branch, as purchaser, (“Rabo”) on substantially the same terms as the former agreement. The Monetization Agreement provides for, among other things, (i) an extension of the scheduled amortization termination date until September 13, 2024, and (ii) the ability to effectuate the Transaction without any additional consent from Rabo or the triggering of a notification event under the Monetization Agreement. The terms of the Monetization Agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. Transfers under the Monetization Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing” (“ASC 860”). We pay a monthly yield on investment to Rabo at a rate equal to adjusted Term SOFR plus a margin on the outstanding amount of Rabo’s investment.

We also have a similar $110.0 million facility that was amended on December 2, 2022 to extend the term through December 4, 2023 and to include certain general revisions. The facility was again amended on December 4, 2023 to include certain fee and other general revisions, including the extension of the term through December 4, 2024 and the ability to effectuate the Transaction without any additional consent from the counterparty. The facility purchase limit was unchanged and the facility remains uncommitted.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The customers from these facilities are not included in the Receivables Securitization Facility (as hereinafter defined) that is discussed in “Note 12. Debt”.

The following table presents a summary of these accounts receivable monetization agreements for the three months ended December 31, 2023 and December 31, 2022 (in millions):

	Three Months Ended
	December 31,
	2023	2022
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(673.2)	(734.0)
Receivables collected by financial institutions	667.5	715.4
Cash proceeds from financial institutions	5.7	18.6
Receivable from financial institutions at December 31	$—	$—

Receivables sold under these accounts receivable monetization agreements as of the respective balance sheet dates were approximately $697.8 million and $692.2 million as of December 31, 2023 and September 30, 2023, respectively.

Cash proceeds related to the receivables sold are included in Net cash provided by operating activities in the consolidated statements of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $12.3 million for the three months ended December 31, 2023, and $10.9 million for the three months ended December 31, 2022, and is recorded in “Other (expense) income, net” in the consolidated statements of operations. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Note 12. Debt

Our outstanding indebtedness consists primarily of public bonds and borrowings under credit facilities. The public bonds issued by WRKCo Inc. ("WRKCo") and WestRock MWV, LLC (“MWV”) are guaranteed by WestRock Company and certain of its subsidiaries. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt and to the obligations of our non-debtor/guarantor subsidiaries. The industrial development bonds associated with the finance lease obligations of MWV are guaranteed by WestRock Company and certain of its subsidiaries. At December 31, 2023, all of our debt was unsecured with the exception of our Receivables Securitization Facility (as defined below) and finance lease obligations.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table shows the carrying value of the individual components of our debt (in millions):

	December 31, 2023	September 30, 2023
Public bonds due fiscal 2025 to 2028	$2,939.4	$2,938.6
Public bonds due fiscal 2029 to 2033	2,735.9	2,739.5
Public bonds due fiscal 2037 to 2047	177.2	177.3
Revolving credit and swing facilities	43.6	32.0
Term loan facilities	1,347.7	1,347.4
Receivables securitization	525.0	425.0
Commercial paper	249.2	283.9
International and other debt	48.4	61.9
Finance lease obligations	521.2	472.6
Vendor financing and commercial card programs	110.6	105.7
Total debt	8,698.2	8,583.9
Less: current portion of debt	462.3	533.0
Long-term debt due after one year	$8,235.9	$8,050.9

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with these covenants as required by these facilities and were in compliance with them as of December 31, 2023.

The estimated fair value of our debt was approximately $8.5 billion as of December 31, 2023 and $8.1 billion at September 30, 2023. The fair value of our long-term debt is categorized as level 2 within the fair value hierarchy and either is primarily based on quoted prices for those or similar instruments in a less active market, or approximates their carrying amount, as the variable interest rates reprice frequently at observable current market rates.

See “Note 14. Debt” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for additional information on our debt, including interest rates on that debt.

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

Revolving Credit Facilities

Revolving Credit Facility

On July 7, 2022, we entered into a credit agreement (the "Revolving Credit Agreement") that included a five-year senior unsecured revolving credit facility in an aggregate amount of $2.3 billion, consisting of a $1.8 billion U.S. revolving facility and a $500 million multicurrency revolving facility (collectively, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and multicurrency agent. The Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Revolving Credit Agreement. We amended the Revolving Credit Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder. At December 31, 2023 and September 30, 2023, there were no amounts outstanding under the facility.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

European Revolving Credit Facilities

On July 7, 2022, we entered into a credit agreement (the "European Revolving Credit Agreement") with Rabo, as administrative agent. The European Revolving Credit Agreement provides for a three-year senior unsecured revolving credit facility in an aggregate amount of €700.0 million and includes an incremental €100.0 million accordion feature (the “European Revolving Credit Facility”). The European Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the European Revolving Credit Agreement. We amended the European Revolving Credit Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder. At December 31, 2023 and September 30, 2023, there were no amounts outstanding under the facility.

Term Loan Facilities

Farm Loan Credit Facility

On July 7, 2022, we amended and restated the prior credit agreement (the “Farm Credit Facility Agreement”) with CoBank, ACB, as administrative agent. The Farm Credit Facility Agreement provides for a seven-year senior unsecured term loan facility in an aggregate principal amount of $600 million (the “Farm Credit Facility”). At any time, we have the ability to request an increase in the principal amount by up to $400 million by written notice. The Farm Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Farm Credit Facility Agreement. We amended the Farm Credit Facility Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder. The carrying value of this facility at December 31, 2023 and September 30, 2023 was $598.5 million and $598.4 million, respectively.

Delayed Draw Term Facility

On August 18, 2022, we amended the Revolving Credit Agreement (the “Amended Credit Agreement”) to add a three-year senior unsecured delayed draw term loan facility with an aggregate principal amount of up to $1.0 billion (the “Delayed Draw Term Facility”) that could be drawn in a single draw through May 31, 2023. On November 28, 2022, in connection with the Mexico Acquisition, we drew upon the facility in full. The Delayed Draw Term Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Amended Credit Agreement. We have the option to extend the maturity date by one year with full lender consent. The one-year maturity extension would cost a fee of 20 basis points. We amended the Amended Credit Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder. The carrying value of this facility at December 31, 2023 and September 30, 2023 was $749.2 million and $749.0 million, respectively.

Receivables Securitization Facility

On February 28, 2023, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), primarily to extend the maturity to February 27, 2026 and to complete the transition from LIBOR to Term SOFR. At December 31, 2023 and September 30, 2023, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $612.9 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2023 and September 30, 2023 were approximately $1,024.1 million and $1,177.6 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. We amended the Receivables Securitization Facility on September 29, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder. At December 31, 2023 and September 30, 2023, there was $525.0 million and $425.0 million borrowed under this facility, respectively.

Commercial Paper

On December 7, 2018, we established an unsecured commercial paper program with WRKCo as the issuer. Under the program, we may issue senior short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed,

Notes to Consolidated Financial Statements (Unaudited) (Continued)

repaid and re-borrowed from time to time. At December 31, 2023 and September 30, 2023, there was $249.2 million and $283.9 million issued, respectively.

Note 13. Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $111.2 million during the three months ended December 31, 2023. Our total lease cost, net was $97.3 million during the three months ended December 31, 2022. We obtained $11.4 million and $53.6 million of ROU assets in exchange for lease liabilities for operating leases during the three months ended December 31, 2023 and 2022, respectively. Additionally, we obtained $92.7 million of ROU assets in exchange for lease liabilities for finance leases during the three months ended December 31, 2023 and none in the three months ended December 31, 2022.

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Consolidated Balance Sheet Caption	December 31, 2023	September 30, 2023
Operating leases:
Operating lease right-of-use asset	Other noncurrent assets	$622.2	$648.5

Current operating lease liabilities	Other current liabilities	$195.5	$202.4
Noncurrent operating lease liabilities	Other noncurrent liabilities	477.4	499.7
Total operating lease liabilities		$672.9	$702.1

Finance leases:
Property, plant and equipment		$453.5	$400.6
Accumulated depreciation		(65.7)	(105.3)
Property, plant and equipment, net		$387.8	$295.3

Current finance lease liabilities	Current portion of debt	$25.9	$62.9
Noncurrent finance lease liabilities	Long-term debt due after one year	495.3	409.7
Total finance lease liabilities		$521.2	$472.6

Our finance lease portfolio includes certain assets that are either fully depreciated or transferred for which the lease arrangement requires a one-time principal repayment on the maturity date of the lease obligation.

Note 14. Derivatives

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

For financial derivative instruments that are not designated as accounting hedges, the entire change in fair value of the financial instrument is reported immediately in current period earnings.

The following table sets forth the outstanding notional amounts related to our derivative instruments (in millions):

	Metric	December 31, 2023	September 30, 2023
Designated cash flow hedges:
Natural gas commodity contracts	MMBtu	20.4	22.0

The following table sets forth the location and fair values of our derivative instruments (in millions):

	Consolidated Balance Sheet Caption	December 31, 2023	September 30, 2023
Designated cash flow hedges:
Natural gas commodity contracts	Other current liabilities (1)	$16.6	$6.3
(1)
At December 31, 2023 and September 30, 2023, liability positions by counterparty were partially offset by $0.2 million and $0.2 million, respectively, of asset positions where we had an enforceable right of netting.

The following table sets forth gains (losses) recognized in accumulated other comprehensive loss, net of tax for cash flow hedges (in millions):

	Three Months Ended
	December 31,
	2023	2022
Natural gas commodity contracts	$(7.7)	$(11.9)

The following table sets forth amounts of gains (losses) recognized in the consolidated statements of operations for cash flow hedges reclassified from accumulated other comprehensive loss (in millions):

		Three Months Ended
		December 31,
	Consolidated Statement of Operations Caption	2023	2022
Natural gas commodity contracts	Cost of goods sold	$(5.2)	$(13.2)

The following table sets forth amounts of gains (losses) recognized in the consolidated statements of operations for derivatives not designated as hedges (in millions):

		Three Months Ended
		December 31,
	Consolidated Statement of Operations Caption	2023	2022
Foreign currency contracts	Other (expense) income, net	$—	$19.7

Note 15. Special Purpose Entities

Pursuant to the sale of certain forestlands in 2007 and 2013, special purpose entities (“SPEs”) received and WestRock assumed upon the strategic combination of Rock-Tenn Company and MeadWestvaco Corporation's respective businesses, certain installment notes receivable (“Timber Notes”), and using these installment notes as collateral, the special purpose entities received proceeds under secured financing agreements (“Non-recourse Liabilities”). See “Note 17. Special Purpose Entities” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for additional information.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The restricted assets and non-recourse liabilities held by special purpose entities are included in the consolidated balance sheets in the following (in millions):

	December 31, 2023	September 30, 2023
Other current assets	$—	$862.1
Other noncurrent assets	$383.5	$382.7

Other current liabilities	$—	$776.7
Other noncurrent liabilities	$330.7	$330.2

The decrease in Other current assets and Other current liabilities subsequent to September 30, 2023 reflects the collection of an installment note receivable of $860 million and payment of a secured financing liability of $774 million in December 2023. This resulted in a receipt of $88.1 million, net of interest and other items, from the related special purpose entity to the Company.

The carrying value of the remaining restricted asset and non-recourse liability as of December 31, 2023 approximates fair value due to their floating rates. As of September 30, 2023, the aggregate fair value of the Timber Notes and Non-recourse Liabilities was $1,257.2 million and $1,112.4 million, respectively. Fair values of the Timber Notes and Non-recourse Liabilities are classified as level 2 within the fair value hierarchy.

The restricted assets and non-recourse liabilities have the following activity (in millions):

	Three Months Ended
	December 31,
	2023	2022
Interest income on Timber Notes (1)	$12.3	$13.1
Interest expense on Timber Loans (1)	$10.6	$11.7
Cash receipts on Timber Notes (2)	$32.2	$24.9
Cash payments on Timber Loans (2)	$28.6	$23.4

(1)
Presented in Interest expense, net on the accompanying Consolidated Statements of Operations.
(2)
Included as part of operating cash flows on the accompanying Consolidated Statements of Cash Flows.

Note 16. Commitments and Contingencies

Environmental

Environmental compliance requirements are a significant factor affecting our business. Our manufacturing processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities. We have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations. Changes in these laws, as well as litigation relating to these laws, could result in more stringent or additional environmental compliance obligations for the Company that may require additional capital investments or increase our operating costs.

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

We face potential liability under federal, state, local and international laws as a result of releases of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws, including Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). Based on information known to us and assumptions, we do not believe that the costs of any ongoing investigation and remediation projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations, including investigation or remediation triggered by the closures or sales of former manufacturing facilities may necessitate, and/or natural resources damages at these or other sites in the future, could impact our results of operations, financial condition or cash flows.

See “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for information related to environmental matters.

As of December 31, 2023, we had $9.4 million reserved for environmental liabilities on an undiscounted basis, of which $3.3 million is included in Other noncurrent liabilities and $6.1 million is included in Other current liabilities, on the consolidated balance sheets, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liabilities for these matters was adequately reserved at December 31, 2023.

Climate Change

Climate change presents risks and uncertainties for us. Unpredictable weather patterns or extended periods of severe weather may result in interruptions to our manufacturing operations, as well as supply chain disruptions and increased material costs, such as through impacts to virgin fiber supplies and prices, which may fluctuate during prolonged periods of heavy rain or drought, during tree disease or insect epidemics or other environmental conditions that may be caused by variations in climate conditions. To the extent that severe weather or other climate-related risks materialize, and we are unprepared for them, we may incur unexpected costs, which could have a material effect on our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

Responses to climate change may result in regulatory risks as new laws and regulations aimed at reducing greenhouse gas (“GHG”) emissions come into effect. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we monitor developments in climate-related laws, regulations and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations. Compliance with climate programs may require future expenditures to meet GHG emission reduction obligations in future years.

See “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for information related to climate change.

Brazil Tax Liability

We are challenging claims by the Brazil Federal Revenue Department that we underpaid tax, penalties and interest associated with a claim that a subsidiary of MeadWestvaco Corporation (the predecessor of MWV) had reduced its tax liability related to the goodwill generated by the 2002 merger of two of its Brazilian subsidiaries. The matter has proceeded through the Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to 2012. The tax and interest claim relating to tax years 2009 to 2012 was finalized and is now the subject of an annulment action we filed in the Brazil federal court. CARF notified us of its final decision regarding the tax, penalties and interest claims relating to tax years 2003 to 2008 on June 3, 2020. We have filed an annulment action in Brazil federal court with respect to that decision as well. The dispute related to fraud penalties for tax years 2009 to 2012 was resolved by CARF in favor of WestRock effective January 23, 2023.

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$723 million ($149 million) as of December 31, 2023, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, which excludes certain penalties, is included in the unrecognized tax benefits table in our Fiscal 2023 Form 10-K; see “Note 7. Income Taxes” of the

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Notes to Consolidated Financial Statements in the Fiscal 2023 Form 10-K for additional information. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Other Litigation

During fiscal 2018, we submitted formal notification to withdraw from the PIUMPF and recorded a liability associated with the withdrawal. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF's accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We began making monthly payments for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. We dispute the accumulated funding deficiency demands. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency, including interest. The subsidiary for which we received the updated demand letter was sold in September 2023. In July 2021, the PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney's fees. We believe we are adequately reserved for this matter. See “Note 6. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for additional information regarding our withdrawal liabilities.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2023, there were approximately 575 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings or matters could have an adverse effect on our results of operations, financial condition or cash flows. At December 31, 2023, we had $14.7 million reserved for these matters.

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

See “Note 19. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for information related to our previously recorded estimated recoveries.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business transactions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of December 31, 2023, we had recorded $0.8 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 17. Equity and Other Comprehensive Income

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our outstanding Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, representing approximately 10% of our outstanding Common Stock, plus any unutilized shares left from the July 2015 authorization. We have indefinitely suspended the program in light of the proposed Transaction (and related restrictions imposed by the Transaction Agreement). In the three months ended December 31, 2023 and 2022, we had no share repurchases under these programs.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended December 31, 2023 and December 31, 2022 (in millions):

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2023	$(4.9)	$(572.0)	$(321.7)	$(898.6)
Other comprehensive (loss) income before reclassifications	(11.6)	—	158.8	147.2
Amounts reclassified from accumulated other comprehensive loss	3.9	6.0	—	9.9
Net current period other comprehensive (loss) income	(7.7)	6.0	158.8	157.1
Balance at December 31, 2023	$(12.6)	$(566.0)	$(162.9)	$(741.5)

(1)
All amounts are net of tax and noncontrolling interests.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Deferred (Loss) Income on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2022	$(9.1)	$(741.6)	$(703.6)	$(1,454.3)
Other comprehensive (loss) income before reclassifications	(21.8)	—	117.2	95.4
Amounts reclassified from accumulated other comprehensive loss	9.9	11.1	29.0	50.0
Net current period other comprehensive (loss) income	(11.9)	11.1	146.2	145.4
Balance at December 31, 2022	$(21.0)	$(730.5)	$(557.4)	$(1,308.9)

(1)
All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 28% to 29% for the three months ended December 31, 2023 and 27% to 28% for the three months ended December 31, 2022. Although we are impacted by the exchange rates of a number of currencies to varying degrees by period, our foreign currency translation adjustments recorded in accumulated other comprehensive loss for the three months ended December 31, 2023 were primarily due to gains in the Mexican Peso, Brazilian Real, Canadian dollar and British Pound, each against the U.S. dollar. Foreign currency translation adjustments recorded in accumulated other comprehensive loss for the three months ended December 31, 2022 were primarily due to gains in the British Pound, Brazilian Real, Mexican Peso, Polish Zloty, Czech Koruna and Canadian dollar, each against the U.S. dollar.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2023			December 31, 2022
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(6.8)	$1.9	$(4.9)	$(13.3)	$3.6	$(9.7)
Prior service costs (2)	(1.5)	0.4	(1.1)	(1.9)	0.5	(1.4)
Subtotal defined benefit plans	(8.3)	2.3	(6.0)	(15.2)	4.1	(11.1)

Foreign currency translation adjustments: (1)
Recognition of previously unrealized net foreign currency loss upon consolidation of equity investment (3)	—	—	—	(29.0)	—	(29.0)

Derivative Instruments: (1)
Natural gas commodity hedge loss (4)	(5.2)	1.3	(3.9)	(13.2)	3.3	(9.9)

Total reclassifications for the period	$(13.5)	$3.6	$(9.9)	$(57.4)	$7.4	$(50.0)

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 18. Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (in millions, except per share data):

	Three Months Ended
	December 31,
	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(22.4)	$45.3

Denominator:
Basic weighted average shares outstanding	257.0	254.7
Effect of dilutive stock options and non- participating securities	—	2.0
Diluted weighted average shares outstanding	257.0	256.7

Basic (loss) earnings per share attributable to common stockholders	$(0.09)	$0.18
Diluted (loss) earnings per share attributable to common stockholders	$(0.09)	$0.18

Approximately 2.1 million and 1.0 million shares underlying awards in the three months ended December 31, 2023 and 2022, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included herein and our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2023, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of the Fiscal 2023 Form 10-K. The following discussion includes certain non-GAAP financial measures. See our reconciliations of non-GAAP financial measures in the “Definitions and Non-GAAP Financial Measures” section below.

OVERVIEW

We are a multinational provider of sustainable fiber-based paper and packaging solutions. We partner with our customers to provide differentiated, sustainable paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia.

Presentation

We report our financial results of operations in four reportable segments: Corrugated Packaging, Consumer Packaging, Global Paper and Distribution. Adjusted EBITDA is our measure of segment profitability in accordance with ASC 280, because it is the measure used by our CODM to make decisions regarding allocation of resources and to assess segment performance. See “Note 7. Segment Information” for additional information.

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

In addition, in fiscal 2023, we divested our interior partitions converting operations and sold our Chattanooga, TN uncoated recycled paperboard mill, sold our ownership interest in an unconsolidated displays joint venture, sold our Seven Hills mill joint venture in Lynchburg, VA, and sold our Eaton, IN, and Aurora, IL uncoated recycled paperboard mills. These divestitures align with our commitment to optimize our portfolio and focus our strategy on key end markets. See “Note 1. Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional information.

In fiscal 2023, we announced our plan to permanently cease operating our Tacoma, WA and North Charleston, SC containerboard mills and recorded various impairment and other charges associated with the closures. These mills ceased production in September 2023 and June 2023, respectively. By closing these mills, significant capital that would have been required to keep the mills competitive in the future is expected to be deployed to improve key assets. See “Note 4. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements for additional information.

Transaction Agreement with Smurfit Kappa

On September 12, 2023, we entered into Transaction Agreement with Smurfit Kappa. As a result of the proposed Transaction, each share of Common Stock, with certain exceptions, will be converted into the right to receive one ListCo Share and $5.00 in cash. The Transaction is expected to close in early July 2024, conditional upon regulatory approvals, shareholder approvals and satisfaction of other closing conditions. See “Note 1. Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional information.

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

The expenses expected to be adjusted from Net (loss) income attributable to common stockholders ("Net Income") are expensed as incurred during the implementation of software applications and other enabling technologies, and do not include deferred or capitalized costs, depreciation and/or amortization, and costs to support or maintain these software applications or systems once they are in productive use. During the investment period, the normal level of spend associated with non-transformative programs is expected to be maintained and these expenses will not be adjusted in our non-GAAP measures. The items adjusted from Net Income will also be adjusted in our presentation of Consolidated Adjusted EBITDA.

We expect approximately half of the estimated $0.5 to $0.6 billion investment will represent incremental operating costs to be adjusted in our Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share non-GAAP measures over the course of the project, with substantially all such costs being recorded within Selling, general and administrative expense (“SG&A”) in the consolidated statements of operations. These non-GAAP adjustments would not include any cash operating costs that are expected to continue to recur after the business systems transformation project is completed.

In fiscal 2023, we invested $138 million in our business systems transformation; $91 million of this amount was expensed as incurred within SG&A, including amortization, and $47 million was deferred or capitalized. Of the amount expensed, $79 million, or 87%, was adjusted from Net Income for our non-GAAP measures. The deferred and capitalized costs are being amortized as the project is deployed.

In fiscal 2024, we expect the aggregate investment in our business systems transformation to be approximately $0.2 billion. We expect approximately $0.1 billion to be expensed when incurred, of which approximately 80% would be adjusted from Net Income for our non-GAAP financial measures. Approximately $0.1 billion is expected to be deferred or capitalized and amortized over future periods as the project is deployed. The level of spending in the current fiscal year may increase or decrease depending on the timing of the various waves of deployment, which may be impacted by the timing of the Transaction.

EXECUTIVE SUMMARY

Net sales of $4.6 billion for the first quarter of fiscal 2024 decreased $303.1 million, or 6.2%, compared to the first quarter of fiscal 2023. This decrease was primarily due to lower volumes excluding the Mexico Acquisition, lower selling price/mix and lower sales due to prior year mill and interior partition divestitures. These items were partially offset by increased sales due to the Mexico Acquisition and favorable foreign exchange rates.

Net loss attributable to common stockholders was $22.4 million for the first quarter of fiscal 2024 compared to net income of $45.3 million in the first quarter of fiscal 2023. The $67.7 million decrease was primarily driven by lower selling price/mix, the impact of increased economic downtime and prior year mill closures, lower volumes excluding the Mexico Acquisition and higher restructuring and other costs, net. These costs were partially offset by increased cost savings and the additional two months of contribution from the Mexico Acquisition.

The prior year quarter was also impacted by the Mahrt mill work stoppage and a non-cash loss related to the Mexico Acquisition that were partially offset by a gain on foreign currency exchange contract derivatives entered into in anticipation of the Mexico Acquisition and a gain on sale of two URB mills. The Mexico Acquisition non-cash loss primarily relates to the non-cash write-off of prior foreign currency translation adjustments recorded in accumulated other comprehensive loss, as well as the difference between the fair value of the consideration paid and the carrying value of our prior ownership interest. Consolidated Adjusted EBITDA of $570.7 million for the first quarter of fiscal 2024 decreased $81.4 million, or 12.5%, from $652.1 million in the first quarter of fiscal 2023 primarily due to lower Adjusted EBITDA for each of the Global Paper and Consumer Packaging segments.

In the three months ended December 31, 2023 and 2022, loss per diluted share was $0.09 and earnings per diluted share were $0.18 respectively. Adjusted Earnings Per Diluted Share were $0.20 and $0.55 in the three months ended December 31, 2023 and 2022, respectively. See the discussion and tables under “Definitions and Non-GAAP Financial Measures” below with respect to Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share.

Net cash provided by operating activities in the three months ended December 31, 2023 and December 31, 2022 was $275.0 million and $265.9 million, respectively. The $9.1 million increase was primarily due to $120.5 million of reduced working capital usage compared to the prior year period, partially offset by lower earnings. During the three months ended December 31, 2023, we invested $247.3 million in capital expenditures and returned $77.6 million in capital to stockholders in dividend payments. During the three months ended December 31, 2023, debt increased $0.1 billion and was largely offset by an increase in cash and cash equivalents.

Expectations for the Second Quarter of Fiscal 2024

In the second quarter of fiscal 2024, we expect sequential improvement in consolidated volumes and continued realization of published price declines. We plan to continue balancing our supply with our customers’ demand. We expect sequentially higher energy and recycled fiber costs, and relatively flat virgin fiber, chemical and freight costs. In addition, the second quarter of fiscal 2024 will be negatively impacted by winter weather disruptions that occurred in January 2024.

A detailed review of our performance appears below under “Results of Operations”.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three months ended December 31, 2023 and December 31, 2022 (in millions):

	Three Months Ended
	December 31,
	2023	2022
Net sales	$4,620.0	$4,923.1
Cost of goods sold	3,861.2	4,157.1
Gross profit	758.8	766.0
Selling, general and administrative expense excluding intangible amortization	527.1	479.1
Selling, general and administrative intangible amortization expense	82.0	86.6
Restructuring and other costs, net	65.5	32.1
Operating profit	84.2	168.2
Interest expense, net	(101.4)	(97.3)
Pension and other postretirement non-service income (cost)	0.2	(5.0)
Other (expense) income, net	(4.7)	25.2
Equity in income (loss) of unconsolidated entities	4.2	(36.0)
Gain on sale of RTS and Chattanooga	0.5	—
(Loss) income before income taxes	(17.0)	55.1
Income tax expense	(5.7)	(8.3)
Consolidated net (loss) income	(22.7)	46.8
Less: Net loss (income) attributable to noncontrolling interests	0.3	(1.5)
Net (loss) income attributable to common stockholders	$(22.4)	$45.3

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023	$4,923.1	$5,277.6	$5,121.1	$4,988.2	$20,310.0
Fiscal 2024	$4,620.0
% Change	(6.2)%

Net sales in the first quarter of fiscal 2024 decreased $303.1 million compared to the first quarter of fiscal 2023. This decrease was primarily due to lower volumes excluding the Mexico Acquisition, lower selling price/mix and lower sales due to prior year mill and interior partition divestitures. These items were partially offset by increased sales due to the Mexico Acquisition and favorable foreign exchange rates.

See “Segment Information” below for detailed information regarding the change in net sales before intersegment eliminations by segment.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023	$4,157.1	$4,357.6	$4,100.6	$4,110.2	$16,725.5
(% of Net Sales)	84.4%	82.6%	80.1%	82.4%	82.4%

Fiscal 2024	$3,861.2
(% of Net Sales)	83.6%

The $295.9 million decrease in cost of goods sold in the first quarter of fiscal 2024 compared to the prior year quarter was primarily due to lower volumes, the impact of cost savings and relatively flat estimated net cost inflation.

The relatively flat net cost inflation consisted primarily of higher wage and other costs, recycled fiber costs and chemical costs, which were largely offset by lower energy costs including hedges, virgin fiber and freight costs.

See “Note 14. Derivatives” of the Notes to Consolidated Financial Statements for more information on our natural gas hedges. We discuss our operations in greater detail below for each reportable segment, as applicable.

Selling, General and Administrative Expense Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023	$479.1	$498.9	$541.5	$494.9	$2,014.4
(% of Net Sales)	9.7%	9.5%	10.6%	9.9%	9.9%

Fiscal 2024	$527.1
(% of Net Sales)	11.4%

SG&A excluding intangible amortization increased $48.0 million in the first quarter of fiscal 2024 compared to the prior year quarter. The increase was primarily due to $20.6 million related to the consolidation of the Mexico Acquisition that included two additional months in the current year quarter compared to the prior year quarter. In addition, we incurred $7.8 million of higher business systems transformation costs compared to the prior year quarter. Compared to the first quarter of fiscal 2023, and excluding the Mexico Acquisition and business systems transformation costs, we incurred $9.2 million of higher professional fees related to various initiatives.

Selling, General and Administrative Intangible Amortization Expense

SG&A intangible amortization expense was $82.0 million and $86.6 million in the first quarter of fiscal 2024 and 2023, respectively.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs, net of $65.5 million and $32.1 million in the first quarter of fiscal 2024 and 2023, respectively.

These amounts are not comparable since the timing and scope of the individual actions associated with a given restructuring, acquisition, integration or divestiture vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. While restructuring costs are not charged to our segments and, therefore, do not reduce each segment's Adjusted EBITDA, we highlight the segment to which the charges relate. See “Note 4. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements for additional information, including a description of the type of costs incurred. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is likely that we will engage in future restructuring activities.

Interest Expense, net

Interest expense, net for the first quarter of fiscal 2024 was $101.4 million compared to $97.3 million for the prior year quarter. Interest expense, net increased in the current year period primarily due to higher interest rates on debt in the current year period and increased average debt primarily associated with the Mexico Acquisition, which was partially offset by higher interest income. The first quarter of fiscal 2024 included three months of debt associated with the Mexico Acquisition instead of one month in the prior year quarter. See “Note 8. Interest Expense, Net” of the Notes to Consolidated Financial Statements for additional information.

Pension and Other Postretirement Non-Service Income (Cost)

Pension and other postretirement non-service income (cost) for the first quarter of fiscal 2024 was income of $0.2 million compared to cost of $5.0 million for the first quarter of fiscal 2023. The lower costs in fiscal 2024 are primarily the result of an actuarial gain in fiscal 2023. The actuarial gain was largely driven by reduced U.S. pension plan benefit obligations that were positively impacted in fiscal 2023 by a 61-basis point increase in the discount rate compared to the prior measurement date, and non-U.S. pension plan obligations that were positively impacted by a 73-basis point increase for the same period. Customary pension and other postretirement income (cost) are included in our segment results. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements for more information.

Other (Expense) Income, net

Other (expense) income, net for the first quarter of fiscal 2024 was expense of $4.7 million compared to income of $25.2 million in the first quarter of fiscal 2023. Other (expense) income, net, for the first quarter of fiscal 2024 compared to the prior year was lower primarily due to an unfavorable $17.9 million of other non-operating costs primarily due to a $19.7 million gain on foreign currency exchange contract derivatives entered into in anticipation of the Mexico Acquisition in the prior year quarter and an unfavorable $10.2 million related to the sale of businesses that was primarily due to an $11.1 million gain on the sale of our Eaton, IN, and Aurora, IL, uncoated recycled paperboard mills in the prior year period. In addition, we incurred an unfavorable $6.6 million impact of foreign currency and $1.4 million of increased expense in connection with the sale of receivables. These items were partially offset by a $6.2 million gain on sale of fixed assets, primarily for the sale of an airplane.

See “Note 11. Fair Value — Accounts Receivable Monetization Agreements” of the Notes to Consolidated Financial Statements for additional information on our sale of receivables and associated expenses.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities for the first quarter of fiscal 2024 was income of $4.2 million compared to a loss of $36.0 million for the first quarter of fiscal 2023. The loss in the first quarter of fiscal 2023 was driven by a $46.8 million non-cash, pre-tax loss to recognize the write-off of historical foreign currency translation adjustments recorded in Accumulated other comprehensive loss, as well as the difference between the fair value of the consideration paid for the Mexico Acquisition and the carrying value of our prior ownership interest. The change year-over-year was also impacted by no longer recording equity income after the December 2022 purchase of our remaining interest in the operations acquired in the Mexico Acquisition and the sale of a displays joint venture in the third quarter of fiscal 2023. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information on the Mexico Acquisition.

Provision for Income Taxes

We recorded income tax expense of $5.7 million for the three months ended December 31, 2023 compared to $8.3 million for the three months ended December 31, 2022. The effective tax rate for the three months ended December 31, 2023 was (33.5)% due to the loss, while the effective tax rate for the three months ended December 31, 2022 was 15.1%.

See “Note 6. Income Taxes” of the Notes to Consolidated Financial Statements for the primary factors impacting our effective tax rates.

SEGMENT INFORMATION

Corrugated Packaging Segment

Corrugated Packaging Shipments

Corrugated Packaging shipments are expressed as a tons equivalent in thousands of tons, which includes external and intersegment shipments from our corrugated converting operations, principally for the sale of corrugated containers and other corrugated products. In addition, we disclose North American Corrugated Packaging shipments in billion square feet (“BSF”) and millions of square feet (“MMSF”) per shipping day. In the industry, the term “North American Corrugated Packaging” commonly refers to U.S. and Canadian operations only. We have presented this shipment data in this manner because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. Tons sold from period to period may be impacted by customer conversions to lower basis weight products. Quantities in the table may not sum across due to trailing decimals.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023 (1)
Corrugated Packaging Shipments - thousands of tons	1,556.2	1,751.1	1,745.7	1,753.9	6,806.9
North American Corrugated Packaging Shipments - BSF	22.7	22.7	22.3	22.5	90.3
North American Corrugated Packaging Per Shipping Day - MMSF	378.8	354.9	353.8	363.4	362.5

Fiscal 2024
Corrugated Packaging Shipments - thousands of tons	1,717.3
North American Corrugated Packaging Shipments - BSF	22.1
North American Corrugated Packaging Per Shipping Day - MMSF	363.0

(1)
In the fourth quarter of fiscal 2023, the fiscal 2023 Corrugated Packaging Shipments were revised by an immaterial amount.

Corrugated Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2023
First Quarter	$2,337.4	$329.4	14.1%
Second Quarter	2,627.4	407.5	15.5
Third Quarter	2,565.7	429.7	16.7
Fourth Quarter	2,524.4	433.8	17.2
Total	$10,054.9	$1,600.4	15.9%

Fiscal 2024
First Quarter	$2,419.9	$327.8	13.5%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $82.5 million in the first quarter of fiscal 2024 compared to the prior year quarter. The increase primarily consisted of $209.2 million of sales from the operations acquired in the Mexico Acquisition as the current year quarter included three months versus only one month in the prior year quarter and $41.6 million associated with the converting operations formerly in the Consumer Packaging segment. These items were partially offset by $132.1 million of lower selling price/mix and $30.2 million of lower volumes excluding the Mexico Acquisition.

Adjusted EBITDA — Corrugated Packaging Segment

Corrugated Packaging segment Adjusted EBITDA in the first quarter of fiscal 2024 decreased $1.6 million compared to the prior year quarter primarily due to an estimated $124.7 million of margin impact from lower selling price/mix and $3.2 million of lower volumes. These items were partially offset by $65.5 million of increased cost savings and an estimated $11.9 million impact of lower economic downtime and prior year mill closures and an estimated $11.3 million of increased net cost deflation. Additionally, we had $37.6 million of other net favorable items compared to the prior year quarter that consisted primarily of $19.3 million from the operations acquired in the Mexico Acquisition, $10.1 million of favorable planned downtime including maintenance outages and $6.1 million associated with the converting operations formerly in the Consumer Packaging segment.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023
Consumer Packaging Shipments - thousands of tons	360.2	356.3	346.5	348.3	1,411.3

Fiscal 2024
Consumer Packaging Shipments - thousands of tons	298.1

Consumer Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2023
First Quarter	$1,215.0	$183.3	15.1%
Second Quarter	1,265.1	218.6	17.3
Third Quarter	1,250.6	230.0	18.4
Fourth Quarter	1,211.1	203.8	16.8
Total	$4,941.8	$835.7	16.9%

Fiscal 2024
First Quarter	$1,059.3	$166.2	15.7%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations for the Consumer Packaging segment decreased $155.7 million in the first quarter of fiscal 2024 compared to the prior year quarter. The decrease was primarily due to $109.5 million of lower volumes, $54.2 million due to the prior year divestiture of our interior partition operations and $37.8 million of net sales for converting operations now included in the Corrugated Packaging segment. These items were partially offset by $31.2 million of higher selling price/mix and $14.7 million of favorable foreign exchange rates.

Adjusted EBITDA — Consumer Packaging Segment

Consumer Packaging segment Adjusted EBITDA in the first quarter of fiscal 2024 decreased $17.1 million compared to the prior year quarter primarily due to $37.4 million of lower volumes, an estimated $30.1 million impact of higher economic downtime and an estimated $20.7 million of increased net cost inflation. These items were partially offset by $48.9 million of increased cost savings and an estimated $28.9 million margin impact from higher selling price/mix. Additionally, we had $6.7 million of other net unfavorable items compared to the prior year quarter that consisted primarily of $8.9 million due to the prior year divestiture of our interior partition operations and $4.4 million of Adjusted EBITDA from the first quarter of fiscal 2023 associated with the converting operations now included in the Corrugated Packaging segment, which were partially offset by $6.7 million of favorable planned downtime including maintenance outages.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023
Global Paper Shipments - thousands of tons	1,091.9	1,178.7	1,126.8	1,129.5	4,526.9

Fiscal 2024
Global Paper Shipments - thousands of tons	1,008.5

Global Paper Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2023
First Quarter	$1,123.6	$157.3	14.0%
Second Quarter	1,168.2	187.1	16.0
Third Quarter	1,065.7	177.0	16.6
Fourth Quarter	1,012.4	133.6	13.2
Total	$4,369.9	$655.0	15.0%

Fiscal 2024
First Quarter	$918.3	$118.4	12.9%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Global Paper Segment

The $205.3 million decrease in net sales before intersegment eliminations for the Global Paper segment in the first quarter of fiscal 2024 compared to the prior year quarter was primarily due to $114.1 million of lower selling price/mix, $42.1 million of lower volumes and $26.6 million of lower sales associated with prior year mill divestitures. Additionally, net sales are $22.7 million lower than the prior year period as sales to the operations acquired in the Mexico Acquisition are eliminated following the acquisition.

Adjusted EBITDA — Global Paper Segment

Global Paper segment Adjusted EBITDA in the first quarter of fiscal 2024 decreased $38.9 million compared to the prior year quarter primarily due to $91.4 million of margin impact from lower selling price/mix, an estimated $61.6 million impact of higher economic downtime and prior year mill closures and $4.4 million of lower volumes. These items were partially offset by an estimated $102.1 million of increased cost savings and $18.2 million of net cost deflation. Additionally, we had $1.8 million of other net unfavorable items compared to the prior year quarter that consisted primarily of $10.1 million of lower Adjusted EBITDA associated with prior year mill divestitures, which was largely offset by.an estimated $7.7 million of lower planned downtime including maintenance outages.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023
Distribution Shipments - thousands of tons	34.1	45.4	40.8	32.8	153.0

Fiscal 2024
Distribution Shipments - thousands of tons	31.4

Distribution Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2023
First Quarter	$321.5	$10.8	3.4%
Second Quarter	307.3	9.3	3.0
Third Quarter	317.8	6.0	1.9
Fourth Quarter	314.1	10.9	3.5
Total	$1,260.7	$37.0	2.9%

Fiscal 2024
First Quarter	$289.7	$9.0	3.1%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Distribution Segment

The $31.8 million decrease in net sales before intersegment eliminations for the Distribution segment in the first quarter of fiscal 2024 compared to the prior year quarter was primarily due to $36.0 million of lower volumes that were partially offset by $4.0 million of higher selling price/mix. The lower volumes were primarily due to lower moving & storage and automotive business volumes.

In April 2023, one of our larger Distribution segment customers notified us that they were transitioning their business to a third party. We do not expect the impact on our consolidated operations to be material, although we expect the segment’s net sales and Adjusted EBITDA to be reduced until the sales are replaced.

Adjusted EBITDA — Distribution Segment

Distribution segment Adjusted EBITDA in the first quarter of fiscal 2024 decreased $1.8 million compared to the prior year quarter primarily due to an estimated $10.0 million of lower volumes and an estimated $8.4 million of increased net cost inflation, which were largely offset by $12.5 million of cost savings and $4.0 million of margin impact of higher selling price/mix.

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

Cash and cash equivalents were $488.1 million at December 31, 2023 and $393.4 million at September 30, 2023. Approximately three-fifths of the cash and cash equivalents at December 31, 2023 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At December 31, 2023 and September 30, 2023, total debt was $8.7 billion and $8.6 billion, respectively, $462.3 million and $533.0 million of which was short-term at December 31, 2023 and September 30, 2023, respectively. Included in our total debt at December 31, 2023 was $152.2 million of non-cash acquisition-related step-up. During the three months ended December 31, 2023, debt increased $0.1 billion and was largely offset by an increase in cash and cash equivalents. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

At December 31, 2023, we had approximately $3.4 billion of available liquidity under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures July 2027. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions and dividends.

Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with these covenants as required by these facilities and were in compliance with them as of December 31, 2023.

At December 31, 2023, we had $80.0 million of outstanding letters of credit not drawn upon.

We use a variety of working capital management strategies, including supply chain financing (“SCF”) programs, vendor financing and commercial card programs, monetization facilities where we sell short-term receivables to a group of third-party financial institutions and receivables securitization facilities. We describe these programs below.

We engage in certain customer-based SCF programs to accelerate the receipt of payment for outstanding accounts receivables from certain customers. Certain costs of these programs are borne by the customer or us. Receivables transferred under these customer-based SCF programs generally meet the requirements to be accounted for as sales in accordance with guidance under ASC 860 resulting in derecognition of such receivables from our consolidated balance sheets. Receivables involved with these customer-based SCF programs constitute approximately 2% of our annual net sales. In addition, we have monetization facilities that sell to third-party financial institutions all of the short-term receivables generated from certain customer trade accounts. See “Note 11. Fair Value — Accounts Receivable Monetization Agreements” for a discussion of our monetization facilities.

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

We also participate in certain vendor financing and commercial card programs to support our travel and entertainment expenses and smaller vendor purchases. Amounts outstanding under these programs are classified as debt primarily because we receive the benefit of extended payment terms and a rebate from the financial institution that we would not have otherwise received without the financial institution’s involvement. We also have the Receivables Securitization Facility that allows for borrowing availability based on underlying accounts receivable eligibility and compliance with certain covenants. See “Note 12. Debt” for a discussion of our Receivables Securitization Facility and the amount outstanding under our vendor financing and commercial card programs.

Cash Flow Activity

	Three Months Ended
(In millions)	December 31,
	2023	2022
Net cash provided by operating activities	$275.0	$265.9
Net cash provided by (used for) investing activities	$625.4	$(1,080.2)
Net cash (used for) provided by financing activities	$(804.0)	$982.9

Net cash provided by operating activities during the three months ended December 31, 2023 increased $9.1 million compared to the three months ended December 31, 2022 primarily due to $120.5 million of reduced working capital usage compared to the prior year period, partially offset by lower earnings.

Net cash provided by investing activities of $625.4 million in the three months ended December 31, 2023 consisted primarily of $860.0 million of proceeds from the collection of an installment note receivable related to our Timber Notes and $8.3 million of proceeds from the sale of property, plant and equipment that were partially offset by $247.3 million for capital expenditures. Net cash used for investing activities of $1.1 billion in the three months ended December 31, 2022 consisted primarily of $853.5 million of cash paid for the purchase of businesses, net of cash acquired, for the Mexico Acquisition and $282.2 million for capital expenditures that were partially offset by $25.9 million of proceeds from the sale of two URB mills and $23.2 million of proceeds from currency forward contracts. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information on the Mexico Acquisition.

We expect to invest approximately $1.2 to $1.5 billion in capital expenditures in fiscal 2024. We expect this level of capital investment will allow us to continue to invest in safety, environmental and maintenance projects, while also making investments to support productivity and growth in our business and complete certain asset recapitalization and to initiate strategic investments. However, our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, or changes in market conditions or to comply with changes in laws and regulations.

In the three months ended December 31, 2023, net cash used for financing activities of $804.0 million consisted primarily of a $774.0 million payment of a secured financing liability related to our Non-recourse Liabilities, and cash dividends paid to stockholders of $77.6 million which were partially offset by a net increase in debt of $49.1 million. In the three months ended December 31, 2022, net cash provided by financing activities of $982.9 million consisted primarily of a net increase in debt of $1,050.9 million which was partially offset by cash dividends paid to stockholders of $70.0 million.

See “Note 15. Special Purpose Entities” of the Notes to Consolidated Financial Statements for additional information on the installment note receivable and secured financing liability referenced above.

In January 2024, our board of directors declared a quarterly dividend of $0.3025 per share. In November 2023, we paid a quarterly dividend of $0.3025 per share, representing a $1.21 per share annualized dividend, or an increase of 10% from the prior year. In November 2022, we paid a quarterly dividend of $0.275 per share.

We have a share repurchase program that has been indefinitely suspended in light of the proposed Transaction (and related restrictions imposed by the Transaction Agreement). In the three months ended December 31, 2023 and 2022, we had no share repurchases under these programs. See “Note 17. Equity and Other Comprehensive Income — Equity — Stock Repurchase Program” of the Notes to Consolidated Financial Statements for additional information.

The U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $41 million in future potential reductions of U.S. federal, state and foreign cash taxes at the end of the previous fiscal year. These items are primarily for foreign and state net operating losses and credits that generally will be utilized between fiscal 2024 and 2042. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures and other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our fiscal 2024 cash tax rate will be approximately 15 percentage points higher than our expected income tax rate. The higher cash tax rate expected in fiscal 2024 is primarily due to the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act, legislation requiring amortization of research and experimental costs instead of a full deduction in the year incurred and cash taxes due as a result of a deferred payment on the sale of our interior packaging operations and Chattanooga mill. We expect our fiscal 2025 and 2026 cash tax rates to be approximately 5 percentage points higher than our income tax rate primarily due to the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act and legislation requiring amortization of research and experimental costs instead of a full deduction in the year incurred. These rates are subject to change for a variety of reasons, including as a result of consummation of the proposed Transaction.

We made contributions of $4.3 million to our qualified and supplemental defined benefit pension plans during the three months ended December 31, 2023. Based on current facts and assumptions, we expect to contribute an aggregate of approximately $25 million to our qualified and supplemental defined benefit pension plans in fiscal 2024. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Our pension plans in the U.S. are overfunded, and we had a $629.5 million pension asset on our consolidated balance sheet as of December 31, 2023.

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

At December 31, 2023 and September 30, 2023, we had recorded withdrawal liabilities of $203.7 million and $203.2 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. See “Note 5. Retirement Plans — MEPPs” of the Notes to Consolidated Financial Statements for more information regarding these liabilities.

The Transaction Agreement provides that we will generally continue to conduct our business in the ordinary course and consistent with past practice in all material respects. It also contains covenants that restrict our ability to undertake certain actions without consent from Smurfit Kappa, including incurrence of debt or modification of existing debt arrangements under certain circumstances. Subject to these restrictions, we anticipate funding our capital expenditures, debt service obligations, dividends, pension payments, working capital needs, restructuring activities and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our accounts receivable monetization agreements, proceeds from the issuance of debt securities and other debt financing. In addition, we regularly review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection with these reviews, and subject to restrictions imposed in the Transaction Agreement, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness. In light of the Transaction, we do not anticipate refinancing our $600 million 3.750 % bond due March 2025 prior to the anticipated closing date of the Transaction.

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

For additional information regarding the notes, related indentures and other information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Guarantor Summarized Financial Information” in our Fiscal 2023 Form 10-K.

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

SUMMARIZED STATEMENT OF OPERATIONS

Three Months Ended
(In millions)	December 31, 2023

Net sales to unrelated parties	$357.5
Net sales to non-Guarantor Subsidiaries	$267.9
Gross profit	$266.5
Interest expense, net with non-Guarantor Subsidiaries	$(122.4)
Net loss and net loss attributable to the Obligor Group	$(51.7)

SUMMARIZED BALANCE SHEETS

(In millions)	December 31, 2023	September 30, 2023

ASSETS
Current amounts due from non- Guarantor Subsidiaries	$150.6	$—
Other current assets	208.3	192.4
Total current assets	$358.9	$192.4

Noncurrent amounts due from non- Guarantor Subsidiaries	$242.3	$262.2
Other noncurrent assets (1)	1,613.0	1,607.9
Total noncurrent assets	$1,855.3	$1,870.1

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$1,252.4	$1,106.2
Other current liabilities	452.6	427.4
Total current liabilities	$1,705.0	$1,533.6

Noncurrent amounts due to non- Guarantor Subsidiaries	$6,560.7	$6,472.6
Other noncurrent liabilities	7,037.5	7,056.6
Total noncurrent liabilities	$13,598.2	$13,529.2

(1)
Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,371.0 million and $1,395.5 million as of December 31, 2023 and September 30, 2023, respectively.

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

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these measures provide our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude restructuring and other costs, net, business systems transformation costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information when making financial, operating and planning decisions and when evaluating our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net (loss) income attributable to common stockholders and (Loss)

earnings per diluted share, respectively. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business Systems Transformation” for additional information regarding our business systems transformation.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to (Loss) earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended
	December 31,
	2023	2022
(Loss) earnings per diluted share	$(0.09)	$0.18
Restructuring and other costs, net	0.19	0.10
Business systems transformation costs	0.07	0.06
Losses at closed facilities	0.03	0.01
Work stoppages	0.01	0.12
Accelerated depreciation on certain consolidated facilities	0.01	—
Loss on consolidation of previously held equity method investment net of deferred taxes	—	0.09
Acquisition accounting inventory related adjustments	—	0.02
Gain on sale of airplane	(0.02)	—
Gain on sale of two uncoated recycled paperboard mills	—	(0.03)
Adjusted Earnings Per Diluted Share	$0.20	$0.55

The as reported results in the table below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “(Loss) income before income taxes”, “Income tax expense” and “Consolidated net (loss) income”, respectively, as reported on the consolidated statements of operations. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net (loss) income attributable to common stockholders (represented in the table below as the as reported results for Consolidated net (loss) income (i.e., Net of Tax) less Net loss (income) attributable to noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2023			December 31, 2022
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
As reported	$(17.0)	$(5.7)	$(22.7)	$55.1	$(8.3)	$46.8
Restructuring and other costs, net	65.5	(16.2)	49.3	32.1	(7.8)	24.3
Business systems transformation costs (1)	24.9	(6.1)	18.8	20.2	(4.9)	15.3
Losses at closed facilities (1)	10.4	(2.5)	7.9	2.5	(0.5)	2.0
Accelerated depreciation on certain consolidated facilities	2.0	(0.5)	1.5	—	—	—
Work stoppages (1)	1.8	(0.5)	1.3	41.6	(10.2)	31.4
Loss on consolidation of previously held equity method investment net of deferred taxes (1)	—	—	—	46.8	(22.2)	24.6
Acquisition accounting inventory related adjustments (1)	—	—	—	8.5	(2.1)	6.4
Gain on sale of airplane	(6.2)	1.5	(4.7)	—	—	—
Gain on sale of unconsolidated entities, net (1)	(1.0)	0.2	(0.8)	—	—	—
Gain on sale of RTS and Chattanooga	(0.5)	0.2	(0.3)	—	—	—
Gain on sale of two uncoated recycled paperboard mills	—	—	—	(11.1)	2.8	(8.3)
Other (1)	0.3	(0.1)	0.2	0.5	(0.1)	0.4
Adjusted Results	$80.2	$(29.7)	$50.5	$196.2	$(53.3)	$142.9
Noncontrolling interests			0.3			(1.5)
Adjusted Net Income			$50.8			$141.4
(1)
These footnoted items, other than “Other” for the three months ended December 31, 2023, represent the "Other adjustments" reported in the additional segment information table in our segment footnote. The “Losses at closed facilities” line for the three months ended December 31, 2023 and 2022, includes $1.3 million and $0.5 million, respectively, of depreciation and amortization. See “Note 7. Segment Information” for additional information.

We also use the non-GAAP financial measure “Consolidated Adjusted EBITDA”, along with other measures such as Adjusted EBITDA (a GAAP measure of segment performance our CODM uses to evaluate our segment results), to evaluate our overall performance. The composition of Adjusted EBITDA is not addressed or prescribed by GAAP.

Management believes that the most directly comparable GAAP measure to Consolidated Adjusted EBITDA is "Net (loss) income attributable to common stockholders". Management believes this measure provides our management, board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, business systems transformation costs and other specific items that management believes are not indicative of the ongoing operating results of the business. We and our board of directors use this information in making financial, operating and planning decisions and when evaluating our performance relative to other periods.

Set forth below is a reconciliation of the non-GAAP financial measure Consolidated Adjusted EBITDA to Net (loss) income attributable to common stockholders for the periods indicated (in millions).

	Three Months Ended
	December 31,
	2023	2022
Net (loss) income attributable to common stockholders	$(22.4)	$45.3
Adjustments: (1)
Less: Net (loss) income attributable to noncontrolling interests	(0.3)	1.5
Income tax expense	5.7	8.3
Other expense (income), net	4.7	(25.2)
Interest expense, net	101.4	97.3
Restructuring and other costs, net	65.5	32.1
Gain on sale of RTS and Chattanooga	(0.5)	—
Depreciation, depletion and amortization	381.8	373.2
Other adjustments	34.8	119.6
Consolidated Adjusted EBITDA	$570.7	$652.1

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

Forward-looking statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, such as developments related to pricing cycles and volumes; economic, competitive and market conditions generally, including macroeconomic uncertainty, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; intense competition; results and impacts of acquisitions, including operational and financial effects from the Mexico Acquisition and divestitures; business disruptions, including the occurrence of severe weather or a natural disaster or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair or public health crises; failure to respond to changing customer preferences and to protect our intellectual property;

the amount and timing of capital expenditures, including installation costs, project development and implementation costs, and costs related to resolving disputes with third parties with which we work to manage and implement capital projects; risks related to international sales and operations; the production of faulty or contaminated products; the loss of certain customers; adverse legal, reputational, operational and financial effects resulting from information security incidents and the effectiveness of business continuity plans during a ransomware or other cyber incident; work stoppages and other labor relations difficulties; inability to attract, motivate and retain qualified personnel, including as a result of the proposed Transaction; risks associated with sustainability and climate change, including our ability to achieve sustainability targets and commitments and realize climate-related opportunities on announced timelines or at all; our inability to successfully identify and make performance improvements and deliver cost savings and risks associated with completing strategic projects on anticipated timelines and realizing anticipated financial or operational improvements on announced timelines or at all, including with respect to our business systems transformation; risks related to the proposed Transaction, including our ability to complete the Transaction on the anticipated timeline, or at all, restrictions imposed on our business under the Transaction Agreement, disruptions to our business while the proposed Transaction is pending, the impact of management’s time and attention being focused on consummation of the proposed Transaction, costs associated with the proposed Transaction, and integration difficulties; risks related to our indebtedness, including increases in interest rates; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter); and additional impairment charges. Such risks and other factors that may impact forward-looking statements are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The information contained herein speaks as of the date hereof, and the Company does not have or undertake any obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Forward-looking statements, including projections herein, could also change as a result of consummation of the proposed Transaction.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in the Fiscal 2023 Form 10-K for a discussion of certain of the market risks to which we are exposed. While we have experienced changes in commodity prices and certain input costs in fiscal 2024, there have been no material changes in our exposure to market risk sensitivities since September 30, 2023.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See “Note 16. Commitments and Contingencies” of the Notes to Consolidated Financial Statements for more information.

Item 1A. RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in the “Risk Factors” section of the Fiscal 2023 Form 10-K. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” section of our Fiscal 2023 Form 10-K.

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

Exhibit 3.3	Second Amended and Restated Bylaws of WestRock Company, effective as of October 27, 2022 (incorporated by reference to Exhibit 3.1 of WestRock’s Current Report on Form 8-K filed on November 2, 2022).

Exhibit 10.1^*	Form of Repayment Obligations Letter.

Exhibit 22	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2023).

Exhibit 31.1*	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by David B. Sewell, Chief Executive Officer and President of WestRock Company.

Exhibit 31.2*

Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Alexander W. Pease, Executive Vice President and Chief Financial Officer of WestRock Company.

Exhibit 32.1*#

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David B. Sewell, Chief Executive Officer and President of WestRock Company, and by Alexander W. Pease, Executive Vice President and Chief Financial Officer of WestRock Company.

Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

Exhibit 104*

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Filed as part of this quarterly report.
^ Management contract or compensatory plan or arrangement.
# In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	February 2, 2024	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)