Form 10-Q
period 2024-03-31
WestRock Co
filed 2024-05-03
CIK 1732845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 19, 2024
Common Stock, $0.01 par value	258,148,056

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2024	2023	2024	2023

Net sales	$4,726.7	$5,277.6	$9,346.7	$10,200.7
Cost of goods sold	3,946.6	4,357.6	7,807.8	8,514.7
Gross profit	780.1	920.0	1,538.9	1,686.0
Selling, general and administrative expense excluding intangible amortization	499.5	498.9	1,026.6	978.0
Selling, general and administrative intangible amortization expense	79.0	86.2	161.0	172.8
Restructuring and other costs, net	81.2	435.8	146.7	467.9
Impairment of goodwill	—	1,893.0	—	1,893.0
Operating profit (loss)	120.4	(1,993.9)	204.6	(1,825.7)
Interest expense, net	(100.8)	(108.4)	(202.2)	(205.7)
Pension and other postretirement non-service cost	(0.6)	(6.0)	(0.4)	(11.0)
Other (expense) income, net	(13.5)	(17.8)	(18.2)	7.4
Equity in income (loss) of unconsolidated entities	2.9	4.5	7.1	(31.5)
Loss on sale of RTS and Chattanooga	(2.0)	—	(1.5)	—
Income (loss) before income taxes	6.4	(2,121.6)	(10.6)	(2,066.5)
Income tax benefit	10.0	116.8	4.3	108.5
Consolidated net income (loss)	16.4	(2,004.8)	(6.3)	(1,958.0)
Less: Net income attributable to noncontrolling interests	(0.9)	(1.3)	(0.6)	(2.8)
Net income (loss) attributable to common stockholders	$15.5	$(2,006.1)	$(6.9)	$(1,960.8)

Basic earnings (loss) per share attributable to common stockholders	$0.06	$(7.85)	$(0.03)	$(7.68)
Diluted earnings (loss) per share attributable to common stockholders	$0.06	$(7.85)	$(0.03)	$(7.68)

Basic weighted average shares outstanding	258.0	255.6	257.5	255.2
Diluted weighted average shares outstanding	259.3	255.6	257.5	255.2

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions)	2024	2023	2024	2023

Consolidated net income (loss)	$16.4	$(2,004.8)	$(6.3)	$(1,958.0)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation (loss) gain	(22.2)	182.8	136.6	300.3
Reclassification of previously unrealized net foreign currency loss upon consolidation of equity investment	—	—	—	29.0
Derivatives:
Deferred loss on cash flow hedges	(6.8)	(23.5)	(18.4)	(45.3)
Reclassification adjustment of net loss on cash flow hedges included in earnings	9.1	20.1	13.0	30.0
Defined benefit pension and other postretirement benefit plans:
Amortization and settlement recognition of net actuarial loss, included in pension and postretirement cost	5.1	10.1	10.0	19.8
Amortization and curtailment recognition of prior service cost, included in pension and postretirement cost	1.6	1.4	2.7	2.8
Other comprehensive (loss) income, net of tax	(13.2)	190.9	143.9	336.6
Comprehensive income (loss)	3.2	(1,813.9)	137.6	(1,621.4)
Less: Comprehensive income attributable to noncontrolling interests	(0.9)	(1.8)	(0.6)	(3.6)
Comprehensive income (loss) attributable to common stockholders	$2.3	$(1,815.7)	$137.0	$(1,625.0)

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share data)	March 31, 2024	September 30, 2023

ASSETS
Current assets:
Cash and cash equivalents	$494.7	$393.4
Accounts receivable (net of allowances of $60.1 and $60.2)	2,583.7	2,591.9
Inventories	2,328.4	2,331.5
Other current assets (amount related to SPEs of $0 and $862.1)	873.7	1,584.8
Assets held for sale	62.8	91.5
Total current assets	6,343.3	6,993.1
Property, plant and equipment, net	11,240.7	11,063.2
Goodwill	4,266.5	4,248.7
Intangibles, net	2,424.0	2,576.2
Prepaid pension asset	637.2	618.3
Other noncurrent assets (amount related to SPEs of $384.4 and $382.7)	1,972.3	1,944.2
Total Assets	$26,884.0	$27,443.7

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$1,317.5	$533.0
Accounts payable	2,138.0	2,123.9
Accrued compensation and benefits	426.1	524.9
Other current liabilities (amount related to SPEs of $0 and $776.7)	855.8	1,737.6
Total current liabilities	4,737.4	4,919.4
Long-term debt due after one year	7,718.2	8,050.9
Pension liabilities, net of current portion	194.4	191.2
Postretirement benefit liabilities, net of current portion	99.9	99.1
Deferred income taxes	2,251.6	2,433.2
Other noncurrent liabilities (amount related to SPEs of $331.1 and $330.2)	1,798.7	1,652.2
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 258.1 million and 256.4 million shares outstanding at March 31, 2024 and September 30, 2023, respectively	2.6	2.6
Capital in excess of par value	10,704.9	10,698.5
Retained earnings	113.4	278.2
Accumulated other comprehensive loss	(754.7)	(898.6)
Total stockholders’ equity	10,066.2	10,080.7
Noncontrolling interests	17.6	17.0
Total equity	10,083.8	10,097.7
Total Liabilities and Equity	$26,884.0	$27,443.7

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except per share data)	2024	2023	2024	2023

Number of Shares of Common Stock Outstanding:
Balance at beginning of period	257.0	254.6	256.4	254.4
Issuance of common stock, net of stock received for tax withholdings	1.1	1.5	1.7	1.7
Balance at end of period	258.1	256.1	258.1	256.1
Common Stock:
Balance at beginning of period	$2.6	$2.5	$2.6	$2.5
Issuance of common stock, net of stock received for tax withholdings	—	0.1	—	0.1
Balance at end of period	2.6	2.6	2.6	2.6
Capital in Excess of Par Value:
Balance at beginning of period	10,710.2	10,652.6	10,698.5	10,639.4
Compensation expense under share-based plans	4.7	13.5	13.1	23.1
Issuance of common stock, net of stock received for tax withholdings	(10.0)	(16.8)	(6.7)	(13.2)
Balance at end of period	10,704.9	10,649.3	10,704.9	10,649.3
Retained Earnings:
Balance at beginning of period	176.5	2,188.3	278.2	2,214.4
Net income (loss) attributable to common stockholders	15.5	(2,006.1)	(6.9)	(1,960.8)
Dividends declared (per share - $0.3025, $0.275, $0.605 and $0.55) (1)	(78.4)	(72.2)	(157.7)	(143.6)
Issuance of common stock, net of stock received for tax withholdings	(0.2)	—	(0.2)	—
Balance at end of period	113.4	110.0	113.4	110.0
Accumulated Other Comprehensive Loss:
Balance at beginning of period	(741.5)	(1,308.9)	(898.6)	(1,454.3)
Other comprehensive (loss) income, net of tax	(13.2)	190.4	143.9	335.8
Balance at end of period	(754.7)	(1,118.5)	(754.7)	(1,118.5)
Total Stockholders’ equity	10,066.2	9,643.4	10,066.2	9,643.4
Noncontrolling Interests: (2)
Balance at beginning of period	16.8	17.8	17.0	17.7
Net income (loss)	0.9	(0.1)	0.6	—
Adjustments to noncontrolling interests	(0.1)	—	—	—
Balance at end of period	17.6	17.7	17.6	17.7
Total equity	$10,083.8	$9,661.1	$10,083.8	$9,661.1

(1)
Includes cash dividends and dividend equivalent units on certain equity awards.
(2)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity on the consolidated balance sheets.

See Accompanying Notes to Consolidated Financial Statements

WESTROCK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In millions)	2024	2023

Operating activities:
Consolidated net loss	$(6.3)	$(1,958.0)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	770.2	769.0
Deferred income tax benefit	(33.3)	(239.6)
Share-based compensation expense	13.0	23.1
Pension and other postretirement cost, net of contributions	1.6	8.2
Cash surrender value increase in excess of premiums paid	(31.9)	(25.4)
Equity in (income) loss of unconsolidated entities	(7.1)	31.5
Loss on sale of RTS and Chattanooga	1.5	—
Gain on sale of businesses	—	(11.1)
Impairment of goodwill	—	1,893.0
Other impairment adjustments	(0.1)	387.7
Gain on disposal of assets, net	—	(9.6)
Other, net	(1.3)	(14.3)
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	26.8	170.3
Inventories	(55.7)	(44.8)
Other assets	(80.7)	(49.7)
Accounts payable	(14.6)	(214.3)
Income taxes	(175.7)	46.7
Accrued liabilities and other	(94.3)	(212.7)
Net cash provided by operating activities	312.1	550.0
Investing activities:
Capital expenditures	(548.6)	(563.7)
Cash paid for purchase of businesses, net of cash received	—	(853.5)
Proceeds from settlement of Timber Note related to SPEs	860.0	—
Proceeds from corporate owned life insurance	5.0	6.7
Proceeds from sale of businesses	0.8	25.9
Proceeds from currency forward contracts	—	23.2
Proceeds from the sale of unconsolidated entities	1.0	—
Proceeds from sale of property, plant and equipment	38.7	18.7
Other, net	(0.2)	(0.8)
Net cash provided by (used for) investing activities	356.7	(1,343.5)
Financing activities:
Additions to revolving credit facilities	86.9	52.9
Repayments of revolving credit facilities	—	(126.9)
Additions to debt	104.5	1,704.1
Repayments of debt	(70.2)	(841.7)
Changes in commercial paper, net	280.2	291.4
Other debt repayments, net	(29.2)	(16.1)
Repayment of Timber Loan related to SPEs	(774.0)	—
Cash dividends paid to stockholders	(155.6)	(140.3)
Other, net	(12.3)	(15.8)
Net cash (used for) provided by financing activities	(569.7)	907.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.2	(2.0)
Changes in cash, cash equivalents and restricted cash in assets held-for-sale	—	(8.9)
Increase in cash, cash equivalents and restricted cash	101.3	103.2
Cash, cash equivalents and restricted cash at beginning of period	393.4	260.2
Cash, cash equivalents and restricted cash at end of period	$494.7	$363.4

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

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they omit certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with the Fiscal 2023 Form 10-K. The results for the three and six months ended March 31, 2024 are not necessarily indicative of results that may be expected for the full year.

On December 1, 2022, we completed the acquisition of the remaining 67.7% interest in Gondi, S.A. de C.V. (“Grupo Gondi”) for $969.8 million in cash and the assumption of debt (“Mexico Acquisition”). We accounted for this acquisition as a business combination, resulting in its consolidation. See “Note 3. Acquisitions” for additional information.

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

Transaction Agreement with Smurfit Kappa

On September 12, 2023, we entered into a transaction agreement (the “Transaction Agreement”) with Smurfit Kappa Group plc, a public limited company incorporated in Ireland (“Smurfit Kappa”), Smurfit WestRock Limited (formerly known as Cepheidway Limited and to be re-registered as an Irish public limited company and renamed Smurfit WestRock plc), (“ListCo”), and Sun Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of ListCo (“Merger Sub”).

The Transaction Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that (a) pursuant to a scheme of arrangement (the “Scheme”) each issued ordinary share of Smurfit Kappa (the “Smurfit Kappa Shares”) will be exchanged for one ordinary share of ListCo (a “ListCo Share”), as a result of which Smurfit Kappa will become a wholly owned subsidiary of ListCo, and (b) following the implementation of the Scheme, Merger Sub will merge with and into the Company (the “Merger” and, together with the Scheme, the “Transaction”), with the Company surviving the Merger as a wholly owned subsidiary of ListCo. As a result of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Common Stock”), with certain exceptions, will be converted into the right to receive one ListCo Share and $5.00 in cash. All shares owned by the Company, any Company subsidiary, Smurfit Kappa, Merger Sub or any of their respective

Notes to Consolidated Financial Statements (Unaudited) (Continued)

subsidiaries will be cancelled and will cease to exist, and no consideration will be delivered in exchange therefor. The Transaction Agreement also provides a mechanism for converting outstanding Company equity awards to ListCo awards. The Transaction is expected to close in early July 2024, conditional upon regulatory approvals, shareholder approvals and satisfaction of other closing conditions. We expect that the ListCo shares will be (i) registered under the Securities Exchange Act of 1934, as amended, and listed on the New York Stock Exchange (“NYSE”) and (ii) listed on the standard listing segment of the Official List of the Financial Conduct Authority (“FCA”) in the United Kingdom (or, subject to new draft listing rules being implemented by the FCA in their current form and taking effect at the relevant time following consummation of the Transaction, a new category thereunder with rules substantially similar to the rules currently applicable to companies listed on the standard listing segment of the Official List of the FCA) and admitted to trading on the main market for listed securities of the London Stock Exchange. Shares of our Common Stock will be delisted from the NYSE and deregistered under the Exchange Act.

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

The outstanding payment obligations to financial institutions under these programs were $412.7 million and $425.8 million as of March 31, 2024 and September 30, 2023, respectively. These obligations are classified as accounts payable within the consolidated balance sheets.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize our disaggregated revenue by primary geographical markets (in millions):

	Three Months Ended March 31, 2024
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$1,773.2	$629.7	$901.3	$229.0	$(65.8)	$3,467.4
Latin America	496.1	0.5	26.7	42.0	(4.0)	561.3
Canada	127.4	126.4	63.9	1.0	(0.9)	317.8
EMEA (1)	1.6	286.8	12.1	—	(2.6)	297.9
Asia Pacific	—	70.1	12.2	—	—	82.3
Total	$2,398.3	$1,113.5	$1,016.2	$272.0	$(73.3)	$4,726.7

(1)
Europe, Middle East and Africa ("EMEA")

	Six Months Ended March 31, 2024
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$3,569.6	$1,223.5	$1,721.8	$477.1	$(126.8)	$6,865.2
Latin America	981.5	6.6	50.2	82.4	(8.1)	1,112.6
Canada	262.5	243.1	115.0	2.2	(1.6)	621.2
EMEA	4.6	557.7	24.0	—	(4.0)	582.3
Asia Pacific	—	141.9	23.5	—	—	165.4
Total	$4,818.2	$2,172.8	$1,934.5	$561.7	$(140.5)	$9,346.7

	Three Months Ended March 31, 2023
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$2,001.6	$741.7	$1,056.3	$260.3	$(84.6)	$3,975.3
Latin America	485.0	12.5	35.1	44.2	(3.8)	573.0
Canada	138.0	134.5	54.4	2.8	(1.8)	327.9
EMEA	2.8	304.5	11.4	—	(0.2)	318.5
Asia Pacific	—	71.9	11.0	—	—	82.9
Total	$2,627.4	$1,265.1	$1,168.2	$307.3	$(90.4)	$5,277.6

	Six Months Ended March 31, 2023
	Corrugated Packaging	Consumer Packaging	Global Paper	Distribution	Intersegment Sales	Total
U.S.	$3,975.1	$1,444.7	$2,079.0	$537.0	$(156.1)	$7,879.7
Latin America	710.5	64.2	68.7	85.6	(5.1)	923.9
Canada	275.1	258.2	99.9	6.2	(3.3)	636.1
EMEA	4.1	564.4	22.5	—	(0.3)	590.7
Asia Pacific	—	148.6	21.7	—	—	170.3
Total	$4,964.8	$2,480.1	$2,291.8	$628.8	$(164.8)	$10,200.7

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning balance - October 1, 2023	$241.7	$13.5
Decrease	(5.4)	(8.3)
Ending balance - March 31, 2024	$236.3	$5.2

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Transaction costs to effect the Mexico Acquisition are expensed as incurred and recorded within Restructuring and other costs, net. See “Note 4. Restructuring and Other Costs, Net” for additional information.

Note 4. Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net of $81.2 million and $146.7 million for the three and six months ended March 31, 2024, respectively, and $435.8 million and $467.9 for the three and six months ended March 31, 2023, respectively. Of these costs, $34.5 million and $350.7 million for the six months ended March 31, 2024 and 2023, respectively, were non-cash. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, integration or divestiture can vary. We present our restructuring and other costs, net in more detail below.

The following table summarizes our Restructuring and other costs, net (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Restructuring	$47.9	$432.3	$110.6	$447.7
Other	33.3	3.5	36.1	20.2
Restructuring and other costs, net	$81.2	$435.8	$146.7	$467.9

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

On May 1, 2024, we sold our North Charleston, SC containerboard mill and received proceeds of $99 million after certain fees and escrows. While our accounting is preliminary, we estimate recording a gain on sale of approximately $54 million to restructuring and other costs, net.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and six months ended March 31, 2024 and 2023, the cumulative recorded amount since we started the initiatives and our estimates of the total charges we expect to incur (in millions). These estimates are subject to a number of assumptions, and actual results may differ.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023	Cumulative	Total Expected
Corrugated Packaging
PP&E and related costs	$0.3	$(0.3)	$0.6	$(1.2)	$13.0	$13.0
Severance and other employee costs	0.2	3.6	4.7	5.3	23.4	23.4
Other restructuring costs	1.9	0.1	5.1	0.2	12.8	34.0
Restructuring total	$2.4	$3.4	$10.4	$4.3	$49.2	$70.4

Consumer Packaging
PP&E and related costs	$1.5	$—	$2.2	$—	$6.5	$6.5
Severance and other employee costs	6.0	2.2	24.6	8.6	52.3	52.3
Other restructuring costs	2.9	(0.2)	4.5	(0.5)	11.2	19.7
Restructuring total	$10.4	$2.0	$31.3	$8.1	$70.0	$78.5

Global Paper
PP&E and related costs	$5.1	$339.7	$1.0	$338.6	$956.7	$956.8
Severance and other employee costs	0.2	19.3	(4.9)	19.1	37.1	37.6
Other restructuring costs	25.8	63.0	69.8	69.0	194.6	250.3
Restructuring total	$31.1	$422.0	$65.9	$426.7	$1,188.4	$1,244.7

Distribution
Severance and other employee costs	$(0.3)	$1.0	$(0.4)	$1.0	$1.4	$1.4
Other restructuring costs	—	0.1	(2.8)	0.1	8.2	10.2
Restructuring total	$(0.3)	$1.1	$(3.2)	$1.1	$9.6	$11.6

Corporate
PP&E and related costs	$—	$0.2	$—	$0.6	$2.6	$2.6
Severance and other employee costs	0.9	1.7	1.2	3.9	8.4	8.4
Other restructuring costs	3.4	1.9	5.0	3.0	23.0	26.6
Restructuring total	$4.3	$3.8	$6.2	$7.5	$34.0	$37.6

Total
PP&E and related costs	$6.9	$339.6	$3.8	$338.0	$978.8	$978.9
Severance and other employee costs	7.0	27.8	25.2	37.9	122.6	123.1
Other restructuring costs	34.0	64.9	81.6	71.8	249.8	340.8
Restructuring total	$47.9	$432.3	$110.6	$447.7	$1,351.2	$1,442.8

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Divestiture costs consist primarily of similar professional fees. We consider acquisition, integration and divestiture costs to be corporate costs regardless of the segment or segments involved in the transaction.

The following table presents our acquisition, integration and divestiture costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Acquisition costs	$31.7	$1.2	$33.6	$12.2
Integration costs	1.4	1.8	2.0	6.1
Divestiture costs	0.2	0.5	0.5	1.9
Other total	$33.3	$3.5	$36.1	$20.2

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

Accruals

The following table summarizes the changes in the restructuring accrual, which is primarily composed of accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our consolidated statements of operations (in millions):

	Six Months Ended
	March 31,
	2024	2023
Accrual at beginning of fiscal year	$55.5	$25.2
Additional accruals	35.7	40.2
Payments	(22.8)	(18.9)
Adjustment to accruals	(3.4)	(2.5)
Foreign currency rate changes and other	0.2	—
Accrual at March 31	$65.2	$44.0

Reconciliation of accruals and charges to restructuring and other costs, net (in millions):

	Six Months Ended
	March 31,
	2024	2023
Additional accruals and adjustments to accruals (see table above)	$32.3	$37.7
PP&E and related costs	3.8	338.0
Severance and other employee costs	1.8	0.2
Acquisition costs	24.7	12.2
Integration costs	2.0	6.1
Divestiture costs	0.5	1.9
Other restructuring costs	81.6	71.8
Total restructuring and other costs, net	$146.7	$467.9

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

At March 31, 2024 and September 30, 2023, we had recorded withdrawal liabilities of $207.2 million and $203.2 million, respectively, including liabilities associated with PIUMPF's accumulated funding deficiency demands.

Pension and Postretirement Cost

The following table presents a summary of the components of net pension cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$6.3	$7.9	$12.9	$15.4
Interest cost	67.0	64.4	132.5	128.1
Expected return on plan assets	(77.0)	(75.5)	(153.0)	(151.3)
Amortization of net actuarial loss	8.1	14.7	16.2	29.2
Amortization of prior service cost	2.2	1.9	3.9	4.0
Company defined benefit plan cost	6.6	13.4	12.5	25.4
Multiemployer and other plans	0.4	0.4	0.8	0.7
Net pension cost	$7.0	$13.8	$13.3	$26.1

The non-service elements of our pension and postretirement cost set forth in this Note 5 are reflected in the consolidated statements of operations line item “Pension and other postretirement non-service cost”. The service cost components are reflected in “Cost of goods sold” and “Selling, general and administrative expense excluding intangible amortization” line items.

We maintain other postretirement benefit plans that provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.8	1.8	3.7	3.6
Amortization of net actuarial gain	(1.3)	(1.2)	(2.6)	(2.3)
Amortization of prior service credit	(0.2)	(0.1)	(0.3)	(0.3)
Net postretirement cost	$0.5	$0.7	$1.2	$1.4

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Employer Contributions

During the three and six months ended March 31, 2024, we made contributions to our qualified and supplemental defined benefit pension plans of $4.5 million and $8.8 million, respectively, and for the three and six months ended March 31, 2023, we made contributions of $7.4 million and $15.0 million, respectively.

During the three and six months ended March 31, 2024, we funded an aggregate of $1.5 million and $3.3 million, respectively, to our other postretirement benefit plans and for the three and six months ended March 31, 2023, we funded an aggregate of $2.1 million and $3.6 million, respectively.

Note 6. Income Taxes

The effective tax rate for the three and six months ended March 31, 2024 was a benefit of 156.3% and 40.6%, respectively. The effective tax rates were impacted by benefits from research and development credits and other credits, partially offset by (i) the exclusion of tax benefits related to losses recorded by certain foreign operations, (ii) interest accrued on uncertain tax benefits, (iii) the inclusion of state taxes and (iv) income derived from certain foreign jurisdictions subject to higher tax rates.

The effective tax rate for the three and six months ended March 31, 2023 was a benefit of 5.5% and 5.3%, respectively. The effective tax rates were impacted by (i) the tax effects of the goodwill impairment, (ii) the tax effects related to the Mexico Acquisition (iii) research and development and other tax credits (iv) the inclusion of state taxes, (v) income derived from certain foreign jurisdictions subject to higher tax rates and (vi) the exclusion of tax benefits related to losses recorded by certain foreign operations.

During the six months ended March 31, 2024 and March 31, 2023, cash paid for income taxes, net of refunds, was $203.5 million and $86.2 million, respectively.

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. We do not believe the provisions of the Inflation Reduction Act will have a material impact on our financial results.

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

Adjusted EBITDA is our measure of segment profitability in accordance with ASC 280, “Segment Reporting” (“ASC 280”) because it is used by our chief operating decision maker (“CODM”) to make decisions regarding

Notes to Consolidated Financial Statements (Unaudited) (Continued)

allocation of resources and to assess segment performance. Certain items are not allocated to our operating segments and, thus, the information that our CODM uses to make operating decisions and assess performance does not reflect such amounts. Adjusted EBITDA is defined as pre-tax earnings of a reportable segment before depreciation, depletion and amortization, and excludes the following items our CODM does not consider part of our segment performance: restructuring and other costs, net, impairment of goodwill, non-allocated expenses, interest expense, net, other (expense) income, net, loss on sale of RTS and Chattanooga, and other adjustments – each as outlined in the table below (“Adjusted EBITDA”). Management believes excluding these items is useful in the evaluation of operating performance from period to period because these items are not representative of our ongoing operations or are items our CODM does not consider part of our reportable segments.

The tables in this Note 7 show selected financial data for our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales (aggregate):
Corrugated Packaging	$2,398.3	$2,627.4	$4,818.2	$4,964.8
Consumer Packaging	1,113.5	1,265.1	2,172.8	2,480.1
Global Paper	1,016.2	1,168.2	1,934.5	2,291.8
Distribution	272.0	307.3	561.7	628.8
Total	$4,800.0	$5,368.0	$9,487.2	$10,365.5
Less net sales (intersegment):
Corrugated Packaging	$62.9	$81.6	$122.1	$150.0
Consumer Packaging	8.4	7.5	13.7	12.2
Distribution	2.0	1.3	4.7	2.6
Total	$73.3	$90.4	$140.5	$164.8
Net sales (unaffiliated customers):
Corrugated Packaging	$2,335.4	$2,545.8	$4,696.1	$4,814.8
Consumer Packaging	1,105.1	1,257.6	2,159.1	2,467.9
Global Paper	1,016.2	1,168.2	1,934.5	2,291.8
Distribution	270.0	306.0	557.0	626.2
Total	$4,726.7	$5,277.6	$9,346.7	$10,200.7
Adjusted EBITDA:
Corrugated Packaging	$317.9	$407.5	$645.7	$736.9
Consumer Packaging	200.3	218.6	366.5	401.9
Global Paper	129.5	187.1	247.9	344.4
Distribution	8.9	9.3	17.9	20.1
Total	656.6	822.5	1,278.0	1,503.3
Depreciation, depletion and amortization	(388.4)	(395.8)	(770.2)	(769.0)
Restructuring and other costs, net	(81.2)	(435.8)	(146.7)	(467.9)
Impairment of goodwill	—	(1,893.0)	—	(1,893.0)
Non-allocated expenses	(38.3)	(33.9)	(89.0)	(62.6)
Interest expense, net	(100.8)	(108.4)	(202.2)	(205.7)
Other (expense) income, net	(13.5)	(17.8)	(18.2)	7.4
Loss on sale of RTS and Chattanooga	(2.0)	—	(1.5)	—
Other adjustments	(26.0)	(59.4)	(60.8)	(179.0)
Income (loss) before income taxes	$6.4	$(2,121.6)	$(10.6)	$(2,066.5)

See “Note 4. Restructuring and Other Costs, Net” for additional information on how the Restructuring and other costs, net relate to our reportable segments.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Additional selected financial data (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Depreciation, depletion and amortization:
Corrugated Packaging	$202.6	$211.2	$407.9	$403.4
Consumer Packaging	90.9	85.5	177.4	169.6
Global Paper	85.6	91.2	166.7	180.3
Distribution	7.5	6.9	14.8	13.8
Corporate	1.8	1.0	3.4	1.9
Total	$388.4	$395.8	$770.2	$769.0

Other adjustments:
Corrugated Packaging	$1.7	$4.7	$6.8	$54.5
Consumer Packaging	3.4	28.0	7.0	59.6
Global Paper	0.7	9.1	2.2	26.6
Distribution	—	—	(0.3)	—
Corporate	20.2	17.6	45.1	38.3
Total	$26.0	$59.4	$60.8	$179.0

Equity in income (loss) of unconsolidated entities:
Corrugated Packaging	$2.8	$4.0	$6.0	$(31.8)
Consumer Packaging	0.1	—	0.1	—
Global Paper	—	0.5	1.0	0.3
Total	$2.9	$4.5	$7.1	$(31.5)

Other adjustments in the table above for the three months ended March 31, 2024 consist primarily of:

•
business systems transformation costs in Corporate of $20.2 million, and
•
losses at facilities in the process of being closed of $5.8 million (excluding depreciation and amortization), split across our segments.

Other adjustments in the table above for the six months ended March 31, 2024 consist primarily of:

•
business systems transformation costs in Corporate of $45.1 million, and
•
losses at facilities in the process of being closed of $14.9 million (excluding depreciation and amortization), split across our segments.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Prior Year Goodwill Impairment

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. In the second quarter of fiscal 2023, due to the sustained decrease in our market capitalization and the further deterioration of macroeconomic conditions, including the impact of soft demand, pricing pressure and elevated inflation, which negatively affected our long-term forecasts in certain segments, we concluded that impairment indicators existed. As a result, we completed an interim quantitative goodwill impairment test in conjunction with our normal quarterly reporting process and recorded a pre-tax, non-cash impairment charge of $1,893.0 million ($1,829.8 million after-tax); $1,378.7 million in the Global Paper reportable segment and $514.3 million in the Corrugated Packaging reportable segment. See “Note 8. Segment Information — Interim Goodwill Impairment Analysis” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for additional information.

Note 8. Interest Expense, Net

The components of interest expense, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest expense	$(136.7)	$(134.3)	$(276.2)	$(253.2)
Interest income	35.9	25.9	74.0	47.5
Interest expense, net	$(100.8)	$(108.4)	$(202.2)	$(205.7)

Cash paid for interest, net of amounts capitalized, was $237.7 million and $213.5 million during the six months ended March 31, 2024 and March 31, 2023, respectively.

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

The components of inventories were as follows (in millions):

	March 31, 2024	September 30, 2023
Finished goods and work in process	$1,022.2	$1,044.9
Raw materials	1,016.4	1,049.8
Spare parts and supplies	568.2	578.2
Inventories at FIFO cost	2,606.8	2,672.9
LIFO reserve	(278.4)	(341.4)
Net inventories	$2,328.4	$2,331.5

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 10. Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	March 31, 2024	September 30, 2023
Property, plant and equipment at cost:
Land and buildings	$3,135.7	$2,994.7
Machinery and equipment	17,763.8	17,682.4
Forestlands	109.9	105.2
Transportation equipment	27.3	27.3
Leasehold improvements	98.7	98.8
Construction in progress	911.3	967.8
	22,046.7	21,876.2
Less: accumulated depreciation, depletion and amortization	(10,806.0)	(10,813.0)
Property, plant and equipment, net	$11,240.7	$11,063.2

Accrued additions to property, plant and equipment at March 31, 2024 and September 30, 2023 were $147.2 million and $165.2 million, respectively.

Note 11. Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. We have not changed the valuation techniques for measuring the fair value of any financial assets or liabilities during the fiscal year. See “Note 13. Fair Value” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for more information. We disclose the fair value of our debt in “Note 12. Debt”. We disclose the fair value of our derivative instruments in “Note 14. Derivatives” and our restricted assets and non-recourse liabilities held by special purpose entities in “Note 15. Special Purpose Entities”. We disclose the fair value of our pension and postretirement assets and liabilities in “Note 6. Retirement Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K.

Financial Instruments Not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments generally approximate their fair values due to their short maturities.

Nonrecurring Fair Value Measurements

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they become subject to fair value remeasurement upon obtaining control due to a step-up acquisition or when they are deemed to be other-than-temporarily impaired, investments for which the fair value measurement alternative is elected, assets acquired and liabilities assumed when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, property, plant and equipment, right-of-use (“ROU”) assets related to operating or finance leases, and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In the second quarter of fiscal 2023, we recorded a $1.9 billion pre-tax, non-cash goodwill impairment charge. See “Note 7. Segment Information” for additional information. See “Note 4. Restructuring and Other Costs, Net” for impairments associated with restructuring activities including the impairment of our North Charleston, SC containerboard mill in the second quarter of fiscal 2023 and other such

Notes to Consolidated Financial Statements (Unaudited) (Continued)

similar items presented as “PP&E and related costs”. During the three and six months ended March 31, 2024 and 2023, we did not have any significant nonfinancial assets or liabilities, other than goodwill and restructuring, that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Accounts Receivable Monetization Agreements

On September 11, 2023, we terminated our existing $700.0 million accounts receivable monetization facility to sell to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts. On the same date, we entered into a new replacement $700.0 million facility (the “Monetization Agreement”) with Coöperatieve Rabobank U.A., New York Branch, as purchaser, (“Rabo”) on substantially the same terms as the former agreement. The Monetization Agreement provides for, among other things, (i) an extension of the scheduled termination date until September 13, 2024, and (ii) the ability to effectuate the Transaction without any additional consent from Rabo or the triggering of a notification event under the Monetization Agreement. The terms of the Monetization Agreement limit the balance of receivables sold to the amount available to fund such receivables sold, thereby eliminating the receivable for proceeds from the financial institution at any transfer date. Transfers under the Monetization Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing” (“ASC 860”). We pay a monthly yield on investment to Rabo at a rate equal to adjusted Term SOFR plus a margin on the outstanding amount of Rabo’s investment.

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

The following table presents a summary of these accounts receivable monetization agreements for the six months ended March 31, 2024 and March 31, 2023 (in millions):

	Six Months Ended
	March 31,
	2024	2023
Receivable from financial institutions at beginning of fiscal year	$—	$—
Receivables sold to the financial institutions and derecognized	(1,330.3)	(1,426.9)
Receivables collected by financial institutions	1,338.5	1,432.0
Cash payments to financial institutions	(8.2)	(5.1)
Receivable from financial institutions at March 31	$—	$—

Receivables sold under these accounts receivable monetization agreements as of the respective balance sheet dates were approximately $684.0 million and $692.2 million as of March 31, 2024 and September 30, 2023, respectively.

Cash proceeds related to the receivables sold are included in Net cash provided by operating activities in the consolidated statements of cash flows in the accounts receivable line item. While the expense recorded in connection with the sale of receivables may vary based on current rates and levels of receivables sold, the expense recorded in connection with the sale of receivables was $13.1 million and $25.4 million for the three and six months ended March 31, 2024, respectively, and $13.3 million and $24.2 million for the three and six months ended March 31, 2023, respectively, and is recorded in “Other (expense) income, net” in the consolidated statements of operations. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high credit quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 12. Debt

Our outstanding indebtedness consists primarily of public bonds and borrowings under credit facilities. The public bonds issued by WRKCo Inc. (“WRKCo”) and WestRock MWV, LLC (“MWV”) are guaranteed by WestRock Company and certain of its subsidiaries. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt and to the obligations of our non-debtor/guarantor subsidiaries. The industrial development bonds associated with the finance lease obligations of MWV are guaranteed by WestRock Company and certain of its subsidiaries. At March 31, 2024, all of our debt was unsecured with the exception of our Receivables Securitization Facility (as defined below) and finance lease obligations.

The following table shows the carrying value of the individual components of our debt (in millions):

	March 31, 2024	September 30, 2023
Public bonds due fiscal 2025 to 2028	$2,940.3	$2,938.6
Public bonds due fiscal 2029 to 2033	2,732.3	2,739.5
Public bonds due fiscal 2037 to 2047	177.1	177.3
Revolving credit and swing facilities	86.3	32.0
Term loan facilities	1,347.9	1,347.4
Receivables securitization	525.0	425.0
Commercial paper	564.1	283.9
International and other debt	34.2	61.9
Finance lease obligations	520.1	472.6
Vendor financing and commercial card programs	108.4	105.7
Total debt	9,035.7	8,583.9
Less: current portion of debt	1,317.5	533.0
Long-term debt due after one year	$7,718.2	$8,050.9

A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with these covenants as required by these facilities and were in compliance with them as of March 31, 2024.

The estimated fair value of our debt was approximately $8.8 billion as of March 31, 2024 and $8.1 billion at September 30, 2023. The fair value of our debt is categorized as level 2 within the fair value hierarchy and either is primarily based on quoted prices for those or similar instruments in a less active market, or approximates their carrying amount, as the variable interest rates reprice frequently at observable current market rates.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Revolving Credit Facilities

Revolving Credit Facility

On July 7, 2022, we entered into a credit agreement (the “Revolving Credit Agreement”) that included a five-year senior unsecured revolving credit facility in an aggregate amount of $2.3 billion, consisting of a $1.8 billion U.S. revolving facility and a $500 million multicurrency revolving facility (collectively, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and multicurrency agent. The Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Revolving Credit Agreement. We amended the Revolving Credit Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder; however, no amendments to the reporting requirements or other conforming amendments to reflect the capital structure of ListCo following consummation of the Transaction have been made. At March 31, 2024 and September 30, 2023, there were no amounts outstanding under the facility.

European Revolving Credit Facilities

On July 7, 2022, we entered into a credit agreement (the "European Revolving Credit Agreement") with Rabo, as administrative agent. The European Revolving Credit Agreement provides for a three-year senior unsecured revolving credit facility in an aggregate amount of €700.0 million and includes an incremental €100.0 million accordion feature (the “European Revolving Credit Facility”). The European Revolving Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the European Revolving Credit Agreement. We amended the European Revolving Credit Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder; however, no amendments to the reporting requirements or other conforming amendments to reflect the capital structure of ListCo following consummation of the Transaction have been made. At March 31, 2024, there was $86.3 million borrowed under this facility. At September 30, 2023, there was no amount outstanding under the facility.

Term Loan Facilities

Farm Loan Credit Facility

On July 7, 2022, we amended and restated the prior credit agreement (the “Farm Credit Facility Agreement”) with CoBank, ACB, as administrative agent. The Farm Credit Facility Agreement provides for a seven-year senior unsecured term loan facility in an aggregate principal amount of $600 million (the “Farm Credit Facility”). At any time, we have the ability to request an increase in the principal amount by up to $400 million by written notice. The Farm Credit Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Farm Credit Facility Agreement. We amended the Farm Credit Facility Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder; however, no amendments to the reporting requirements or other conforming amendments to reflect the capital structure of ListCo following consummation of the Transaction have been made. The carrying value of this facility at March 31, 2024 and September 30, 2023 was $598.6 million and $598.4 million, respectively.

Delayed Draw Term Facility

On August 18, 2022, we amended the Revolving Credit Agreement (the “Amended Credit Agreement”) to add a three-year senior unsecured delayed draw term loan facility with an aggregate principal amount of up to $1.0 billion (the “Delayed Draw Term Facility”) that could be drawn in a single draw through May 31, 2023. On November 28, 2022, in connection with the Mexico Acquisition, we drew upon the facility in full. The Delayed Draw Term Facility is guaranteed by WestRock Company and certain of its subsidiaries as set forth in the Amended Credit Agreement. We have the option to extend the maturity date by one year with full lender consent. The one-year maturity extension would cost a fee of 20 basis points. We amended the Amended Credit Agreement on September 27, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder; however, no amendments to the reporting requirements or other conforming amendments to reflect the capital structure of ListCo following consummation of the Transaction have been made. The carrying value of this facility at March 31, 2024 and September 30, 2023 was $749.3 million and $749.0 million, respectively.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Receivables Securitization Facility

On February 28, 2023, we amended our existing $700.0 million receivables securitization agreement (the “Receivables Securitization Facility”), primarily to extend the maturity to February 27, 2026 and to complete the transition from LIBOR to Term SOFR. At March 31, 2024 and September 30, 2023, maximum available borrowings, excluding amounts outstanding under the Receivables Securitization Facility, were $676.4 million and $700.0 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2024 and September 30, 2023 were approximately $1,136.3 million and $1,177.6 million, respectively. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Securitization Facility. We amended the Receivables Securitization Facility on September 29, 2023, to provide that the proposed Transaction would not constitute a “Change in Control” thereunder, however, no amendments to the reporting requirements or other conforming amendments to reflect the capital structure of ListCo following consummation of the Transaction have been made. At March 31, 2024 and September 30, 2023, there was $525.0 million and $425.0 million borrowed under this facility, respectively.

Commercial Paper

On December 7, 2018, we established an unsecured commercial paper program with WRKCo as the issuer. Under the program, we may issue senior short-term unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our Revolving Credit Facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. At March 31, 2024 and September 30, 2023, there was $564.1 million and $283.9 million issued, respectively.

Note 13. Leases

We lease various real estate, including certain operating facilities, warehouses, office space and land. We also lease material handling equipment, vehicles and certain other equipment. Our total lease cost, net was $110.4 million and $221.6 million during the three and six months ended March 31, 2024, respectively. Our total lease cost, net was $99.3 million and $196.6 million during the three and six months ended March 31, 2023, respectively. We obtained $27.5 million and $69.8 million of ROU assets in exchange for lease liabilities for operating leases during the six months ended March 31, 2024 and 2023, respectively. Additionally, we obtained $93.3 million and $0.2 million of ROU assets in exchange for lease liabilities for finance leases during the six months ended March 31, 2024 and 2023, respectively.

Supplemental Balance Sheet Information Related to Leases

The table below presents supplemental balance sheet information related to leases (in millions):

	Consolidated Balance Sheet Caption	March 31, 2024	September 30, 2023
Operating leases:
Operating lease right-of-use asset	Other noncurrent assets	$598.7	$648.5

Current operating lease liabilities	Other current liabilities	$191.1	$202.4
Noncurrent operating lease liabilities	Other noncurrent liabilities	455.3	499.7
Total operating lease liabilities		$646.4	$702.1

Finance leases:
Property, plant and equipment		$465.1	$400.6
Accumulated depreciation		(74.9)	(105.3)
Property, plant and equipment, net		$390.2	$295.3

Current finance lease liabilities	Current portion of debt	$27.5	$62.9
Noncurrent finance lease liabilities	Long-term debt due after one year	492.6	409.7
Total finance lease liabilities		$520.1	$472.6

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

The following table sets forth the outstanding notional amounts related to our derivative instruments (in millions):

	Metric	March 31, 2024	September 30, 2023
Designated cash flow hedges:
Natural gas commodity contracts	MMBtu (1)	18.3	22.0

(1)
One million British Thermal Units ("MMBtu")

The following table sets forth the location and fair values of our derivative instruments (in millions):

	Consolidated Balance Sheet Caption	March 31, 2024	September 30, 2023
Designated cash flow hedges:
Natural gas commodity contracts	Other current liabilities (1)	$13.6	$6.3
(1)
At March 31, 2024 and September 30, 2023, liability positions by counterparty were partially offset by $0.1 million and $0.2 million, respectively, of asset positions where we had an enforceable right of netting.

The following table sets forth gains (losses) recognized in accumulated other comprehensive loss, net of tax for cash flow hedges (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Natural gas commodity contracts	$2.3	$(3.4)	$(5.4)	$(15.3)

The following table sets forth amounts of gains (losses) recognized in the consolidated statements of operations for cash flow hedges reclassified from accumulated other comprehensive loss (in millions):

Notes to Consolidated Financial Statements (Unaudited) (Continued)

		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Consolidated Statement of Operations Caption	2024	2023	2024	2023
Natural gas commodity contracts	Cost of goods sold	$(12.0)	$(26.8)	$(17.2)	$(40.0)

The following table sets forth amounts of gains (losses) recognized in the consolidated statements of operations for derivatives not designated as hedges (in millions):

		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Consolidated Statement of Operations Caption	2024	2023	2024	2023
Foreign currency contracts	Other (expense) income, net	$—	$—	$—	$19.7

Note 15. Special Purpose Entities

Pursuant to the sale of certain forestlands in 2007 and 2013, special purpose entities (“SPEs”) received and WestRock assumed upon the strategic combination of Rock-Tenn Company and MeadWestvaco Corporation's respective businesses, certain installment notes receivable (“Timber Notes”), and using these installment notes as collateral, the SPEs received proceeds under secured financing agreements (“Non-recourse Liabilities”). See “Note 17. Special Purpose Entities” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for additional information.

The restricted assets and non-recourse liabilities held by SPEs are included in the consolidated balance sheets in the following (in millions):

	March 31, 2024	September 30, 2023
Other current assets	$—	$862.1
Other noncurrent assets	$384.4	$382.7

Other current liabilities	$—	$776.7
Other noncurrent liabilities	$331.1	$330.2

The decrease in Other current assets and Other current liabilities subsequent to September 30, 2023 reflects the collection of an installment note receivable of $860 million and payment of a secured financing liability of $774 million in December 2023. This resulted in a receipt of $88.1 million, net of interest and other items, from the related SPE to the Company.

The carrying value of the remaining restricted asset and non-recourse liability as of March 31, 2024 approximates fair value due to their floating rates. As of September 30, 2023, the aggregate fair value of the Timber Notes and Non-recourse Liabilities was $1,257.2 million and $1,112.4 million, respectively. Fair values of the Timber Notes and Non-recourse Liabilities are classified as level 2 within the fair value hierarchy.

The restricted assets and non-recourse liabilities have the following activity (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest income on Timber Notes (1)	$6.6	$13.9	$18.9	$27.0
Interest expense on Timber Loans (1)	$5.5	$12.5	$16.1	$24.2
Cash receipts on Timber Notes (2)	$5.6	$3.9	$37.8	$28.8
Cash payments on Timber Loans (2)	$5.2	$3.7	$33.8	$27.1

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). Based on information known to us and assumptions, we do not believe that the costs of any ongoing investigation and remediation projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations, including investigation or remediation triggered by the closures or sales of former manufacturing facilities, and/or natural resources damages at these or other sites in the future, could impact our results of operations, financial condition or cash flows.

See “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for information related to environmental matters.

As of March 31, 2024, we had $9.9 million reserved for environmental liabilities on an undiscounted basis, of which $3.3 million is included in Other noncurrent liabilities and $6.6 million is included in Other current liabilities, on the consolidated balance sheets, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed. We believe the liabilities for these matters were adequately reserved at March 31, 2024.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Brazil Tax Liability

We are challenging claims by the Brazil Federal Revenue Department that we underpaid tax, penalties and interest associated with a claim that a subsidiary of MeadWestvaco Corporation (the predecessor of MWV) had reduced its tax liability related to the goodwill generated by the 2002 merger of two of its Brazilian subsidiaries. The matter has proceeded through the Brazil Administrative Council of Tax Appeals (“CARF”) principally in two proceedings, covering tax years 2003 to 2008 and 2009 to 2012. The tax and interest claim relating to tax years 2009 to 2012 was finalized and is now the subject of an annulment action we filed in the Brazil federal court. CARF notified us of its final decision regarding the tax, penalties and interest claims relating to tax years 2003 to 2008 on June 3, 2020. We have filed an annulment action in Brazil federal court with respect to that decision as well. The dispute related to fraud penalties for tax years 2009 to 2012 was resolved by CARF in favor of WestRock in fiscal 2023.

We assert that we have no liability in these matters. The total amount in dispute before CARF and in the annulment actions relating to the claimed tax deficiency was R$730 million ($146 million) as of March 31, 2024, including various penalties and interest. The U.S. dollar equivalent has fluctuated significantly due to changes in exchange rates. The amount of our uncertain tax position reserve for this matter, which excludes certain penalties, is included in the unrecognized tax benefits table in our Fiscal 2023 Form 10-K; see “Note 7. Income Taxes” of the Notes to Consolidated Financial Statements in the Fiscal 2023 Form 10-K for additional information. Resolution of the uncertain tax positions could have a material adverse effect on our cash flows and results of operations or materially benefit our results of operations in future periods depending upon their ultimate resolution.

Other Litigation

During fiscal 2018, we submitted formal notification to withdraw from PIUMPF and recorded a liability associated with the withdrawal. Subsequently, in fiscal 2019 and 2020, we received demand letters from PIUMPF, including a demand for withdrawal liabilities and for our proportionate share of PIUMPF's accumulated funding deficiency, and we refined our liability, the impact of which was not significant. We began making monthly payments for the PIUMPF withdrawal liabilities in fiscal 2020, excluding the accumulated funding deficiency demands. We dispute the accumulated funding deficiency demands. In February 2020, we received a demand letter from PIUMPF asserting that we owe $51.2 million for our pro-rata share of PIUMPF’s accumulated funding deficiency, including interest. Similarly, in April 2020, we received an updated demand letter related to a subsidiary of ours asserting that we owe $1.3 million of additional accumulated funding deficiency, including interest. In July 2021, PIUMPF filed suit against us in the U.S. District Court for the Northern District of Georgia claiming the right to recover our pro rata share of the pension fund’s accumulated funding deficiency, along with interest, liquidated damages and attorney's fees. We believe we are adequately reserved for this matter. See “Note 6. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for additional information regarding our withdrawal liabilities.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2024, there were approximately 600 such lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We also have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our results of operations, financial condition or cash flows. In any given period or periods, however, it is possible such proceedings

Notes to Consolidated Financial Statements (Unaudited) (Continued)

or matters could have an adverse effect on our results of operations, financial condition or cash flows. At March 31, 2024, we had $16.0 million reserved for these matters.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Indirect Tax Claim

In March 2017, the Supreme Court of Brazil issued a decision concluding that certain state value added tax should not be included in the calculation of federal gross receipts taxes. Subsequently, in fiscal 2019 and 2020, the Supreme Court of Brazil rendered favorable decisions on eight of our cases granting us the right to recover certain state value added tax. The tax authorities in Brazil filed a Motion of Clarification with the Supreme Court of Brazil. Based on our evaluation and the opinion of our tax and legal advisors, we believe the decision reduced our gross receipts tax in Brazil prospectively and retrospectively and will allow us to recover tax amounts collected by the government. Due to the volume of invoices being reviewed (January 2002 to September 2019), we recorded the estimated recoveries across several periods beginning in the fourth quarter of fiscal 2019 as we reviewed the documents and the amount became estimable. In May 2021, the Supreme Court of Brazil judged the Motion of Clarification and concluded on the gross methodology, which was consistent with our evaluation and that of our tax and legal advisors. We are monitoring the status of our remaining cases, and subject to the resolution in the courts, we may record additional amounts in future periods.

See “Note 19. Commitments and Contingencies — Indirect Tax Claim” of the Notes to Consolidated Financial Statements section in the Fiscal 2023 Form 10-K for information related to our previously recorded estimated recoveries.

Guarantees

We make certain guarantees in the normal course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business transactions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law and certain other agreements. We estimate our exposure to these matters to be less than $50 million. As of March 31, 2024, we had recorded $0.2 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 17. Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our outstanding Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. On May 4, 2022, our board of directors authorized a new repurchase program of up to 25.0 million shares of our Common Stock, representing approximately 10% of our outstanding Common Stock, plus any unutilized shares left from the July 2015 authorization. We have indefinitely suspended the program in light of the proposed Transaction (and related restrictions imposed by the Transaction Agreement). In the six months ended March 31, 2024 and 2023, we had no share repurchases under these programs.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended March 31, 2024 and March 31, 2023 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2023	$(4.9)	$(572.0)	$(321.7)	$(898.6)
Other comprehensive (loss) income before reclassifications	(18.4)	—	136.6	118.2
Amounts reclassified from accumulated other comprehensive loss	13.0	12.7	—	25.7
Net current period other comprehensive (loss) income	(5.4)	12.7	136.6	143.9
Balance at March 31, 2024	$(10.3)	$(559.3)	$(185.1)	$(754.7)

(1)
All amounts are net of tax and noncontrolling interests.

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2022	$(9.1)	$(741.6)	$(703.6)	$(1,454.3)
Other comprehensive (loss) income before reclassifications	(45.3)	—	299.7	254.4
Amounts reclassified from accumulated other comprehensive loss	30.0	22.4	29.0	81.4
Net current period other comprehensive (loss) income	(15.3)	22.4	328.7	335.8
Balance at March 31, 2023	$(24.4)	$(719.2)	$(374.9)	$(1,118.5)

(1)
All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 26% to 27% for the six months ended March 31, 2024 and 26% to 27% for the six months ended March 31, 2023. Although we are impacted by the exchange rates of a number of currencies to varying degrees by period, our foreign currency translation adjustments recorded in accumulated other comprehensive loss for the six months ended March 31, 2024 were primarily due to gains in the Mexican Peso, British Pound and Polish Zloty, each against the U.S. dollar. Foreign currency translation adjustments recorded in accumulated other comprehensive loss for the six months ended March 31, 2023 were primarily due to gains in the Mexican Peso, British Pound, Brazilian Real and Czech Koruna, each against the U.S. dollar.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(6.8)	$1.7	$(5.1)	$(13.2)	$3.3	$(9.9)
Prior service costs (2)	(2.2)	0.6	(1.6)	(1.9)	0.5	(1.4)
Subtotal defined benefit plans	(9.0)	2.3	(6.7)	(15.1)	3.8	(11.3)

Derivative Instruments: (1)
Natural gas commodity hedge loss (3)	(12.0)	2.9	(9.1)	(26.8)	6.7	(20.1)

Total reclassifications for the period	$(21.0)	$5.2	$(15.8)	$(41.9)	$10.5	$(31.4)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(1)
Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)
Included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.
(3)
These accumulated other comprehensive loss components are included in Cost of goods sold.

	Six Months Ended			Six Months Ended
	March 31, 2024			March 31, 2023
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(13.6)	$3.6	$(10.0)	$(26.5)	$6.9	$(19.6)
Prior service costs (2)	(3.7)	1.0	(2.7)	(3.8)	1.0	(2.8)
Subtotal defined benefit plans	(17.3)	4.6	(12.7)	(30.3)	7.9	(22.4)

Foreign currency translation adjustments: (1)
Recognition of previously unrealized net foreign currency loss upon consolidation of equity investment (3)	—	—	—	(29.0)	—	(29.0)

Derivative Instruments: (1)
Natural gas commodity hedge loss (4)	(17.2)	4.2	(13.0)	(40.0)	10.0	(30.0)

Total reclassifications for the period	$(34.5)	$8.8	$(25.7)	$(99.3)	$17.9	$(81.4)

(1)
Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.
(2)
Included in the computation of net periodic pension cost. See “Note 5. Retirement Plans” for additional details.
(3)
Amount reflected in Equity in income (loss) of unconsolidated entities in the consolidated statements of operations.
(4)
These accumulated other comprehensive loss components are included in Cost of goods sold.

Note 18. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$15.5	$(2,006.1)	$(6.9)	$(1,960.8)

Denominator:
Basic weighted average shares outstanding	258.0	255.6	257.5	255.2
Effect of dilutive stock options and non- participating securities	1.3	—	—	—
Diluted weighted average shares outstanding	259.3	255.6	257.5	255.2

Basic earnings (loss) per share attributable to common stockholders	$0.06	$(7.85)	$(0.03)	$(7.68)
Diluted earnings (loss) per share attributable to common stockholders	$0.06	$(7.85)	$(0.03)	$(7.68)

Approximately 0.2 million and 2.5 million shares underlying awards in the three months ended March 31, 2024 and 2023, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Approximately 1.8 million and 2.8 million shares underlying awards in the six months ended March

Notes to Consolidated Financial Statements (Unaudited) (Continued)

31, 2024 and 2023, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

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

On December 1, 2022, we completed the Mexico Acquisition for $969.8 million in cash and the assumption of debt. We accounted for this acquisition as a business combination resulting in its consolidation. We have included the operations acquired in the Mexico Acquisition in our Corrugated Packaging segment. In conjunction with our Mexico Acquisition, we also moved certain existing consumer converting operations in Latin America into our Corrugated Packaging segment in line with how we manage the business effective January 1, 2023. We did not recast prior year results related to these operations as they were not material. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information.

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

Business Systems Transformation

In the fourth quarter of fiscal 2022, we launched a multi-year phased business systems transformation project that is expected to cost approximately $0.5 to $0.6 billion. The project will replace much of our existing disparate systems and transition them to a standardized enterprise resource planning (“ERP”) system on a cloud-based platform, as well as a suite of other complementing technologies, across over an estimated 80% of our footprint based on net sales. Approximately 90% of the project spend is expected to be related to the implementation of the ERP, including process definition, standardization and simplification, with the remaining costs primarily related to the implementation of complementing technologies.
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

In the six months ended March 31, 2024, we invested $91 million in our business systems transformation; $54 million of this amount was expensed as incurred within SG&A, including amortization. We adjusted from Net Income for our non-GAAP measures $45 million, or 84% of the SG&A amount. As of March 31, 2024, we had $86 million deferred in other noncurrent assets to be amortized as the project is deployed.

EXECUTIVE SUMMARY

Net sales of $4.7 billion for the second quarter of fiscal 2024 decreased $550.9 million, or 10.4%, compared to the second quarter of fiscal 2023. This decrease was primarily due to lower selling price/mix, lower volumes and lower sales due to prior year mill and interior partition divestitures. These items were partially offset by favorable foreign exchange rates.

Net income attributable to common stockholders was $15.5 million for the second quarter of fiscal 2024 compared to a net loss of $2.0 billion in the second quarter of fiscal 2023. The net loss in the second quarter of fiscal 2023 was primarily driven by a $1.9 billion pre-tax non-cash goodwill impairment charge and $435.8 million of pre-tax restructuring and other costs, net. In addition, results in the second quarter of fiscal 2024 were impacted by lower selling price/mix, the impact of increased economic downtime and prior year mill closures, increased cost inflation, the prior year mill and interior partition divestitures, lower volumes and the impact of winter weather, each as compared to the prior year quarter. These costs were partially offset by lower restructuring and other costs, net and increased cost savings. The second quarter of fiscal 2023 also included costs associated with the Mahrt mill work stoppage.

Consolidated Adjusted EBITDA of $618.3 million for the second quarter of fiscal 2024 decreased $170.3 million, or 21.6%, from $788.6 million in the second quarter of fiscal 2023 primarily due to lower Adjusted EBITDA across each of our segments.

In the three months ended March 31, 2024, earnings per diluted share was $0.06. The $7.85 loss per diluted share in the three months ended March 31, 2023 included the impact of the $1.9 billion impairment of goodwill and $435.8 million of pre-tax restructuring and other costs, net. Adjusted Earnings Per Diluted Share were $0.39 and $0.77 in the three months ended March 31, 2024 and 2023, respectively. See the discussion and tables under “Definitions and Non-GAAP Financial Measures” below with respect to Consolidated Adjusted EBITDA and Adjusted Earnings Per Diluted Share.

Net cash provided by operating activities in the six months ended March 31, 2024 and March 31, 2023 was $312.1 million and $550.0 million, respectively. The $237.9 million decrease was primarily due to lower earnings, excluding the goodwill impairment and restructuring and other costs, net, and $89.7 million of increased working capital usage compared to the prior year period. During the six months ended March 31, 2024, we invested $548.6 million in capital expenditures and returned $155.6 million in capital to stockholders in dividend payments. During the six months ended March 31, 2024, debt increased $451.8 million and was partially offset by an increase in cash and cash equivalents.

Expectations for the Second Half of Fiscal 2024

In the third quarter of fiscal 2024, we expect sequential improvement in consolidated volumes and continued realization of published price changes. We plan to continue balancing our supply with our customers’ demand. We expect sequentially higher recycled fiber costs partially offset by lower energy costs, and relatively flat virgin fiber, chemical and freight costs. We generally anticipate these trends will persist for the balance of the fiscal year as compared to the first half of fiscal 2024. We also expect scheduled maintenance downtime to increase from approximately 92,000 tons in the second quarter of fiscal 2024 to an estimated 182,000 tons in the third quarter of fiscal 2024 and approximately 125,000 tons in the fourth quarter of fiscal 2024. We expect further progress on our cost savings initiatives and expect to significantly exceed our previously announced fiscal 2024 target of $300 to $400 million.

A detailed review of our performance appears below under “Results of Operations”.

RESULTS OF OPERATIONS

The following table summarizes our consolidated results for the three and six months ended March 31, 2024 and March 31, 2023 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$4,726.7	$5,277.6	$9,346.7	$10,200.7
Cost of goods sold	3,946.6	4,357.6	7,807.8	8,514.7
Gross profit	780.1	920.0	1,538.9	1,686.0
Selling, general and administrative expense excluding intangible amortization	499.5	498.9	1,026.6	978.0
Selling, general and administrative intangible amortization expense	79.0	86.2	161.0	172.8
Restructuring and other costs, net	81.2	435.8	146.7	467.9
Impairment of goodwill	—	1,893.0	—	1,893.0
Operating profit (loss)	120.4	(1,993.9)	204.6	(1,825.7)
Interest expense, net	(100.8)	(108.4)	(202.2)	(205.7)
Pension and other postretirement non-service cost	(0.6)	(6.0)	(0.4)	(11.0)
Other (expense) income, net	(13.5)	(17.8)	(18.2)	7.4
Equity in income (loss) of unconsolidated entities	2.9	4.5	7.1	(31.5)
Loss on sale of RTS and Chattanooga	(2.0)	—	(1.5)	—
Income (loss) before income taxes	6.4	(2,121.6)	(10.6)	(2,066.5)
Income tax benefit	10.0	116.8	4.3	108.5
Consolidated net income (loss)	16.4	(2,004.8)	(6.3)	(1,958.0)
Less: Net income attributable to noncontrolling interests	(0.9)	(1.3)	(0.6)	(2.8)
Net income (loss) attributable to common stockholders	$15.5	$(2,006.1)	$(6.9)	$(1,960.8)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023	$4,923.1	$5,277.6	$10,200.7	$5,121.1	$4,988.2	$20,310.0
Fiscal 2024	$4,620.0	$4,726.7	$9,346.7
% Change	(6.2)%	(10.4)%	(8.4)%

Net sales in the second quarter of fiscal 2024 decreased $550.9 million compared to the second quarter of fiscal 2023. This decrease was primarily due to lower selling price/mix, lower volumes and lower sales due to prior year mill and interior partition divestitures. These items were partially offset by favorable foreign exchange rates.

Net sales in the six months ended March 31, 2024 decreased $854.0 million compared to the prior year period. This decrease was primarily due to lower selling price/mix, lower volumes excluding the Mexico Acquisition and lower sales due to prior year mill and interior partition divestitures. These items were partially offset by increased sales due to the two additional months of sales from the Mexico Acquisition and favorable foreign exchange rates.

See “Segment Information” below for detailed information regarding the change in net sales before intersegment eliminations by segment.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023	$4,157.1	$4,357.6	$8,514.7	$4,100.6	$4,110.2	$16,725.5
(% of Net Sales)	84.4%	82.6%	83.5%	80.1%	82.4%	82.4%

Fiscal 2024	$3,861.2	$3,946.6	$7,807.8
(% of Net Sales)	83.6%	83.5%	83.5%

The $411.0 million decrease in cost of goods sold in the second quarter of fiscal 2024 compared to the prior year quarter was primarily due to the impact of cost savings, lower volumes and divested operations that were partially offset by estimated net cost inflation. The estimated net cost inflation consisted primarily of higher wage and other costs, recycled fiber costs and freight costs, which were largely offset by lower energy costs including hedges, virgin fiber and chemical costs.

The $706.9 million decrease in cost of goods sold in the six months ended March 31, 2024 compared to the prior year period was primarily due to the impact of cost savings, lower volumes and divested operations that were partially offset by estimated net cost inflation. The estimated net cost inflation consisted primarily of higher wage and other costs and recycled fiber costs, which were largely offset by lower energy costs including hedges, virgin fiber, chemical and freight costs.

See “Note 14. Derivatives” of the Notes to Consolidated Financial Statements for more information on our natural gas hedges. We discuss our operations in greater detail below for each reportable segment, as applicable.

Selling, General and Administrative Expense Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023	$479.1	$498.9	$978.0	$541.5	$494.9	$2,014.4
(% of Net Sales)	9.7%	9.5%	9.6%	10.6%	9.9%	9.9%

Fiscal 2024	$527.1	$499.5	$1,026.6
(% of Net Sales)	11.4%	10.6%	11.0%

SG&A excluding intangible amortization was flat in the second quarter of fiscal 2024 compared to the prior year quarter. We incurred $5.2 million of higher business systems transformation costs compared to the prior year quarter. Compared to the second quarter of fiscal 2023, and excluding business systems transformation costs, we incurred $15.1 million of lower compensation and benefit costs primarily due to lower anticipated levels of achievement of performance goals compared to the prior year period that was nearly offset by $14.5 million of higher professional fees related to various initiatives.

SG&A excluding intangible amortization increased $48.6 million in the six months ended March 31, 2024 compared to the prior year period. The increase was primarily due to $20.6 million related to the consolidation of the Mexico Acquisition that included two additional months in the first quarter of fiscal 2024 compared to the prior year quarter. In addition, we incurred $13.0 million of higher business systems transformation costs compared to the prior year period. Compared to the six months ended March 31, 2023, and excluding business systems transformation costs and the first quarter impact of the Mexico Acquisition, we incurred $23.7 million of higher professional fees related to various initiatives that was partially offset by $17.3 million of lower compensation and benefit costs primarily due to lower anticipated levels of achievement of performance goals compared to the prior year period.

Selling, General and Administrative Intangible Amortization Expense

SG&A intangible amortization expense was $79.0 million and $86.2 million in the second quarter of fiscal 2024 and 2023, respectively. SG&A intangible amortization expense was $161.0 million and $172.8 million in the six months ended March 31, 2024 and 2023, respectively.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs, net of $81.2 million and $435.8 million in the second quarter of fiscal 2024 and 2023, respectively, and $146.7 million and $467.9 million in the six months ended March 31, 2024 and 2023, respectively. Of these costs, $34.5 million and $350.7 million for the six months ended March 31, 2024 and 2023, respectively, were non-cash.

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

Interest Expense, net

Interest expense, net for the second quarter of fiscal 2024 was $100.8 million compared to $108.4 million for the prior year quarter. Interest expense, net decreased in the current year quarter primarily due to higher interest income and a decrease in average debt that was partially offset by higher interest rates on debt, each as compared to the prior year quarter.

Interest expense, net for the six months ended March 31, 2024 was $202.2 million compared to $205.7 million for the prior year period. Interest expense, net decreased in the current year period primarily due to higher interest income and a decrease in average debt that was partially offset by higher interest rates on debt and two additional months of debt associated with the Mexico Acquisition, each as compared to the prior year period. See “Note 8. Interest Expense, Net” of the Notes to Consolidated Financial Statements for additional information.

Pension and Other Postretirement Non-Service Cost

Pension and other postretirement non-service cost for the second quarter of fiscal 2024 was $0.6 million compared to $6.0 million for the second quarter of fiscal 2023. Pension and other postretirement non-service cost for the six months ended March 31, 2024 was $0.4 million compared to $11.0 million for the six months ended March 31, 2023. The lower costs in fiscal 2024 are largely driven by reduced U.S. pension plan benefit obligations due to a 61-basis point increase in the discount rate compared to the prior measurement date, and non-U.S. pension plan obligations that were positively impacted by a 73-basis point increase for the same period. Customary pension and other postretirement cost are included in our segment results. See “Note 5. Retirement Plans” of the Notes to Consolidated Financial Statements for more information.

Other (Expense) Income, net

Other (expense) income, net for the second quarter of fiscal 2024 was expense of $13.5 million compared to expense of $17.8 million in the second quarter of fiscal 2023.

Other (expense) income, net for the six months ended March 31, 2024 was expense of $18.2 million compared to income of $7.4 million in the first six months of fiscal 2023. The $25.6 million change in Other (expense) income, net for the first six months of fiscal 2024 compared to the prior year period was primarily due to an unfavorable $19.3 million of other non-operating costs resulting principally from a $19.7 million gain on foreign currency exchange contract derivatives entered into in anticipation of the Mexico Acquisition in the prior year period and an unfavorable $7.3 million related to the sale of businesses that resulted principally from an $11.1 million gain on the sale of our Eaton, IN, and Aurora, IL, uncoated recycled paperboard mills in the prior year period. In addition, we incurred an unfavorable $4.0 million impact of foreign currency. These items were partially offset by a $6.2 million gain on sale of fixed assets, primarily for the sale of an airplane in the current year period.

See “Note 11. Fair Value — Accounts Receivable Monetization Agreements” of the Notes to Consolidated Financial Statements for additional information on our sale of receivables and associated expenses.

Equity in Income (Loss) of Unconsolidated Entities

Equity in income (loss) of unconsolidated entities for the second quarter of fiscal 2024 was income of $2.9 million compared to income of $4.5 million for the second quarter of fiscal 2023. Equity in income (loss) of unconsolidated entities for the six months ended March 31, 2024 was income of $7.1 million compared to a loss of $31.5 million for the six months ended March 31, 2023. The loss in the first six months of fiscal 2023 was driven by a $46.8 million non-cash, pre-tax loss to recognize the write-off of historical foreign currency translation adjustments recorded in Accumulated other comprehensive loss, as well as the difference between the fair value of the consideration paid for the Mexico Acquisition and the carrying value of our prior ownership interest. The change year-over-year was also impacted by no longer recording equity income after the December 2022 purchase of our remaining interest in the operations acquired in the Mexico Acquisition and the sale of a displays joint venture in the third quarter of fiscal 2023. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information on the Mexico Acquisition.

Provision for Income Taxes

We recorded an income tax benefit of $10.0 million for the three months ended March 31, 2024 compared to a benefit of $116.8 million for the three months ended March 31, 2023. The effective tax rate benefit for the three months ended March 31, 2024 was 156.3%, while the effective tax rate benefit for the three months ended March 31, 2023 was 5.5%.

We recorded an income tax benefit of $4.3 million for the six months ended March 31, 2024 compared to a benefit of $108.5 million for the six months ended March 31, 2023. The effective tax rate benefit for the six months ended March 31, 2024 was 40.6%, while the effective tax rate benefit for the six months ended March 31, 2023 was 5.3%.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023 (1)
Corrugated Packaging Shipments - thousands of tons	1,556.2	1,751.1	3,307.2	1,745.7	1,753.9	6,806.9
North American Corrugated Packaging Shipments - BSF	22.7	22.7	45.4	22.3	22.5	90.3
North American Corrugated Packaging Per Shipping Day - MMSF	378.8	354.9	366.5	353.8	363.4	362.5

Fiscal 2024
Corrugated Packaging Shipments - thousands of tons	1,717.3	1,704.1	3,421.5
North American Corrugated Packaging Shipments - BSF	22.1	21.9	44.0
North American Corrugated Packaging Per Shipping Day - MMSF	363.0	347.7	355.2

(1)
In the fourth quarter of fiscal 2023, the fiscal 2023 Corrugated Packaging Shipments were revised by an immaterial amount.

Corrugated Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2023
First Quarter	$2,337.4	$329.4	14.1%
Second Quarter	2,627.4	407.5	15.5
Six Months Ended March 31, 2023	4,964.8	736.9	14.8
Third Quarter	2,565.7	429.7	16.7
Fourth Quarter	2,524.4	433.8	17.2
Total	$10,054.9	$1,600.4	15.9%

Fiscal 2024
First Quarter	$2,419.9	$327.8	13.5%
Second Quarter	2,398.3	317.9	13.3
Six Months Ended March 31, 2024	$4,818.2	$645.7	13.4%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment decreased $229.1 million in the second quarter of fiscal 2024 compared to the prior year quarter. The decrease primarily consisted of $187.0 million of lower selling price/mix and $51.6 million of lower volumes. These declines were partially offset by $22.2 million of favorable foreign exchange rates.

Net sales before intersegment eliminations for the Corrugated Packaging segment decreased $146.6 million in the six months ended March 31, 2024 compared to the prior year period. The decrease primarily consisted of $319.1 million of lower selling price/mix and $81.8 million of lower volumes excluding $209.2 million for two additional months of sales in the first quarter of fiscal 2024 from the operations acquired in the Mexico Acquisition. These declines were also partially offset by $41.6 million associated with the converting operations formerly in the Consumer Packaging segment and $29.7 million of favorable foreign exchange rates.

Adjusted EBITDA — Corrugated Packaging Segment

Corrugated Packaging segment Adjusted EBITDA in the second quarter of fiscal 2024 decreased $89.6 million compared to the prior year quarter primarily due to an estimated $145.8 million of margin impact from lower selling price/mix, an estimated $17.5 million of increased net cost inflation and $7.9 million of lower volumes. These items were partially offset by $71.6 million of increased cost savings and an estimated $11.3 million impact of lower economic downtime and prior year mill closures. Additionally, we had $1.3 million of other net unfavorable items compared to the prior year quarter that consisted primarily of an estimated $7.9 million unfavorable impact of winter weather which was partially offset by $6.4 million of favorable planned downtime including maintenance outages.

Corrugated Packaging segment Adjusted EBITDA in the six months ended March 31, 2024 decreased $91.2 million compared to the prior year period primarily due to an estimated $270.5 million of margin impact from lower selling price/mix, $11.1 million of lower volumes and an estimated $6.2 million of increased net cost inflation. These items were partially offset by $137.1 million of increased cost savings and an estimated $23.2 million impact of lower economic downtime and prior year mill closures. Additionally, we had $36.3 million of other net favorable items compared to the prior year period that consisted primarily of $19.3 million from the operations acquired in the Mexico Acquisition as the first quarter of fiscal 2024 included two additional months of results from such operations compared to the prior year period, $16.5 million of favorable planned downtime including maintenance outages and $6.1 million associated with the converting operations formerly in the Consumer Packaging segment which were partially offset by an estimated $7.9 million unfavorable impact of winter weather.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023
Consumer Packaging Shipments - thousands of tons	360.2	356.3	716.5	346.5	348.3	1,411.3

Fiscal 2024
Consumer Packaging Shipments - thousands of tons	298.1	318.9	616.9

Consumer Packaging Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2023
First Quarter	$1,215.0	$183.3	15.1%
Second Quarter	1,265.1	218.6	17.3
Six Months Ended March 31, 2023	2,480.1	401.9	16.2
Third Quarter	1,250.6	230.0	18.4
Fourth Quarter	1,211.1	203.8	16.8
Total	$4,941.8	$835.7	16.9%

Fiscal 2024
First Quarter	$1,059.3	$166.2	15.7%
Second Quarter	1,113.5	200.3	18.0
Six Months Ended March 31, 2024	$2,172.8	$366.5	16.9%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations for the Consumer Packaging segment decreased $151.6 million in the second quarter of fiscal 2024 compared to the prior year quarter. The decrease was primarily due to $99.3 million of lower volumes and $56.9 million due to the prior year divestiture of our interior partition operations. These items were partially offset by $4.1 million of favorable foreign exchange rates.

Net sales before intersegment eliminations for the Consumer Packaging segment decreased $307.3 million in the six months ended March 31, 2024 compared to the prior year period. The decrease was primarily due to $208.8 million of lower volumes, $111.1 million due to the prior year divestiture of our interior partition operations and $37.8 million of net sales for converting operations now included in the Corrugated Packaging segment. These items were partially offset by $31.4 million of higher selling price/mix and $18.8 million of favorable foreign exchange rates.

Adjusted EBITDA — Consumer Packaging Segment

Consumer Packaging segment Adjusted EBITDA in the second quarter of fiscal 2024 decreased $18.3 million compared to the prior year quarter primarily due to an estimated $20.3 million of increased net cost inflation, an estimated $9.6 million impact of higher economic downtime, $8.3 million of lower volumes and an estimated $1.1 million margin impact from lower selling price/mix. These items were partially offset by $27.7 million of increased cost savings. Additionally, we had $6.7 million of other net unfavorable items compared to the prior year quarter that consisted primarily of $7.3 million of lower Adjusted EBITDA due to the prior year divestiture of our interior partition operations.

Consumer Packaging segment Adjusted EBITDA in the six months ended March 31, 2024 decreased $35.4 million compared to the prior year period primarily due to $45.7 million of lower volumes, an estimated $41.0 million of increased net cost inflation and an estimated $39.7 million impact of higher economic downtime. These items were partially offset by $76.6 million of increased cost savings and an estimated $27.8 million margin impact from higher selling price/mix. Additionally, we had $13.4 million of other net unfavorable items compared to the prior year period that consisted primarily of $16.2 million due to the prior year divestiture of our interior partition operations and $4.4 million of Adjusted EBITDA from the first quarter of fiscal 2023 associated with the converting operations now included in the Corrugated Packaging segment, which were partially offset by $5.1 million of favorable planned downtime including maintenance outages.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023
Global Paper Shipments - thousands of tons	1,091.9	1,178.7	2,270.6	1,126.8	1,129.5	4,526.9

Fiscal 2024
Global Paper Shipments - thousands of tons	1,008.5	1,162.4	2,170.9

Global Paper Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2023
First Quarter	$1,123.6	$157.3	14.0%
Second Quarter	1,168.2	187.1	16.0
Six Months Ended March 31, 2023	2,291.8	344.4	15.0
Third Quarter	1,065.7	177.0	16.6
Fourth Quarter	1,012.4	133.6	13.2
Total	$4,369.9	$655.0	15.0%

Fiscal 2024
First Quarter	$918.3	$118.4	12.9%
Second Quarter	1,016.2	129.5	12.7
Six Months Ended March 31, 2024	$1,934.5	$247.9	12.8%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Global Paper Segment

The $152.0 million decrease in net sales before intersegment eliminations for the Global Paper segment in the second quarter of fiscal 2024 compared to the prior year quarter was primarily due to $125.2 million of lower selling price/mix, $22.0 million of lower sales associated with prior year mill divestitures and $5.0 million of lower volumes.

The $357.3 million decrease in net sales before intersegment eliminations for the Global Paper segment in the six months ended March 31, 2024 compared to the prior year period was primarily due to $239.3 million of lower selling price/mix, $48.6 million of lower sales associated with prior year mill divestitures and $47.1 million of lower volumes. Additionally, net sales are $22.7 million lower than the prior year period as sales to the operations acquired in the Mexico Acquisition for two additional months in fiscal 2024 are eliminated following the acquisition.

Adjusted EBITDA — Global Paper Segment

Global Paper segment Adjusted EBITDA in the second quarter of fiscal 2024 decreased $57.6 million compared to the prior year quarter primarily due to $105.7 million of margin impact from lower selling price/mix, an estimated $37.5 million impact of higher economic downtime and prior year mill closures, and $0.6 million of lower volumes. These items were partially offset by an estimated $83.4 million of increased cost savings and $14.9 million of net cost deflation. Additionally, we had $12.1 million of other net unfavorable items compared to the prior year quarter that consisted primarily of $9.5 million of lower Adjusted EBITDA associated with prior year mill divestitures and an estimated $4.5 million unfavorable impact of winter weather, which were largely offset by.an estimated $4.8 million of lower planned downtime including maintenance outages.

Global Paper segment Adjusted EBITDA in the six months ended March 31, 2024 decreased $96.5 million compared to the prior year period primarily due to $197.1 million of margin impact from lower selling price/mix, an estimated $99.1 million impact of higher economic downtime and prior year mill closures and $5.0 million of lower volumes. These items were partially offset by an estimated $185.5 million of increased cost savings and $33.1 million of net cost deflation. Additionally, we had $13.9 million of other net unfavorable items compared to the prior year period that consisted primarily of $19.6 million of lower Adjusted EBITDA associated with prior year mill divestitures and an estimated $4.5 million unfavorable impact of winter weather, which was partially offset by an estimated $12.5 million of lower planned downtime including maintenance outages.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2023
Distribution Shipments - thousands of tons	34.1	45.4	79.4	40.8	32.8	153.0

Fiscal 2024
Distribution Shipments - thousands of tons	31.4	31.2	62.6

Distribution Segment – Net Sales and Adjusted EBITDA

(In millions, except percentages)	Net Sales (1)	Adjusted EBITDA	Adjusted EBITDA Margin
Fiscal 2023
First Quarter	$321.5	$10.8	3.4%
Second Quarter	307.3	9.3	3.0
Six Months Ended March 31, 2023	628.8	20.1	3.2
Third Quarter	317.8	6.0	1.9
Fourth Quarter	314.1	10.9	3.5
Total	$1,260.7	$37.0	2.9%

Fiscal 2024
First Quarter	$289.7	$9.0	3.1%
Second Quarter	272.0	8.9	3.3
Six Months Ended March 31, 2024	$561.7	$17.9	3.2%

(1)
Net sales before intersegment eliminations, also referred to as segment sales.

Net Sales (Aggregate) — Distribution Segment

The $35.3 million decrease in net sales before intersegment eliminations for the Distribution segment in the second quarter of fiscal 2024 compared to the prior year quarter was primarily due to $31.0 million of lower volumes and $4.0 million of lower selling price/mix. The lower volumes were primarily due to lower moving & storage and automotive business volumes.

The $67.1 million decrease in net sales before intersegment eliminations for the Distribution segment in the six months ended March 31, 2024 compared to the prior year period was primarily due to $67.0 million of lower volumes. The lower volumes were primarily due to lower moving & storage and automotive business volumes.

Adjusted EBITDA — Distribution Segment

Distribution segment Adjusted EBITDA in the second quarter of fiscal 2024 decreased $0.4 million compared to the prior year quarter primarily due to an estimated $9.0 million of lower volumes and $4.0 million of margin impact of lower selling price/mix, which were largely offset by $7.3 million of increased cost savings and an estimated $5.8 million of increased net cost deflation.

Distribution segment Adjusted EBITDA in the six months ended March 31, 2024 decreased $2.2 million compared to the prior year period primarily due to an estimated $19.0 million of lower volumes and an estimated $2.6 million of increased net cost inflation, which were largely offset by $19.8 million of increased cost savings.

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

Cash and cash equivalents were $494.7 million at March 31, 2024 and $393.4 million at September 30, 2023. Approximately one-half of the cash and cash equivalents at March 31, 2024 were held outside of the U.S. The proportion of cash and cash equivalents held outside of the U.S. generally varies from period to period. At March 31, 2024 and September 30, 2023, total debt was $9.0 billion and $8.6 billion, respectively, $1,317.5 million and $533.0 million of which was short-term at March 31, 2024 and September 30, 2023, respectively. The increase in short-term debt is primarily due to our $600 million 3.750% bond due March 2025 becoming current. Included in our total debt at March 31, 2024 was $147.6 million of non-cash acquisition-related step-up. During the six months ended March 31, 2024, debt increased $451.8 million and was partially offset by an increase in cash and cash equivalents. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

At March 31, 2024, we had approximately $3.0 billion of available liquidity under our long-term committed credit facilities and cash and cash equivalents. Our primary availability is under our revolving credit facilities and Receivables Securitization Facility, the majority of which matures July 2027. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions and dividends.

Our credit facilities contain certain restrictive covenants, including a covenant to satisfy a debt to capitalization ratio. We test and report our compliance with these covenants as required by these facilities and were in compliance with them as of March 31, 2024.

At March 31, 2024, we had $76.0 million of outstanding letters of credit not drawn upon.

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

Cash Flow Activity

	Six Months Ended
(In millions)	March 31,
	2024	2023
Net cash provided by operating activities	$312.1	$550.0
Net cash provided by (used for) investing activities	$356.7	$(1,343.5)
Net cash (used for) provided by financing activities	$(569.7)	$907.6

Net cash provided by operating activities during the six months ended March 31, 2024 decreased $237.9 million compared to the six months ended March 31, 2023 primarily due to lower earnings, excluding the goodwill impairment and restructuring and other costs, net, and $89.7 million of increased working capital usage compared to the prior year period.

Net cash provided by investing activities of $356.7 million in the six months ended March 31, 2024 consisted primarily of $860.0 million of proceeds from the collection of an installment note receivable related to our Timber Notes and $38.7 million of proceeds from the sale of property, plant and equipment primarily for the sale of our Panama City, FL mill that were partially offset by $548.6 million for capital expenditures. Net cash used for investing activities of $1.3 billion in the six months ended March 31, 2023 consisted primarily of $853.5 million of cash paid for the purchase of businesses, net of cash acquired, for the Mexico Acquisition and $563.7 million for capital expenditures that were partially offset by $25.9 million of proceeds from the sale of two URB mills, $23.2 million of proceeds from currency forward contracts and $18.7 million of proceeds from the sale of property, plant and equipment. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information on the Mexico Acquisition.

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

In the six months ended March 31, 2024, net cash used for financing activities of $569.7 million consisted primarily of a $774.0 million payment of a secured financing liability related to our Non-recourse Liabilities, and cash dividends paid to stockholders of $155.6 million which were partially offset by a net increase in debt of $372.2 million. In the six months ended March 31, 2023, net cash provided by financing activities of $907.6 million consisted primarily of a net increase in debt of $1,063.7 million which was partially offset by cash dividends paid to stockholders of $140.3 million. The increase in debt in the six months ended March 31, 2023 was primarily in connection with the Mexico Acquisition. See “Note 3. Acquisitions” of the Notes to Consolidated Financial Statements for additional information on the Mexico Acquisition.

See “Note 15. Special Purpose Entities” of the Notes to Consolidated Financial Statements for additional information on the installment note receivable and secured financing liability referenced above.

In April 2024, our board of directors declared a quarterly dividend of $0.3025 per share. In February 2024 and November 2023, we paid a quarterly dividend of $0.3025 per share, representing a $1.21 per share annualized dividend, or an increase of 10% from the prior year. In February 2023 and November 2022, we paid a quarterly dividend of $0.275 per share.

We have a share repurchase program that has been indefinitely suspended in light of the proposed Transaction (and related restrictions imposed by the Transaction Agreement). In the six months ended March 31, 2024 and 2023, we had no share repurchases under these programs. See “Note 17. Equity and Other Comprehensive Income (Loss) — Equity — Stock Repurchase Program” of the Notes to Consolidated Financial Statements for additional information.

The U.S. federal, state and foreign net operating losses and other U.S. federal and state tax credits available to us aggregated approximately $41 million in future potential reductions of U.S. federal, state and foreign cash taxes at the end of the previous fiscal year. These items are primarily for foreign and state net operating losses and credits that generally will be utilized between fiscal 2024 and 2042. Our cash tax rate is highly dependent on our taxable income, utilization of net operating losses and credits, changes in tax laws or tax rates, capital expenditures and other factors. Barring significant changes in our current assumptions, including changes in tax laws or tax rates, forecasted taxable income, levels of capital expenditures and other items, we expect our fiscal 2024 cash tax rate will be approximately 30 percentage points higher than our expected income tax rate. The higher cash tax rate expected in fiscal 2024 is primarily due to the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act, legislation requiring amortization of research and experimental costs instead of a full deduction in the year incurred and cash taxes due as a result of a deferred payment on the sale of our interior packaging operations and Chattanooga mill. We expect our fiscal 2025 and 2026 cash tax rates to be approximately 5 percentage points higher than our expected income tax rate primarily due to the timing of depreciation on our qualifying capital investments as allowed under the Tax Cuts and Jobs Act and legislation requiring amortization of research and experimental costs instead of a full deduction in the year incurred. These rates are subject to change for a variety of reasons, including as a result of consummation of the proposed Transaction.

We made contributions of $8.8 million to our qualified and supplemental defined benefit pension plans during the six months ended March 31, 2024. Based on current facts and assumptions, we expect to contribute an aggregate of approximately $25 million to our qualified and supplemental defined benefit pension plans in fiscal 2024. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 and other regulations. Our pension plans in the U.S. are overfunded, and we had a $637.2 million pension asset on our consolidated balance sheet as of March 31, 2024.

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

At March 31, 2024 and September 30, 2023, we had recorded withdrawal liabilities of $207.2 million and $203.2 million, respectively, including liabilities associated with PIUMPF’s accumulated funding deficiency demands. See “Note 5. Retirement Plans — MEPPs” of the Notes to Consolidated Financial Statements for more information regarding these liabilities.

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

SUMMARIZED STATEMENT OF OPERATIONS

Six Months Ended
(In millions)	March 31, 2024

Net sales to unrelated parties	$742.5
Net sales to non-Guarantor Subsidiaries	$605.4
Gross profit	$538.2
Interest expense, net with non-Guarantor Subsidiaries	$(245.9)
Net loss and net loss attributable to the Obligor Group	$(98.9)

SUMMARIZED BALANCE SHEETS

(In millions)	March 31, 2024	September 30, 2023

ASSETS
Current amounts due from non- Guarantor Subsidiaries	$142.7	$—
Other current assets	278.2	192.4
Total current assets	$420.9	$192.4

Noncurrent amounts due from non- Guarantor Subsidiaries	$206.1	$262.2
Other noncurrent assets (1)	1,615.3	1,607.9
Total noncurrent assets	$1,821.4	$1,870.1

LIABILITIES
Current amounts due to non- Guarantor Subsidiaries	$1,164.7	$1,106.2
Other current liabilities	1,298.2	427.4
Total current liabilities	$2,462.9	$1,533.6

Noncurrent amounts due to non- Guarantor Subsidiaries	$6,560.7	$6,472.6
Other noncurrent liabilities	6,418.4	7,056.6
Total noncurrent liabilities	$12,979.1	$13,529.2

(1)
Other noncurrent assets includes aggregate goodwill and intangibles, net of $1,346.5 million and $1,395.5 million as of March 31, 2024 and September 30, 2023, respectively.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Earnings (loss) per diluted share	$0.06	$(7.85)	$(0.03)	$(7.68)
Impairment of goodwill	—	7.16	—	7.17
Restructuring and other costs, net	0.24	1.29	0.43	1.39
Business systems transformation costs	0.06	0.05	0.13	0.11
Losses at closed facilities	0.02	—	0.05	0.01
Accelerated depreciation on certain consolidated facilities	0.01	—	0.02	—
Work stoppages	—	0.11	0.01	0.23
Loss on consolidation of previously held equity method investment net of deferred taxes	—	—	—	0.09
Acquisition accounting inventory related adjustments	—	0.01	—	0.04
Gain on sale of airplane	—	—	(0.02)	—
Gain on sale of two uncoated recycled paperboard mills	—	—	—	(0.03)
Adjustment to reflect adjusted earnings on a fully diluted basis	—	—	—	(0.01)
Adjusted Earnings Per Diluted Share	$0.39	$0.77	$0.59	$1.32

The as reported results in the table below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income (loss) before income taxes”, “Income tax benefit” and “Consolidated net income (loss)”, respectively, as reported on the consolidated statements of operations. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income (loss) attributable to common stockholders

(represented in the table below as the as reported results for Consolidated net income (loss) (i.e., Net of Tax) less Net income attributable to noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended			Six Months Ended
	March 31, 2024			March 31, 2024
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
As reported	$6.4	$10.0	$16.4	$(10.6)	$4.3	$(6.3)
Restructuring and other costs, net	81.2	(19.9)	61.3	146.7	(36.1)	110.6
Business systems transformation costs (1)	20.2	(4.9)	15.3	45.1	(11.0)	34.1
Losses at closed facilities (1)	7.1	(1.8)	5.3	17.5	(4.3)	13.2
Accelerated depreciation on certain consolidated facilities	2.8	(0.6)	2.2	4.8	(1.1)	3.7
Work stoppages (1)	—	—	—	1.8	(0.5)	1.3
Loss on sale of RTS and Chattanooga	2.0	(0.6)	1.4	1.5	(0.4)	1.1
Gain on sale of airplane	—	—	—	(6.2)	1.5	(4.7)
Gain on sale of unconsolidated entities, net (1)	—	—	—	(1.0)	0.2	(0.8)
Other	—	—	—	0.3	(0.1)	0.2
Adjusted Results	$119.7	$(17.8)	$101.9	$199.9	$(47.5)	$152.4
Noncontrolling interests			(0.9)			(0.6)
Adjusted Net Income			$101.0			$151.8
(1)
These footnoted items represent the "Other adjustments" reported in the additional segment information table in our segment footnote. The “Losses at closed facilities” line for the three and six months ended March 31, 2024, includes $1.3 million and $2.6 million, respectively, of depreciation and amortization. See “Note 7. Segment Information” for additional information.

	Three Months Ended			Six Months Ended
	March 31, 2023			March 31, 2023
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
As reported	$(2,121.6)	$116.8	$(2,004.8)	$(2,066.5)	$108.5	$(1,958.0)
Impairment of goodwill	1,893.0	(63.2)	1,829.8	1,893.0	(63.2)	1,829.8
Restructuring and other costs, net	435.8	(106.9)	328.9	467.9	(114.7)	353.2
Work stoppages (1)	36.2	(8.9)	27.3	77.8	(19.1)	58.7
Business systems transformation costs (1)	17.5	(4.3)	13.2	37.7	(9.2)	28.5
Loss on consolidation of previously held equity method investment net of deferred taxes (1)	—	—	—	46.8	(22.2)	24.6
Acquisition accounting inventory related adjustments (1)	4.6	(1.1)	3.5	13.1	(3.2)	9.9
Losses at closed facilities (1)	1.2	(0.3)	0.9	3.7	(0.8)	2.9
Gain on sale of two uncoated recycled paperboard mills	—	—	—	(11.1)	2.8	(8.3)
Other (1)	0.1	—	0.1	0.6	(0.1)	0.5
Adjusted Results	$266.8	$(67.9)	$198.9	$463.0	$(121.2)	$341.8
Noncontrolling interests			(1.3)			(2.8)
Adjusted Net Income			$197.6			$339.0

(1)
These footnoted items represent the "Other adjustments" reported in the additional segment information table in our segment footnote. The “Losses at closed facilities” line for the three and six months ended March 31, 2023, includes $0.2 million and $0.7 million, respectively, of depreciation and amortization. See “Note 7. Segment Information” for additional information.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$15.5	$(2,006.1)	$(6.9)	$(1,960.8)
Adjustments: (1)
Less: Net income attributable to noncontrolling interests	0.9	1.3	0.6	2.8
Income tax benefit	(10.0)	(116.8)	(4.3)	(108.5)
Other expense (income), net	13.5	17.8	18.2	(7.4)
Interest expense, net	100.8	108.4	202.2	205.7
Restructuring and other costs, net	81.2	435.8	146.7	467.9
Impairment of goodwill	—	1,893.0	—	1,893.0
Loss on sale of RTS and Chattanooga	2.0	—	1.5	—
Depreciation, depletion and amortization	388.4	395.8	770.2	769.0
Other adjustments	26.0	59.4	60.8	179.0
Consolidated Adjusted EBITDA	$618.3	$788.6	$1,189.0	$1,440.7

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

Forward-looking statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, such as developments related to pricing cycles and volumes; economic, competitive and market conditions generally, including macroeconomic uncertainty, customer inventory rebalancing, the impact of inflation and increases in energy, raw materials, shipping, labor and capital equipment costs; reduced supply of raw materials, energy and transportation, including from supply chain disruptions and labor shortages; intense competition; results and impacts of acquisitions, including operational and financial effects from the Mexico Acquisition and divestitures; business disruptions, including the occurrence of severe weather or a natural disaster or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance and repair or public health crises; failure to respond to changing customer preferences and to protect our intellectual property; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, and costs related to resolving disputes with third parties with which we work to manage and implement capital projects; risks related to international sales and operations; the production of faulty or contaminated products; the loss of certain customers; adverse legal, reputational, operational and financial effects resulting from information security incidents and the effectiveness of business continuity plans during a ransomware or other cyber incident; work stoppages and other labor relations difficulties; inability to attract, motivate and retain qualified personnel, including as a result of the proposed Transaction; risks associated with sustainability and climate change, including our ability to achieve sustainability targets and commitments and realize climate-related opportunities on announced timelines or at all; our inability to successfully identify and make performance improvements and deliver cost savings and risks associated with completing strategic projects on anticipated timelines and realizing anticipated financial or operational improvements on announced timelines or at all, including with respect to our business systems transformation; risks related to the proposed Transaction, including our ability to complete the Transaction on the anticipated timeline, or at all, restrictions imposed on our business under the Transaction Agreement, disruptions to our business while the proposed Transaction is pending, the impact of management’s time and attention being focused on consummation of the proposed Transaction, costs associated with the proposed Transaction, and integration difficulties; risks related to our indebtedness, including increases in interest rates; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure; the scope, timing and outcome of any litigation, claims or other proceedings or dispute resolutions and the impact of any such litigation (including with respect to the Brazil tax liability matter); and additional impairment charges. Such risks and other factors that may impact forward-looking statements are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and in subsequent filings with the SEC. The information contained herein speaks as of the date hereof, and the Company does not have or undertake any obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law. Forward-looking statements, including projections herein, could also change as a result of consummation of the proposed Transaction.

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

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

WESTROCK COMPANY
(Registrant)

Date:	May 3, 2024	By:	/s/ Alexander W. Pease
Alexander W. Pease
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)